Form 10-Q
period 1997-09-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 1997-12-18
CIK 722572

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                 _____________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER PERIOD ENDED SEPTEMBER 30, 1997

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-11616

                       FRANKLIN TELECOMMUNICATIONS CORP.
            (Exact Name of Registrant as Specified in its Charter)

                                _______________


         California                                          95-3733534
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


            733 Lakefield Road, Westlake Village, California 91361
              (Address of Principal Executive Offices) (Zip Code)
      Registrant's Telephone Number, Including Area Code: (805) 373-8688

                                _______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK         OUTSTANDING AT DECEMBER 13, 1997
-----------------------------------         --------------------------------
Common Stock, no par value                             15,453,265

Index

Franklin Telecommunications Corp.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets (Unaudited) -
         June 30, 1997 and September 30, 1997

         Consolidated Statements of Operations (Unaudited) -
         Three months ended September 30, 1996 and 1997

         Consolidated Statements of Cash Flows (Unaudited) -
         Three months ended September 30, 1996 and 1997

         Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements


              FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            As of September 30, 1997 (unaudited) and June 30, 1997


                                                      September 30,   June 30,
                                                      -------------  ----------
                                                          1997          1997
                                                          ----          ----
                                                      (unaudited)
                        ASSETS
        ---------------------------------------
Current assets
 Cash...............................................  $   908,000   $ 1,464,000
 Accounts receivable, less allowance for doubtful
  accounts of $19,000 (unaudited) and $34,000,
  respectively......................................      111,000        80,000
 Other receivables..................................      189,000       199,000
 Inventories (Note 2)...............................      403,000       394,000
 Prepaid expenses...................................       68,000        68,000
                                                      -----------   -----------
  Total current assets..............................    1,679,000     2,205,000
                                                      -----------   -----------
Property and equipment
 Machinery and equipment............................      165,000       163,000
 Furniture and fixtures.............................       98,000        97,000
 Computers and software.............................      728,000       713,000
                                                      -----------   -----------
                                                          991,000       973,000
 Less accumulated depreciation......................      442,000       406,000
                                                      -----------   -----------
  Total property and equipment......................      549,000       567,000
                                                      -----------   -----------
Excess of cost over fair value of net assets of
 companies acquired, net of accumulated amortization
 of $70,000 (unaudited), and $40,000, respectively..      561,000       591,000
Other assets........................................      198,000       151,000
                                                      -----------   -----------
  Total assets......................................  $ 2,987,000   $ 3,514,000
                                                      ===========   ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
        ---------------------------------------

 Current portion of obligations under capital lease
  obligations.......................................  $   352,000   $   361,000
 Current portion of long-term debt (majority due to
  a related party)..................................      301,000       301,000
 Accounts payable...................................      339,000       175,000
 Accrued liabilities................................      497,000       559,000
                                                      -----------   -----------
  Total current liabilities.........................    1,489,000     1,396,000
Long-term debt, (majority due to a related party)
 less current portion...............................      360,000       360,000
Other liabilities...................................      183,000       183,000
                                                      -----------   -----------
  Total liabilities.................................    2,032,000     1,939,000
                                                      -----------   -----------
Minority Interest                                             --            --
Contingencies (Note 3)
Shareholders' equity
 Preferred stock, no par value 10,000,000 shares
  authorized no shares issued and outstanding.......          --            --
 Common stock, no par value 90,000,000 shares
  authorized 13,475,289 (unaudited) and 10,868,786
  shares issued and outstanding.....................   10,569,000     9,971,000
 Common stock committed, no par value 109,033
  (unaudited) and 296,066 shares committed but
  not yet issued....................................      321,000       579,000
 Accumulated deficit................................   (9,935,000)   (8,975,000)
                                                      -----------   -----------
  Total shareholders' equity........................      955,000     1,575,000
                                                      -----------   -----------
  Total liabilities and shareholders' equity........  $ 2,987,000   $ 3,514,000
                                                      ===========   ===========

  The accompanying notes are an integral part of these financial statements.

              FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months Ended September 30, 1997 and 1996 (unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                             September 30,
                                                      --------------------------
                                                         1997           1996
                                                      -----------    -----------
                                                      (unaudited)    (unaudited)
Sales
  Product..........................................   $   76,000     $  158,000
  Internet services................................      168,000         51,000
                                                      ----------     ----------
     Total sales...................................      244,000        209,000
                                                      ----------     ----------
Cost of sales
  Product..........................................       97,000        130,000
  Internet services................................      137,000         35,000
                                                      ----------     ----------
     Total cost of sales...........................      234,000        165,000
                                                      ----------     ----------
Gross profit.......................................       10,000         44,000
                                                      ----------     ----------
Operating expenses
  Research and development expenses................      121,000         97,000
  Selling, general, and administrative expenses....      849,000        324,000
                                                      ----------     ----------
     Total operating expenses......................      970,000        421,000
                                                      ----------     ----------
Loss from operations...............................     (960,000)      (377,000)
                                                      ----------     ----------
Other income (expense)
  Interest expense.................................      (17,000)        (7,000)
  Other income.....................................       17,000            --
                                                      ----------     ----------
     Total other income (expense)..................          --          (7,000)
                                                      ----------     ----------
Loss before minority interest and provision for
 income taxes......................................     (960,000)      (384,000)
Minority interest in loss of subsidiary............          --             --
                                                      ----------     ----------
Loss before provision for income taxes.............     (960,000)      (384,000)
Provision for income taxes.........................          --             --
                                                      ----------     ----------
Net loss...........................................   $ (960,000)    $ (384,000)
                                                      ==========     ==========
Net loss per common share..........................   $     (.07)    $     (.03)
                                                      ==========     ==========
Weighted average common shares outstanding.........   13,125,318     11,503,114
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.

              FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Three Months Ended September 30, 1997 and 1996 (unaudited)


                                                          Three Months Ended
                                                      --------------------------
                                                             September 30,
                                                      --------------------------
                                                         1997           1996
                                                      -----------    -----------
                                                      (unaudited)    (unaudited)
Cash flows from operating activities
Net loss...........................................   $ (960,000)    $ (384,000)
Adjustments to reconcile net loss to net cash used
 in operating activities
  Depreciation and amortization....................       66,000         12,000
  Provision for loss on obsolete inventory.........          --             --
  Provision for loss on doubtful accounts..........       15,000            --
  Write-down of goodwill...........................          --             --
  Notes payable for services rendered..............          --             --
  Stock issued for services rendered...............          --             --
  Loss on disposal of property.....................          --             --
(Increase) decrease in
  Accounts receivable..............................      (46,000)        26,000
  Inventories......................................       (9,000)         8,000
  Prepaid expenses.................................          --         (20,000)
Increase (decrease) in
  Accounts payable.................................      164,000         80,000
  Accrued liabilities..............................      (62,000)        19,000
  Accrued other liabilities........................          --             --
  Other liabilities................................          --          (1,000)
                                                      ----------     ----------
Net cash used in operating activities..............     (832,000)      (260,000)
                                                      ----------     ----------
Cash flows from investing activities
Purchases of property and equipment................      (18,000)       (24,000)
Cash received (paid) in connection with business
 acquisitions......................................          --             --
Issuance of notes receivable.......................          --        (190,000)
Proceeds from notes receivable.....................       10,000            --
Other assets.......................................      (47,000)           --
Other liabilities..................................          --             --
                                                      ----------     ----------
Net cash used in investing activities..............      (55,000)      (214,000)
                                                      ----------     ----------
Cash flows from financing activities
Payments on other liabilities......................          --             --
Proceeds from sale of Company stock................      340,000      1,007,000
Proceeds from sale of minority stock in
 consolidated subsidiary...........................          --             --
Issuance of long-term debt.........................          --         100,000
Payments on long-term debt.........................          --             --
Payments on capital lease obligation...............       (9,000)           --
                                                      ----------     ----------
Net cash provided by financing activities..........      331,000      1,107,000
                                                      ----------     ----------
Net increase (decrease) in cash....................     (556,000)       633,000
Cash, beginning of the period......................    1,464,000        166,000
                                                      ----------     ----------
Cash, end of the period............................   $  908,000     $  799,000
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.

              FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
      For the Three Months Ended September 30, 1997 and 1996 (unaudited)


NOTE 1--GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Business and Organization

    Franklin Telecommunications Corp. ("Franklin") and its subsidiaries (collectively the "Company") manufacture and distribute data communications and access and connectivity products for T-1 and X.25 wide-area networks and provide Internet services through its majority-owned subsidiary, FNet Corp. ("FNet"). FNet has had limited operations to date. The Company's customers are located predominantly in the United States, Canada, Australia, and parts of Europe in a wide range of industries including financial services, government, and manufacturing.

  Basis of Presentation

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accouning priciples for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financail statements included in the Form S-1 of Franklin Telecommuncations Corp. filed with the Securities and Exchange Commission on November 7, 1997. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Minority Interest

    FNet, on a stand-alone basis, had a shareholders' deficit. As a result, Franklin's investment in FNet had a negative carrying value. The increase in capitalization of FNet resulting from the sale of 1,949,500 and 51,000 shares of common stock for the year ended June 30, 1997 and the three months ended September 30, 1997, respectively, to outside investors benefited Franklin in that it reduced the negative carrying value of Franklin's investment in FNet. Accordingly, Franklin has accounted for the change in its proportionate share of FNet's equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements.

    The accompanying consolidated financial statements do not reflect a minority interest liability as of June 30, 1997 and September 30, 1997 as FNet, on a stand-alone basis, had a shareholders' deficit as of such dates. The accompanying consolidated statements of operations for the three months ended September 30, 1997 and 1996 do not reflect the minority interest's share of FNet's losses for said periods as the related accrual would result in the Company's recordation of a minority interest receivable.

  Net Loss Per Common Share

    The computation of loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the three months ended September 30, 1997 and 1996. Common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

  Income Taxes

    The Company accounts for income taxes under the Financial Accounting Standards Board SFAS No. 109, "Accounting for Income Taxes," SFAS 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

  Recently Issued Accounting Pronouncements

    The Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully-diluted earnings per share. The Company does not believe that reporting earnings per share in accordance with SFAS 128 will be materially different from the earnings per share previously reported.

    SFAS 130, "Reporting Comprehensive Income" issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have a material impact, if any, on its financial position or results of operations.

    The Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS 131 requires a company to report certain information about its operating segments including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. The Company does not anticipate any material change in the manner that it reports its segment information under this new pronouncement.

NOTE 2--INVENTORIES

    Inventories consisted of the following:

                              September 30,     June 30,
                              -------------     --------
                                  1997            1997
                                  ----            ----

                               (unaudited)
   Raw materials..........       $217,000       $155,000
   Work in process........        148,000        152,000
   Finished goods.........         38,000         87,000
                                 --------       --------
      Total...............       $403,000       $394,000
                                 ========       ========

NOTE 3--CONTINGENCIES

  Legal Proceedings

    On July 28, 1997 the Company was named as a defendant in an action brought by AT&T Corp. ("AT&T") against Connect America, a reseller of "800" number service, its officers and affiliates, and several Internet Service Providers, including the Company. The action was brought in the U.S. District Court for the Central District of California. In general, the complaint alleges that Connect America and its officers fraudulently acquired 800 numbers from AT&T, failed to pay for them, and resold them to the Company and the other Internet Service Providers on a "flat rate" basis, notwithstanding the fact the AT&T's charges for 800 service are typically based on time utilized. The claims against the Company and the other Internet Service Providers are based on unjust enrichment, on the theory that the Company and the other Internet Service Providers knew or should have known that flat rate 800 service was unavailable. In addition to injunctive relief against Connect America and its officers, the complaint seeks damages of $7.4 million, punitive damages and attorneys' fees. The Company has filed an answer to the complaint denying the material allegations thereof, and plans to vigorously contest the action. There can be no assurance that the Company will be successful in its defense of the action. Because of the large amount sought in the complaint, an adverse outcome would have a material adverse effect on the Company's financial condition.

NOTE 4--RECENT SALE OF EQUITY SECURITIES

    During September and October 1997, the Company completed two Regulation D private placement offerings as follows:

    . An offering of 333,333 units for $1,000,000. Each unit consists of one share of the Company's common stock and one common stock warrant to purchase one share of the Company's common stock for $5.00 per share. The net proceeds to the Company were $1,000,000, and

    . An offering of 540 units for $5,400,000. Each unit in this offering consists of one share of the Company's Series C Convertible Preferred Stock and one warrant to purchase one share of FNet's common stock. The net proceeds to the Company were $4,957,500.

    In November 1997, the Company issued an additional 200 units for $2,000,000. Each unit in this offering consists of one share of the Company's Series C Convertible Preferred Stock and one Warrant to purchase one share of FNet's common stock. The net proceeds to the Company were $1,850,000.

    During the three months ended September 30, 1997, FNet sold 51,000 shares of its stock to outside investors at $1.00 per share. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the 1933 Act provided in Rule 505 of Regulation D. After the issuance of these shares, Franklin's ownership percentage decreased to 67% as of September 30, 1997.

NOTE 5--SUBSEQUENT EVENTS

    The Company's President is employed pursuant to an Employment Agreement expiring on December 31, 1997. The Employment Agreement provides for monthly compensation at the rate of $20,000, with annual increases of 6%. The Company's Board of Directors has approved a new six year Employment Agreement for the Company's President, effective January 1, 1998. The new Employment Agreement provides for compensation at the rate of $27,000 per month, with annual increases of 6%.

    In October 1997, the Company's President exercised stock options for 1,333,695 shares of common stock at $0.10 per share.

    In November 1997, an employee of the Company exercised stock options for 50,000 and 100,000 shares of common stock at $0.69 and $1.31 per share, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Franklin Telecommunications Corp. (the "Company") designs, manufactures and markets high speed communications products and subsystems. The products are marketed through original equipment manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through its majority-owned subsidiary, FNet, the Company is a provider of Internet access and services, including Intenet telephony, to businesses and individuals. The Company is a California corporation formed in 1981.

    Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the Company's entrance into the Internet business, newly introduced products, development of "telephone-to-telephone" service capabilities over the Internet, net sales, gross profit, operating expenses, other income and expenses, liquidity and cash needs and the Company's plans and strategies are all based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements.

    The Company has recently re-focused its business from manufacturing primarily LAN and WAN products to providing telecommunications and Internet products and services. Beginning in the year ended June 30, 1997 and continuing in the three months ended September 30, 1997, the Company has begun to generate revenues from these new business lines. Sales had been declining for the Company's existing hardware products during the previous fiscal year, while the newly developed hardware products and Internet services were not yet ready for market. Initial demand for the Company's newly introduced D-Mark Channel Bank, Cyclone and Data Voice Gateway hardware product lines have yet to be established, since many potential customers are in the process of evaluating the products.

    FNet is in the nature of a new business venture; accordingly, it can be expected that its future operating results will be subject to many of the risks inherent in establishing a new business enterprise. There can be no assurance, therefore, that FNet will be able to achieve or sustain profitability in future periods or that the Company's investment of resources into it will be repaid.

    The Company's D-Mark Channel Bank terminates a digital T1 telephone line from the local telephone company and channelizes it into 24 analog data/voice lines for either modems, faxes, or telephones. With the declining cost of T1 digital lines, the Company believes that the D-Mark Channel Bank provides an effective, cost saving solution for companies using 10 or more phones or modems. The Cyclone is an evolution of the D-Mark and includes modems integrated into the PC cards, thus eliminating the need to add external modems for those applications requiring them. The Data Voice Gateway, or DVG, is a further evolution of the D-Mark, which adds the capability of transmitting voice traffic over the Internet and Frame relay circuits.

    Other products under development include the Tornado, which is a further evolution of the Cyclone by providing terminal server function. The Tornado is targeted to become the Company's point of presence ''POP in a box'' solution for ISPs or a corporation's data center. This would permit a new or existing Internet Service Provider or corporation to install all of the hardware required to provide an Internet service connection.

    Other features of the D-Mark series include FXO and, in the future, Ground Start capabilities for the voice card integrated in the D-Mark systems. FXO allows the D-Mark to extend the functions of a PBX telephone system. Ground Start will allow access to devices (PBX trunk lines, telephones, fax machines, etc.) that operate in this environment, thus expanding the types of devices that the D-Mark systems can utilize. The T-1 card in the D-Mark system is also being improved to add a MVIP interface. The MVIP interface is an open architecture standard interface, which would permit users to customize applications and directly connect third party hardware to the D-Mark systems.

    In designing the D-Mark Channel Bank, the Company's primary target market was Internet Service Providers. With the growth of the Internet, the Company believes that the D-Mark Channel Bank can satisfy the requirements of Internet Service Providers for providing analog lines for modem banks to provide service for their dial-up accounts.

    Companies such as U.S. Robotics, Texas Instruments and Cirrus Logic have purchased the D-Mark Channel Bank for testing and engineering of the latest 56K
(X2) modem technology.

    These applications were not originally considered by the Company, but were discovered by and in conjunction with purchasers of the product. Due to the rapidly changing pace of the telecommunications industry, management believes that the D-Mark Channel Bank will continue to be a leading edge product because of its upgradability and flexibility. The Company also manufactures D4 T-1 Channel Banks, which are capable of terminating a telephone company T1 line which contains 24 voice and or data circuits. This termination takes the T-1 serial port and turns it into 24 central office type telephone outlets which will accept 24 desk phones or a PBX. As part of the channel bank the Company also offers an 8 port station analog card (ICV-8) for the CTI market.

    As with any new line of business, there can be no assurance that the D-Mark Channel Bank, The Cyclone, DVG and other newly developed communications products will gain widespread market acceptance or be profitable. In addition, there can be no assurance that new hardware products and services developed by others will not render the Company's hardware products and services noncompetitive or obsolete.

Results of Operations

  Three Months Ended September 30, 1997 Compared To Three Months Ended September 30, 1996

    Net Sales. Net sales increased by $35,000, or 17%, from $209,000 in the three months ended September 30, 1996 to $244,000 in the three months ended September 30, 1997. The overall increase is due to increased Internet services revenue, with a reduced demand for wide area network products. Initial demand for newly introduced hardware products has yet to be established, in that most sales to date have been to customers for testing and evaluation purposes. The revenue mix for the three months ended September 30, 1997 consisted of 69% Internet services revenue and 31% hardware product sales.

    Gross Profit. Gross profit decreased as a percentage of net sales to 4% for the three months ended September 30, 1997, from a gross profit of 21% of net sales for the corresponding period of 1996. The gross profit percentage decrease can be attributed to increased manufacturing overhead infrastructure expenditures, including increased numbers of personnel to support an anticipated ramp up of sales activity.

    Operating Expenses. Operating expenses increased by $549,000, or 130%, from $421,000 in the three months ended September 30, 1996 to $970,000 in the three months ended September 30, 1997. The increase is attributable to increased product development costs for the recently introduced hardware products, costs in developing the Internet services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure to support higher sales volumes.

    Other Income (Expense). Interest expense increased by $10,000, or 143%, from $7,000 in the three months ended September 30, 1996 to $17,000 in the three months ended September 30, 1997, due primarily to an increase in loans from an officer of the Company and assumed lease debt from Internet Passport. Other income increased by $17,000, or 100%, from $-0- in the three months ended September 30, 1996 to $17,000 in the three months ended September 30, 1997, due to various non-operating items.

Liquidity and Capital Resources

    Cash and cash equivalents and net working capital totaled $908,000 and $190,000, respectively, as of September 30, 1997 and 1996. The primary source of cash was net proceeds generated from equity financing. The Company has relied on sales of new shares and the exercise of warrants and options to fund operations for an extended period of time. The Company received $114,000, $1,007,000, $1,109,000 and $289,000 in equity financing, for the years ended June 30, 1995, 1996, and 1997, and the three months ended September 30, 1997, respectively. Its subsidiary, FNet, raised $1,950,000 for the year ended June 30, 1997 and $51,000 for the three months ended September 30, 1997. FNet has continued to experience losses, due to the growth nature of the Internet services business. In addition to the equity financing described above, the Company's President has deferred portions of his compensation, and has on occasion, converted debt to equity, in order to preserve the Company's cash.

    The Company anticipates that its primary uses of working capital in future periods will be for acquisitions, increases in product development, expansion of its marketing plan, development of new branch offices and funding of increases in accounts receivable. Development of new branch offices may be achievable through acquisitions. Although the Company seeks to use its Common Stock to make acquisitions to the extent possible, many acquisition candidates may require that all or a significant portion of the purchase price be paid in cash.

    The Company believes that existing cash and cash equivalents, cash flow from operations, and cash being raised through private placements of securities will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 13 months. The Company regularly evaluates various potential acquisitions, which could require a substantial portion of the net proceeds from the exercise of the Warrants. To the extent the Company uses its cash resources for acquisitions, the Company may be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On July 28, 1997 the Company was named as a defendant in an action brought by AT&T Corp. ("AT&T") against Connect America, a reseller of "800" number service, its officers and affiliates, and several Internet Service Providers, including the Company. The action was brought in the U.S. District Court for the Central District of California. In general, the complaint alleges that Connect America and its officers fraudulently acquired 800 numbers from AT&T, failed to pay for them, and resold them to the Company and the other Internet Service Providers on a "flat rate" basis, notwithstanding the fact that AT&T's charges for 800 service are typically based on time utilized. The claims against the Company and the other Internet Service Providers are based on unjust enrichment, on the theory that the Company and the other Internet Service Providers knew or should have known that flat rate 800 service was unavailable. In addition to injunctive relief against Connect America and its officers, the complaint seeks damages of $7.4 million, punitive damages and attorneys' fees. The Company has filed an answer to the complaint denying the material allegations thereof, and plans to vigorously contest the action. There can be no assurance that the Company will be successful in its defense of the action. Because of the large amount sought in the complaint, an adverse outcome would have a material adverse effect on the Company's financial condition.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.   OTHER INFORMATION

     Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

(b)  Reports on From 8-K

     None