Form 10-Q
period 1997-12-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 1998-02-06
CIK 722572

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                 _____________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER PERIOD ENDED DECEMBER 31, 1997

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

                                _______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK              OUTSTANDING AT JANUARY 19, 1997
-----------------------------------              -------------------------------
Common Stock, no par value                                  16,135,183

Index

Franklin Telecommunications Corp.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         December 31, 1997 (unaudited) and June 30, 1997

         Consolidated Statements of Operations (Unaudited)-
         Three months and six months ended December 31, 1997 and 1996

         Consolidated Statements of Cash Flows (Unaudited)-
         Six months ended December 31, 1997 and 1996

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements


              FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             As of December 31, 1997 (unaudited) and June 30, 1997

                                                    December 31,   June 30, 1997
                                                    ------------   -------------
                                                        1997
                                                    ------------
                                                    (unaudited)

                     ASSETS
   -------------------------------------------

Current assets
 Cash and cash equivalents........................  $  7,330,000    $ 1,464,000
 Accounts receivable, less allowance for doubtful
  accounts of $44,000 (unaudited) and $34,000,
  respectively....................................       149,000         80,000
 Other receivables................................       282,000        199,000
 Inventories (Note 2).............................       601,000        394,000
 Prepaid expenses.................................        79,000         68,000
                                                    ------------    -----------
  Total current assets............................     8,441,000      2,205,000
                                                    ------------    -----------
Property and equipment
 Machinery and equipment..........................       166,000        163,000
 Furniture and fixtures...........................       113,000         97,000
 Computers and software...........................       893,000        713,000
                                                    ------------    -----------
                                                       1,172,000        973,000
 Less accumulated depreciation....................       481,000        406,000
                                                    ------------    -----------
  Total property and equipment....................       691,000        567,000
                                                    ------------    -----------
Excess of cost over fair value of net assets of
 companies acquired, net of accumulated
 amortization of $-0-(unaudited), and $40,000,
 respectively.....................................           --         591,000
Other assets......................................       322,000        151,000
                                                    ------------    -----------
  Total assets....................................  $  9,454,000    $ 3,514,000
                                                    ============    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
   --------------------------------------------

Current liabilities
 Current portion of obligations under capital
  lease obligations...............................  $    272,000    $   361,000
 Current portion of long-term debt (majority due
  to a related party).............................       207,000        301,000
 Accounts payable.................................       355,000        175,000
 Accrued liabilities..............................       764,000        559,000
                                                    ------------    -----------
  Total current liabilities.......................     1,598,000      1,396,000
Long-term debt, (majority due to a related party)
 less current portion.............................       320,000        360,000
Other liabilities.................................       183,000        183,000
                                                    ------------    -----------
  Total liabilities...............................     2,101,000      1,939,000
                                                    ------------    -----------
Minority Interest.................................           --             --
Contingencies (Note 3)
Shareholders' equity
 Preferred stock, no par value 10,000,000 shares
  authorized, Series C 740 shares (unaudited)
  issued and outstanding..........................     6,558,000            --
 Common stock, no par value 90,000,000 shares
  authorized 14,190,328 (unaudited) and 10,868,786
  shares issued and outstanding...................    11,465,000      9,971,000
 Common stock committed, no par value 1,333,695
  (unaudited) and 296,066 shares committed but not
  yet issued......................................       133,000        579,000
 Accumulated deficit..............................   (10,803,000)    (8,975,000)
                                                    ------------    -----------
  Total shareholders' equity......................     7,353,000      1,575,000
                                                    ------------    -----------
  Total liabilities and shareholders' equity......  $  9,454,000    $ 3,514,000
                                                    ============    ===========

  The accompanying notes are an integral part of these financial statements.

              FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended December 31, 1997 and 1996 (unaudited)

                                                 Three Months Ended           Six Months Ended
                                                 ------------------           ----------------
                                                    December 31,                December 31,
                                                    ------------                ------------
                                                1997          1996          1997          1996
                                             -----------   -----------   -----------   -----------
                                             (unaudited)   (unaudited)   (unaudited)   (unaudited)
Sales
  Product..................................  $  161,000    $  611,000    $   237,000   $  769,000
  Internet services........................     123,000        61,000        291,000      112,000
                                             ----------    ----------    -----------   ----------
     Total sales...........................     284,000       672,000        528,000      881,000
                                             ----------    ----------    -----------   ----------
Cost of sales
  Product..................................      44,000       254,000        141,000      384,000
  Internet services........................     119,000        22,000        256,000       57,000
                                             ----------    ----------    -----------   ----------
     Total cost of sales...................     163,000       276,000        397,000      441,000
                                             ----------    ----------    -----------   ----------
Gross profit...............................     121,000       396,000        131,000      440,000
                                             ----------    ----------    -----------   ----------
Operating Expenses
  Research and development expenses........     385,000       118,000        506,000      215,000
  Selling, general, and administrative
    expenses...............................     639,000       335,000      1,488,000      659,000
                                             ----------    ----------    -----------   ----------
     Total operating expenses..............   1,024,000       453,000      1,994,000      874,000
                                             ----------    ----------    -----------   ----------
Loss from operations.......................    (903,000)      (57,000)    (1,863,000)    (434,000)
                                             ----------    ----------    -----------   ----------
Other income (expense)
  Interest expense.........................     (14,000)      (10,000)       (31,000)     (17,000)
  Other income.............................      49,000        11,000         66,000       11,000
                                             ----------    ----------    -----------   ----------
     Total other income (expense)..........      35,000         1,000         35,000       (6,000)
                                             ----------    ----------    -----------   ----------
Loss before provision for income taxes.....    (868,000)      (56,000)    (1,828,000)    (440,000)
Provision for income taxes.................         --            --             --           --
                                             ----------    ----------    -----------   ----------
Net loss...................................  $ (868,000)   $  (56,000)   $(1,828,000)  $ (440,000)
                                             ==========    ==========    ===========   ==========
Basic loss per common share................  $     (.06)   $     (.01)   $      (.13)  $     (.04)
                                             ==========    ==========    ===========   ==========
Diluted loss per common share..............  $     (.06)   $     (.01)   $      (.13)  $     (.04)
                                             ==========    ==========    ===========   ==========
Weighted average common shares outstanding
   used to compile basic net loss per
   common share............................  15,383,037    12,148,906     14,449,384   11,864,085
                                             ==========    ==========    ===========   ==========

  The accompanying notes are an integral part of these financial statements.

              FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Six Months Ended December 31, 1997 and 1996 (unaudited)

                                                           Six Months Ended
                                                           ----------------
                                                             December 31,
                                                             ------------
                                                          1997          1996
                                                       -----------   -----------
                                                       (unaudited)   (unaudited)
Cash flows from operating activities
Net loss.............................................  $(1,828,000)   $(440,000)
Adjustments to reconcile net loss to net cash used in
 operating activities
  Depreciation and amortization......................      136,000       23,000
  Provision for loss on obsolete inventory...........          --         2,000
  Provision for loss on doubtful accounts............       10,000        9,000
  Notes payable for services rendered................          --       100,000
  Stock issued for services rendered.................          --        24,000
(Increase) decrease in
  Accounts receivable................................      (79,000)    (395,000)
  Inventories........................................     (207,000)     (80,000)
  Prepaid expenses...................................      (11,000)     (21,000)
Increase (decrease) in
  Accounts payable...................................       62,000      180,000
  Accrued salaries and related expenses..............        5,000       51,000
  Accrued other liabilities..........................          --        (1,000)
                                                       -----------    ---------
Net cash used in operating activities................   (1,912,000)    (548,000)
                                                       -----------    ---------
Cash flows from investing activities
Purchases of property and equipment..................     (201,000)     (83,000)
Issuance of notes receivable.........................       (4,000)         --
Other assets.........................................     (171,000)      (5,000)
                                                       -----------    ---------
Other liabilities                                              --           --
                                                       -----------    ---------
Net cash used in investing activities................     (376,000)     (88,000)
                                                       -----------    ---------
Cash flows from financing activities
Payments on other liabilities........................       (1,000)         --
Proceeds from sale of Company stock..................    7,960,000      701,000
Proceeds from sale of minority stock in consolidated
 subsidiary..........................................      284,000      148,000
Payments on capital lease obligation.................      (89,000)         --
                                                       -----------    ---------
Net cash provided by financing activities............    8,154,000      849,000
                                                       -----------    ---------
Net increase (decrease) in cash......................    5,866,000      213,000
Cash, beginning of the period........................    1,464,000      166,000
                                                       -----------    ---------
Cash, end of the period..............................  $ 7,330,000    $ 379,000
                                                       ===========    =========

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

  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accouning priciples for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financail statements included in the Form S-1 Amendment 2 of Franklin Telecommuncations Corp., filed with the Securities and Exchange Commission on January 27, 1998. The results of operations for the three months and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Minority Interest

     FNet, on a stand-alone basis, had a shareholders' deficit. As a result, Franklin's investment in FNet had a negative carrying value. The increase in capitalization of FNet resulting from the sale of 1,949,500 and 363,000 shares of common stock for the year ended June 30, 1997 and the six months ended December 31, 1997, respectively, to outside investors benefited Franklin in that it reduced the negative carrying value of Franklin's investment in FNet. Accordingly, Franklin has accounted for the change in its proportionate share of FNet's equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements.

     The accompanying consolidated financial statements do not reflect a minority interest liability as of June 30, 1997 and December 31, 1997 as FNet, on a stand-alone basis, had a shareholders' deficit as of such dates. The accompanying consolidated statements of operations for the three months and six months ended December 31, 1997 and 1996 do not reflect the minority interest's share of FNet's losses for said periods as the related accrual would result in the Company's recordation of a minority interest receivable.

  Loss Per Common Share

     The computation of basic and diluted loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the three month and the six month periods ended December 31, 1997, and 1996, in accordance with SFAS No. 128. The prior periods have been restated to comply with the new method of computed earnings per share in accordance with SFAS No. 128. Common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

NOTE 2--INVENTORIES

     Inventories consisted of the following:

                            December 31,    June 30,
                            ------------    --------
                                1997          1997
                                ----          ----
                            (unaudited)
  Raw materials..........     $ 88,000      $155,000
  Work in process........      248,000       152,000
  Finished goods.........      265,000        87,000
                              --------      --------
     Total...............     $601,000      $394,000
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

     During the six months ended December 31, 1997, FNet sold 363,000 shares of its stock to outside investors at $1.00 per share. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the 1933 Act provided in Rule 505 of Regulation D. After the issuance of these shares, Franklin's ownership percentage decreased to 70% as of December 31, 1997.

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

     The Company has recently re-focused its business from manufacturing primarily LAN and WAN products to providing telecommunications and Internet products and services. Beginning in the year ended June 30, 1997 and continuing in the three months and six months ended December 31, 1997, the Company has begun to generate revenues from these new business lines. Sales had been declining for the Company's existing hardware products during the previous fiscal year, while the newly developed hardware products and Internet services were not yet ready for market. Initial demand for the Company's newly introduced D-Mark Channel Bank, Cyclone and Data Voice Gateway hardware product lines have yet to be established, since many potential customers are in the process of evaluating the products.

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

     Other products under development include the Tornado, which is a further evolution of the Cyclone by providing terminal server function. The Tornado is targeted to become the Company's point of presence "POP in a box" solution for ISPs or a corporation's data center. This would permit a new or existing Internet Service Provider or corporation to install all of the hardware required to provide an Internet service connection.

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


Results of Operations

  Three Months Ended December 31, 1997 Compared To Three Months Ended December 31, 1996

     Net Sales. Net sales decreased by $388,000, or 58%, from $672,000 in the three months ended December 31, 1996 to $284,000 in the three months ended December 31, 1997. The overall decrease is due to a reduced demand for wide area network products. Initial demand for newly introduced hardware products has yet to be established, in that most sales to date have been to customers for testing and evaluation purposes. The revenue mix for the three months ended December 31, 1997 consisted of 43% Internet services revenue and 57% hardware product sales.

     Gross Profit. Gross profit decreased as a percentage of net sales to 42% for the three months ended December 31, 1997, from a gross profit of 59% of net sales for the corresponding period of 1996. The gross profit percentage decrease can be attributed to reduced sales of higher margin wide area network products. Although the Internet services revenue increased, the margins were lower.

     Operating Expenses. Operating expenses increased by $571,000, or 126%, from $453,000 in the three months ended December 31, 1996 to $1,024,000 in the three months ended December 31, 1997. The increase is attributable to increased product development costs for the recently introduced hardware products, costs in developing the Internet services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure to support higher sales volumes.

     Other Income (Expense). Interest expense increased by $4,000, or 40%, from $10,000 in the three months ended December 31, 1996 to $14,000 in the three months ended December 31, 1997, due primarily to assumed lease debt from Internet Passport. Other income increased by $38,000, or 345%, from $11,000 in the three months ended December 31, 1996 to $49,000 in the three months ended December 31, 1997, due to interest earned on cash investments.

  Six Months Ended December 31, 1997 Compared To Six Months Ended December 31, 1996

     Net Sales. Net sales decreased by $353,000, or 40%, from $881,000 in the six months ended December 31, 1996 to $528,000 in the six months ended December 31, 1997. The overall decrease is due to a reduced demand for wide area network products. Initial demand for newly introduced hardware products has yet to be established, in that most sales to date have been to customers for testing and evaluation purposes. The revenue mix for the six months ended December 31, 1997 consisted of 55% Internet services revenue and 45% hardware product sales.

     Gross Profit. Gross profit decreased as a percentage of net sales to 25% for the six months ended December 31, 1997, from a gross profit of 50% of net sales for the corresponding period of 1996. The gross profit percentage decrease can be attributed to reduced sales of higher margin wide area network products. Although the Internet services revenue increased, the margins were lower.

     Operating Expenses. Operating expenses increased by $1,120,000, or 128%, from $874,000 in the six months ended December 31, 1996 to $1,994,000 in the six months ended December 31, 1997. The increase is attributable to increased product development costs for the recently introduced hardware products, costs in developing the Internet services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure to support higher sales volumes.

     Other Income (Expense). Interest expense increased by $14,000, or 82%, from $17,000 in the six months ended December 31, 1996 to $31,000 in the six months ended December 31, 1997, due primarily to an increase in loans from an officer of the Company and assumed lease debt from Internet Passport. Other income increased by $55,000, or 500%, from $11,000 in the six months ended December 31, 1996 to $66,000 in the six months ended December 31, 1997, due primarily to interest earned on cash investments.

Liquidity and Capital Resources

     Cash and cash equivalents and net working capital totaled $7,330,000 and $6,843,000, respectively, as of December 31, 1997. The primary source of cash was net proceeds generated from equity financings. The Company has relied on sales of new shares and the exercise of warrants and options to fund operations for an extended period of time. The Company received $1,109,000 and $7,960,000 in equity financing, for the year ended June 30, 1997, and the six months ended December 31, 1997, respectively. Its subsidiary, FNet, raised $1,950,000 for the year ended June 30, 1997 and $363,000 for the six months ended December 31, 1997. FNet has continued to experience losses, due to the growth nature of the Internet services business and development of the Internet Telephony business. In addition to the equity financing described above, the Company's President has deferred portions of his compensation, and has on occasion, converted debt to equity, in order to preserve the Company's cash.

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

     The Company believes that existing cash and cash equivalents and cash flow from operations will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 13 months. To the extent the Company uses its cash resources for acquisitions, the Company may be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

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

(b)  Reports on Form 8-K

     None