Form 10-Q
period 1998-03-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 1998-05-05
CIK 722572

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                 _____________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER PERIOD ENDED MARCH 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK              OUTSTANDING AT MARCH 31, 1998
------------------------------------             ------------------------------
Common Stock, no par value                                 17,379,747

Index

Franklin Telecommunications Corp.

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Balance Sheets
          March 31, 1998 (Unaudited) and  June 30, 1997

          Consolidated Statements of Operations (Unaudited)
          Three months and nine months ended March 31, 1998 and 1997

          Consolidated Statements of Cash Flows (Unaudited)
          Nine months ended March 31, 1998 and 1997

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Item 1.   Financial Statements


              FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              As of March 31, 1998 (unaudited) and June 30, 1997

                                                                                                    March 31,        June 30,
                                                                                                  ------------      ----------
                                                                                                      1998             1977
                                                                                                  ------------      ----------
                                                                                                   (unaudited)
                                      ASSETS
                                      ------
Current assets
 Cash and cash equivalents                                                                        $  7,869,000      $ 1,464,000
 Accounts receivable, less allowance for doubtful accounts of $46,000 (unaudited) and
   $34,000, respectively.......................................................................        122,000           80,000
 Other receivables.............................................................................        222,000          199,000
 Inventories (Note 2)..........................................................................        648,000          394,000
 Prepaid expenses..............................................................................         65,000           68,000
                                                                                                  ------------      -----------
  Total current assets.........................................................................      8,926,000        2,205,000
                                                                                                  ------------      -----------
Property and equipment
 Machinery and equipment.......................................................................        242,000          163,000
 Furniture and fixtures........................................................................        148,000           97,000
 Computers and software........................................................................        872,000          713,000
                                                                                                  ------------      -----------
                                                                                                     1,262,000          973,000
 Less accumulated depreciation.................................................................        531,000          406,000
                                                                                                  ------------      -----------
  Total property and equipment.................................................................        731,000          567,000
                                                                                                  ------------      -----------
Excess of cost over fair value of net assets of companies acquired, net of accumulated
 amortization of $-0-(unaudited), and $40,000, respectively....................................             --          591,000
Other assets...................................................................................        307,000          151,000
                                                                                                  ------------      -----------
  Total assets.................................................................................   $  9,964,000      $ 3,514,000
                                                                                                  ============      ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities
 Current portion of obligations under capital lease obligations................................   $         --      $   361,000
 Current portion of long-term debt (majority due to a related party)...........................        207,000          301,000
 Accounts payable..............................................................................        430,000          175,000
 Accrued liabilities...........................................................................        790,000          559,000
                                                                                                  ------------      -----------
  Total current liabilities....................................................................      1,427,000        1,396,000
Long-term debt, (majority due to a related party) less current portion.........................        320,000          360,000
Other liabilities..............................................................................        182,000          183,000
                                                                                                  ------------      -----------
  Total liabilities............................................................................      1,929,000        1,939,000
                                                                                                  ------------      -----------
Minority Interest..............................................................................             --               --
Contingencies (Note 3)
Shareholders' equity
 Preferred stock, no par value 10,000,000 shares authorized , Series C 740 shares (unaudited)
  issued and outstanding.......................................................................      6,558,000               --
 Common stock, no par value 90,000,000 shares authorized 17,379,747 (unaudited) and
        13,191,223 shares issued and outstanding...............................................     13,692,000        9,971,000
 Common stock committed, no par value -0- (unaudited) and 296,066 shares
  committed but not yet issued.................................................................             --          579,000
 Accumulated deficit...........................................................................    (12,215,000)      (8,975,000)
                                                                                                  ------------      -----------
  Total shareholders' equity...................................................................      8,035,000        1,575,000
                                                                                                  ------------      -----------
  Total liabilities and shareholders' equity...................................................   $  9,964,000      $ 3,514,000
                                                                                                  ============      ===========


   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Three Months and Nine Months Ended March 31, 1998 and 1997 (unaudited)

                                                   Three Months Ended             Nine Months Ended
                                               ---------------------------   ---------------------------
                                                        March 31,                     March 31,
                                               ---------------------------   ---------------------------
                                                   1998           1997           1998           1997
                                               ------------   ------------   ------------   ------------
                                               (unaudited)    (unaudited)    (unaudited)    (unaudited)
Sales
  Product...................................   $   166,000    $   317,000    $   403,000    $ 1,086,000
  Internet services.........................       159,000        161,000        450,000        273,000
                                               -----------    -----------    -----------    -----------
     Total sales............................       325,000        478,000        853,000      1,359,000
                                               -----------    -----------    -----------    -----------
Cost of sales
  Product...................................       113,000        223,000        254,000        607,000
  Internet services.........................        65,000        141,000        321,000        198,000
                                               -----------    -----------    -----------    -----------
     Total cost of sales....................       178,000        364,000        575,000        805,000
                                               -----------    -----------    -----------    -----------
Gross profit................................       147,000        114,000        278,000        554,000
                                               -----------    -----------    -----------    -----------
Operating expenses
  Research and development expenses.........       511,000        124,000      1,017,000        339,000
  Selling, general, and administrative
    Expenses................................     1,210,000        587,000      2,698,000      1,246,000
                                               -----------    -----------    -----------    -----------
     Total operating expenses...............     1,721,000        711,000      3,715,000      1,585,000
                                               -----------    -----------    -----------    -----------
Loss from operations........................    (1,574,000)      (597,000)    (3,437,000)    (1,031,000)
                                               -----------    -----------    -----------    -----------
Other income (expense)
  Interest expense..........................       (10,000)       (12,000)       (41,000)       (29,000)
  Other income..............................       172,000         13,000        238,000         24,000
                                               -----------    -----------    -----------    -----------
     Total other income (expense)...........       162,000          1,000        197,000         (5,000)
                                               -----------    -----------    -----------    -----------
Loss before provision for income taxes......    (1,412,000)      (596,000)    (3,240,000)    (1,036,000)
Provision for income taxes..................            --             --             --             --
                                               -----------    -----------    -----------    -----------
Net loss....................................   $(1,412,000)   $  (596,000)   $(3,240,000)   $(1,036,000)
                                               ===========    ===========    ===========    ===========
Basic net loss per common share.............   $      (.09)   $      (.05)   $      (.22)   $      (.09)
                                               ===========    ===========    ===========    ===========
Diluted net loss per common share...........   $      (.09)   $      (.05)   $      (.22)   $      (.09)
                                               ===========    ===========    ===========    ===========
Weighted average common shares
 outstanding used to compute basic
  loss per common share.....................    16,334,147     12,496,783     15,097,788     12,046,337
                                               ===========    ===========    ===========    ===========





   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended March 31, 1998 and 1997 (unaudited)

                                                         Nine Months Ended
                                                   ------------------------------
                                                             March 31,
                                                   ------------------------------
                                                        1998            1997
                                                   --------------   -------------
                                                    (unaudited)      (unaudited)
Cash flows from operating activities
Net loss........................................      $(3,240,000)    $(1,036,000)
Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation and amortization.................          186,000         108,000
  Provision for loss on doubtful accounts.......           12,000           5,000
        Gain from retirement of capital lease
         liability..............................          (71,000)             --
  Stock issued for services rendered............               --          48,000
(Increase) decrease in
  Accounts receivable...........................          (54,000)        (69,000)
  Inventories...................................         (254,000)         15,000
  Prepaid expenses..............................            3,000         (11,000)
Increase in
  Accounts payable..............................          178,000         339,000
  Accrued liabilities...........................           67,000         254,000
                                                      -----------     -----------
Net cash used in operating
 Activities.....................................       (3,173,000)       (347,000)
                                                      -----------     -----------
Cash flows from investing activities
Purchases of property and equipment.............         (291,000)       (281,000)
Cash received in connection with  business
 acquisitions...................................              ---           9,000
Repayment (issuance) of notes receivable........            5,000        (124,000)
Other assets....................................         (273,000)         (8,000)
                                                      -----------     -----------
Net cash used in investing activities...........         (559,000)       (404,000)
                                                      -----------     -----------
Cash flows from financing activities
Payments on other liabilities...................           (1,000)        (47,000)
Proceeds from sale of Company stock.............       10,055,000       1,041,000
Proceeds from sale of minority stock in
 consolidated subsidiary........................          373,000       1,506,000
Payments on long term debt......................               --          (1,000)
Payments on capital lease obligation............         (290,000)         (2,000)
                                                      -----------     -----------
Net cash provided by financing activities              10,137,000       2,497,000
                                                      -----------     -----------
Net increase (decrease) in cash.................        6,405,000       1,746,000
Cash and cash equivalents, beginning of
 the period.....................................        1,464,000         166,000
                                                      -----------     -----------
Cash and cash equivalents, end of
 the period.....................................      $ 7,869,000     $ 1,912,000
                                                      ===========     ===========

   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1--GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 Business and Organization

  Franklin Telecommunications Corp. ("Franklin") and its subsidiaries (collectively the "Company") manufacture and distribute data and telephony communications, access and connectivity products for T-1 and X.25 wide-area networks and provide Internet services through its majority-owned subsidiary, FNet Corp. ("FNet"). FNet has had limited operations to date. The Company's customers are located predominantly in the United States, Canada, Australia, and parts of Europe in a wide range of industries including financial services, government, and manufacturing.

 Basis of Presentation

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Form S-1 Amendment 2 of Franklin Telecommunications Corp., filed with the Securities and Exchange Commission on January 27, 1998. The results of operations for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

 Minority Interest

  FNet, on a stand-alone basis, had a shareholders' deficit. As a result, Franklin's investment in FNet had a negative carrying value. The increase in capitalization of FNet resulting from the sale of 1,949,500 and 372,500 shares of FNet common stock for the year ended June 30, 1997 and the nine months ended March 31, 1998, respectively, to outside investors and exercise of employee options benefited Franklin in that it reduced the negative carrying value of Franklin's investment in FNet. Accordingly, Franklin has accounted for the change in its proportionate share of FNet's equity resulting from the issuance of stock to outside investors and exercise of employee options as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements.

  The accompanying consolidated financial statements do not reflect a minority interest liability as of June 30, 1997 and March 31, 1998 as FNet, on a stand-alone basis, had a shareholders' deficit as of such dates. The accompanying consolidated statements of operations for the three months and nine months ended March 31, 1998 and 1997 do not reflect the minority interest's share of FNet's losses for said periods as the related accrual would result in the Company's recordation of a minority interest receivable.

 Loss Per Common Share

  For the three month and nine month periods ended March 31, 1998 and 1997, the Company adopted SFAS No. 128 "Earnings per Share." Basic losses per share is computed by dividing losses available to common shareholders by the weighted-average number of common shares outstanding. Diluted losses per share is computed similar to basic losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

NOTE 2--INVENTORIES

  Inventories consisted of the following:

                                March 31,      June 30,
                                ---------      --------
                                  1998           1997
                                  ----           ----

                               (unaudited)
  Raw materials..........        $198,000      $155,000
  Work in process........         223,000       152,000
  Finished goods.........         227,000        87,000
                                 --------      --------
     Total...............        $648,000      $394,000
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

   During the nine months ended March 31, 1998, FNet sold shares to outside investors and employees exercised options for a total of 372,500 shares of its stock at $1.00 per share. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the 1933 Act provided in Rule 505 of Regulation D. After the issuance of these shares, Franklin's ownership percentage decreased to 70% as of March 31, 1998.

   During the three months ended March 31, 1998, the Company raised $2,172,000 from the exercise of options and warrants for the Company's Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Franklin Telecommunications Corp. (the "Company") designs, manufactures and markets high speed communications products and subsystems. The products are marketed through original equipment manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through its majority-owned subsidiary, FNet, the Company is a provider of Internet access and services, including Internet telephony, to businesses and individuals. The Company is a California corporation formed in 1981.

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

  The Company has recently re-focused its business from manufacturing primarily LAN and WAN products to providing telecommunications and Internet products and services. Beginning in the year ended June 30, 1997 and continuing in the three months and nine months ended March 31, 1998, the Company has begun to generate revenues from these new business lines. Sales had been declining for the Company's existing hardware products during the previous fiscal year, while the newly developed hardware products and Internet services were not yet ready for market. Initial demand for the Company's newly introduced D-Mark Channel Bank, Cyclone and Data Voice Gateway hardware product lines have yet to be established, since many potential customers are in the process of evaluating the products.

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

Results of Operations

 Three Months Ended March 31, 1998 Compared To Three Months Ended March 31, 1997

  Net Sales.   Net sales decreased by $153,000, or 32%, from $478,000 in the three months ended March 31, 1997 to $325,000 in the three months ended March 31, 1998. The overall decrease is due to a reduced demand for wide area network products. Initial demand for newly introduced hardware products has yet to be established, in that most shipments to date have been to customers for testing and evaluation purposes. Revenue will be recorded when the customer completes testing and evaluating and agrees to purchase the product. The revenue mix for the three months ended March 31, 1998 consisted of 49% Internet services revenue and 51% hardware product sales.

  Gross Profit.   Gross profit increased as a percentage of net sales to 45% for the three months ended March 31, 1998, from a gross profit of 24% of net sales for the corresponding period of 1997. The gross profit percentage increase can be attributed to web page design sales increases. Hardware margin percentages were comparable within both periods.

  Operating Expenses.   Operating expenses increased by $1,010,000, or 142%,
from $711,000 in the three months ended March 31, 1997 to $1,721,000 in the three months ended March 31, 1998. The increase is attributable to increased product development costs for the recently introduced hardware products, costs in developing the Internet and telephony services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure.

  Other Income (Expense).   Interest expense decreased by $2,000, or 17%, from
$12,000 in the three months ended March 31, 1997 to $10,000 in the three months ended March 31, 1998, due primarily to a reduction in loans from an officer of the Company. Other income increased by $159,000, or 1,223%, from $13,000 in the three months ended March 31, 1997 to $172,000 in the three months ended March 31, 1998, due to interest earned on cash investments and a $70,000 gain resulting from retirement of a capital lease obligation.

 Nine Months Ended March 31, 1998 Compared To Nine Months Ended March 31, 1997

  Net Sales.   Net sales decreased by $506,000, or 37%, from $1,359,000 in the nine months ended March 31, 1997 to $853,000 in the nine months ended March 31, 1998. The overall decrease is due to a reduced demand for wide area network products. Initial demand for newly introduced hardware products has yet to be established, in that most sales to date have been to customers for testing and evaluation purposes. The revenue mix for the nine months ended March 31, 1998 consisted of 53% Internet services revenue and 47% hardware product sales.

  Gross Profit.   Gross profit decreased as a percentage of net sales to 33% for the nine months ended March 31, 1998, from a gross profit of 41% of net sales for the corresponding period of 1997. The gross profit percentage decrease can be attributed to reduced sales of higher margin wide area network products.

  Operating Expenses.   Operating expenses increased by $2,130,000, or 134%,
from $1,585,000 in the nine months ended March 31, 1997 to $3,715,000 in the nine months ended March 31, 1998. The increase is attributable to increased product development costs for the recently introduced hardware products, costs in developing the Internet and telephony services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure.

  Other Income (Expense).   Interest expense increased by $12,000, or 41%, from
$29,000 in the nine months ended March 31, 1997 to $41,000 in the nine months ended March 31, 1998, due primarily to assumed lease debt from Internet Passport. Other income increased by $214,000, or 892%, from $24,000 in the nine months ended March 31, 1997 to $238,000 in the nine months ended March 31, 1998, due primarily to interest earned on cash investments and a $70,000 gain resulting from retirement of a capital lease obligation.


Liquidity and Capital Resources

  Cash and cash equivalents and net working capital totaled $7,869,000 and $7,499,000, respectively, as of March 31, 1998. The primary source of cash was net proceeds generated from equity financings. The Company has relied on sales of new shares and the exercise of warrants and options to fund operations for an extended period of time. The Company received $1,109,000 and $10,055,000 in equity financing, for the year ended June 30, 1997, and the nine months ended
March 31, 1998, respectively.   Its subsidiary, FNet, raised $1,950,000 for the
year ended June 30, 1997 and $373,000 for the nine months ended March 31, 1998. FNet has continued to experience losses, due to the growth nature of the Internet services business and development of the Internet Telephony business. In addition to the equity financing described above, the

Company's President has deferred portions of his compensation, and has on occasion, converted debt to equity, in order to preserve the Company's cash.

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

     Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 27, 1998, the Company held an Annual Meeting of Shareholders. The meeting provided for an election of Directors and approval of the 1998 Incentive Stock Option Plan.

     The current Board of Directors were reelected for a term of one year as follows:

                                          For         Withhold
     Frank W. Peters                   9,446,487       6,518
     Peter S. Buswell                  9,446,646       6,359
     Robert S. Harp                    9,446,447       6,558
     Thomas L. Russell                 9,446,687       6,318

     The 1998 Incentive Stock Option Plan, which provides 2,000,000 common shares available for employees, was adopted as follows:

        For              Against           Abstain           Non-Vote
     5,425,365           76,468            16,277            3,934,895

ITEM 5.   OTHER INFORMATION

     Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     None