Form 10-K
period 1998-06-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 1998-09-28
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-11616

                        FRANKLIN TELECOMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                                 ---------------

              California                                  95-3733534
   (State or other jurisdiction of                      (I.R.S.Employer
    incorporation or organization)                     Identification No.)

             733 Lakefield Road, Westlake Village, California 91361
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (805) 373-8688

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, without par value

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[ X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 15, 1998 was $16,309,587 based on the closing sale price on such date of $1.03.

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK            OUTSTANDING AT SEPTEMBER 15, 1998
-----------------------------------            ---------------------------------
Common Stock, no par value                             19,263,444

Index

Franklin Telecommunications Corp.

Part I.
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

Part II.
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.   Selected Consolidated Financial Data
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III.
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

Part IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Part I.
Item 1.    Business

      Franklin Telecommunications Corp. (the "Company") designs, manufactures and markets high speed communications products and subsystems, including wide area networks ("WAN"), Local Area Networks ("LAN") and telecommunications equipment. The products are marketed through Original Equipment Manufacturers
(OEMs) and distributors, as well as directly to end users. In addition, through its majority-owned subsidiary, FNet Corp., the Company is a provider of Internet Protocol ("IP") telephony and Internet access and services to businesses and individuals. FNet also distributes the equipment manufactured by the Company to corporations, including Internet Service Providers.

INDUSTRY BACKGROUND--COMMUNICATIONS PRODUCTS

      The demand for products that connect and control electronic data processing devices, such as point of sale equipment, personal computers and bank automated teller machines, has increased rapidly due to reductions in the cost of high speed digital communications. The Company's products are designed to address the need of geographically dispersed communications networks such as Computer Telephone Integration (CTI), IP Telephony (IPT), Wide Area Networks
(WAN) and Local Area Networks (LAN), for which the Company provides proprietary hardware and software.

      The IPT, WAN and LAN connectivity segments of the communications industry continue to experience rapid growth. Corporations and governmental organizations are increasing the flow of information among their geographically separate facilities. Intelligent workstations (e.g., personal computer and departmental systems) are replacing character oriented (asynchronous) "dumb terminals" as the principal users of the device. These newer devices communicate on a record oriented basis (synchronous mode) which can utilize much faster transmission rates and thus take advantage of modern, high speed telecommunications facilities. The greater popularity of intelligent workstations has increased the demand for flexible and manageable networks that support devices from multiple vendors.

COMMUNICATIONS PRODUCTS

      Wide Area Network Connectivity Products. The Company manufactures three principal connectivity products for wide area networks. The Franklin Branch Node is a fully integrated small T-1 packet/circuit switch/multiplexers with LAN bridge/routing; it is designed for relatively small offices and supports interconnection of data, voice, image LAN and video applications.

      The Multi-Protocol Switching PAD is used to connect host computers and user systems through one international standard X.25 packet switching protocol, and provides sophisticated, real time management using simple, menu-oriented operator functions contained in a Network Control Center ("NCC"). The Company offers a product line of programmable high performance data communication processor circuit boards that support both synchronous and asynchronous modes for a variety of computer architectures. These cards are used in a variety of applications, including network system products, terminal emulators, programmable machine tools, voice response systems, protocol test devices, and load generation tools.

      Local Area Network Connectivity Products. The Franklin UltraFast Hurricane/155 Fast Ethernet Network Card offers high-speed and low-cost connectivity for LAN applications. Also, the Company manufactures the only 155Mbps Fast Ethernet daisy-chainable network card. As the majority of networks today send data packets at 10Mbps or 100Mbps, they require a hub (costing approximately $800) to connect the computers together via their network cards. The UltraFast Hurricane/155 network cards use a patented technology which allows packet sizes of 155Mps to be passed through. The Company believes that competing products, such as Intels 100Mbps cards, are substantially more expensive or provide inferior performance.

      The Hurricane/155 also does not require an expensive hub to network computers together because it is daisy-chainable. This feature can prove to be a significant cost savings for small networks and peer-to-peer environments. For applications such as computer aided design or graphic environments, the Hurricane/155 can function on its own segment of an existing network without interfering with the performance of the LAN. For those environments with large network needs (more than 15 users), the Company also manufactures 8 and 22 port hubs. The cards come in industry standard architectures (ISA, EISA, VESA, and PCI) and easily install into any PC.

      Telephone Interface Equipment & Computer Telephone Integration ("CTI"). The Company's D-Mark Channel Bank terminates a digital T1 telephone line from the local telephone company and channelizes it into 24 analog data/voice lines for either modems, faxes, or telephones. With reductions in the cost of T1 digital lines from the telephone companies, the D-Mark

Channel Bank can be an effective method of utilizing analog lines for companies using 16 or more phones or modems. The product offers easy installation, automatic disaster recovery, remote manageability, and high reliability.

      In designing the D-Mark Channel Bank, the Company's primary target market was Internet Service Providers. With the growth of the Internet, the Company believes that the D-Mark Channel Bank can satisfy the requirements of Internet Service Providers for providing analog lines for modem banks to provide service for their dial-up accounts.

      Customers such as U.S. Robotics, Texas Instruments and Cirrus Logic have purchased the D-Mark Channel Bank for testing and engineering of the latest 56K modem technology.

      These applications were not originally considered by the Company, but were discovered by and in conjunction with purchasers of the product. Due to the rapidly changing pace of the telecommunications industry, management believes that the D-Mark Channel Bank will continue to be a leading edge product because of its upgradability and flexibility. The Company also manufactures D4 T-1 Channel Banks, which are capable of terminating a telephone company T1 line which contains 24 voice and or data circuits. This termination takes the T-1 serial port and turns it into 24 central office type telephone outlets which will accept 24 desk phones or a PBX. The Company also has under development an ISA bus computer card which combines a V.34 Modem and the functions of the channel bank into one 8 port card, thus lowering the cost of data, not voice, for Internet Service Providers to accept a large number of analog modem subscribers. As part of the channel bank the Company also offers an 8 port station analog card (ICV-8) for the CTI market.

      IP Telephony Products ("IPT"). The recently introduced Data Voice Gateway ("DVG") allows the Company to provide 'telephone to telephone' long distance telephone service over the Internet and frame relay circuits. From the end user's standpoint, there is no hardware or software required, other than a standard telephone. The functional use is similar to using a long distance calling card today. The Company plans to market this platform to corporations and local telephone companies, who wish to integrate the hardware and software in their own systems. For a large multinational corporation, this device will allow them to piggyback their international and national long distance telephone calls over their existing data networks, and virtually eliminate the need for long distance telephone carriers between their offices.

      The Company's majority owned subsidiary, FNet Corp., is in the process of setting up a service organization, including a 'long distance telephone network', utilizing IP telephony hardware and software technology, including the DVG systems manufactured by the Company. FNet plans to set up this network by co-locating the DVG hardware platforms into existing data networks, and offering long distance telephone service worldwide, via the Internet and private frame relay. The use of the Internet and other data networks should be transparent to the end user.

INDUSTRY BACKGROUND--INTERNET SERVICES

      The Internet is a collection of computer networks linking millions of public and private computers around the world. Historically, the Internet was used by government agencies and academic institutions to exchange information, publish research and transfer e-mail. A number of factors, including the proliferation of communication-enabled personal computers, the availability of intuitive graphical user interface software and the wide accessibility of an increasingly robust network infrastructure, have combined to allow users to easily access the Internet and, in turn, have produced rapid growth in the number of Internet users.

      The emergence of the World Wide Web, the graphical, multimedia environment of the Internet, has resulted in the development of the Internet as a new mass communications medium. The ease and speed of publishing, distributing and communicating text, graphics, audio and video over the Internet has led to a proliferation of Internet-based services, including chat, online magazines, news feeds, interactive games and a wealth of educational and entertainment information, as well as to the development of online communities. In addition, the reduced cost of executing transactions over the Internet provides individuals and organizations with a new means to conduct business.

FNET STRATEGY

      Through its subsidiary, FNet, the Company plans to offer international voice, fax, data and video exchange services over private data networks and the Internet. The Company has installed and is operating Internet access and related services through an advanced TCP/IP based and ISDN and SMDS compatible T-1 and frame relay network. The services offered cover one spectrum of low-cost dial-up services to high performance continuous high speed access. In addition to acting as an Internet Service Provider, the Company operates a World Wide Web design and hosting service.

      Through FNet, the Company also plans to offer Internet services to individuals without computers, allowing them to deliver voice and fax messages over the Internet by use of a telephone only. Also, FNet plans to provide voice communication over the Internet from telephone to telephone, without any PC required, with voice quality comparable to current telephone company communications.

      FNet believes that the introduction of additional service offerings can serve not only to expand and maintain its customer base, but also, in certain instances, to enhance revenues. Accordingly, FNet has introduced a variety of services for business consumers, including business Web sites, high-speed ISDN communications capability and frame relay connections, each of which involve a monthly service charge plus set-up fees.

      Each FNet customer is provided a mailbox, or address, from which to send and receive email. Email functionality allows customers to exchange an unlimited number of multimedia text, graphics, audio and video messages with other FNet customers as well as with non-FNet Internet users.

      FNet provides space on its Web server for commercial customers to publish their own Web pages. Monthly fees for business Web sites range from $50 to $100, plus one-time setup fees of $50 to $100, depending on whether the site is unsecured or secure.

      FNet offers high-speed ISDN Internet access communication lines on a nationwide basis. ISDN provides a faster, more efficient method for communicating digital data over telephone lines. ISDN speeds are significantly faster than conventional modem speeds (up to 128 Kbps versus up to the current maximum of 33.6 Kbps). The monthly ISDN service charge ranges from $110 to $350, depending on speed and service options. A one-time setup fee ranging from $110 to $350 is also charged.

      FNet also offers frame relay capability. Frame relay enables direct, high-speed continuous connection of an organization's internal local area network to the Internet using dedicated circuits at speeds ranging from 56 Kbps to 1,536 Kbps. This service enables businesses to connect an entire local area network or high-end workstation to the Internet and provides the fastest data transfer rate generally available. Frame relay service fees range from $250 to $1,350 per month depending on access speeds, data throughput and other data transfer metrics. A one-time setup fee ranging from $250 to $1,350 is also charged.

      In addition, FNet offers RF Wireless services. RF Wireless allows businesses to utilize connections at 1,536 Kbps without contracting for T-1 service from local telephone companies. The RF Wireless service connects to FNet via antennas from the customer's site, thus utilizing FNet's high speed network. RF Wireless service fees are $595 per month, with a one-time setup fee of $595 and equipment cost of $3,500.

MARKETING AND DISTRIBUTION OF COMMUNICATIONS PRODUCTS

      The Company maintains a small direct sales force for the marketing of its communications products. It maintains a home page on the World Wide Web and a headquarters-based sales and service office. It also markets its products through direct mail, participation in trade shows, telemarketing, and advertising in trade and technical publications. The Company has expanded the sales and marketing operation through acquisitions and the opening of field offices as well as employing manufacturers representatives.

      The growth of the Internet has spawned a new industry, consisting of the building of infrastructure for Internet Service Providers and offering connections to corporate America as well as private individuals. The Company designs and manufactures products which are basic to the operation of an Internet Service Provider. In addition, these same products are required in the expansion of corporate based private Intranets. Sales to large corporate clients are handled one at a time through telemarketing with in person follow-up sales calls, whereas sales to Internet Service Providers and the communication of the product lines are through advertising in trade journals.

MARKETING OF INTERNET SERVICES

      The market for Internet products and services is varied, including both hardware and software products and related services. Most companies in the industry provide either hardware, software or services. FNet offers both hardware and software specifically designed to provide enhanced Internet accessibility and usage.

      Internet users generally fall into one of two specific market segments, the individual user and the business user. Management of the Company believes that the individual user segment will continue to show rapid growth, with the principal uses being information services, on-line shopping and personal communications. The advent and increasing popularity of home shopping via television programming may also extend to the Internet. The Internet can provide consumers with vastly wider choices from a much greater base of vendors. Many catalogue and mail order companies now utilize electronic catalogues accessible through the Internet.

      The other significant market is the business user. At present, electronic mail is the most common application, utilizing computer-based LAN or WAN communication. The trend for companies with multiple, remote site locations is to link existing WANs utilizing the Internet, in order to minimize direct telephone company charges; this market segment is usually referred to as the Intranet. Internet access provides a fast, inexpensive method of achieving this connectivity. Although currently available technology provides some limited ability for voice communication over the Internet, the quality is poor and communication is generally possible only if users at both ends have PCs with modems and identical software. It is possible that Intranet applications could eventually eliminate the need for resident operating software and massive on-site at a storage facilities for many businesses. Under this scenario, a PC with resident software will no longer be necessary, with access to any desired program available through an inexpensive workstation connected to the Internet. Also, data storage could be centralized in a secure database accessible through the Internet.

      The Company currently markets its Internet services through press releases, its home page on the World Wide Web, and other targeted marketing strategies. The Company plans to commence advertising its Internet services in business trade journals, national business publications, direct mail and local business publications.

COMPETITION

      The data communications industry is extremely competitive. The Company's principal competitors in this market are: Telematics, Micom, Memotech Data, Dynatech Corporation, Cisco Systems, Ascend Communications and U.S. Robotics. Most of these companies have substantially greater marketing, financial, technical and field support resources than the Company. In addition, the Company could face strong competition from a number of established computer and telecommunications firms which may enter the market in the future.

      The Internet services market in which FNet operates is extremely competitive, and the Company expects competition in this market to intensify in the future. The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes (or in the future is expected to compete) directly or indirectly with the following categories of companies: (i) national and regional Internet Service Providers, such as Earthlink, IDT, MindSpring, NETCOM, PSINet and UUNET; (ii) established online services such as America Online, CompuServe, Prodigy and the Microsoft Network; (iii) computer software and technology companies such as Microsoft; (iv) national telecommunications companies, such as AT&T, MCI and Sprint; (v) the Regional Bell Operating Companies ("RBOCs"); (vi) cable operators, such as Comcast, TCI and Time Warner; and (vii) nonprofit or educational ISPs.

      The entry of new participants from these categories and the potential entry of competitors from other categories (such as computer hardware manufacturers) would result in substantially greater competition for the Company. The ability of these competitors or others to bundle services and products with Internet connectivity services could place the Company at a significant competitive disadvantage. In addition, competitors in the telecommunications industry may be able to provide customers with reduced communications costs in connection with their Internet access services, reducing the overall cost of Internet access and significantly increasing pricing pressures on the Company. Moreover, certain of the Company's online competitors, including America Online, the Microsoft Network and Prodigy, offer unlimited access to the Internet and their proprietary content at flat rates that are generally equivalent to the Company's flat rate, and do not require a set-up fee. Certain of the RBOCs have also introduced competitive flat-rate pricing for unlimited access (without a set-up fee) for at least some period of time. As a result, competition for active users of Internet services has intensified. There can be no assurance that the Company will be able to offset the adverse effect on revenues of any necessary price reductions resulting from competitive pricing pressures by increasing the number of its customers, by generating higher revenue from enhanced services, by reducing costs or otherwise.
See "Risk Factors--Competition; New Products and Technological Changes."

      The Company believes that its ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy of the Company's customer and technical support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the Internet provided by the

Company's services; the pricing policies of the Company, its competitors and its suppliers; the timing of introductions of new services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to compete successfully. Also, the Company believes that it has a competitive advantage over most Internet Service Providers because it manufactures much of the equipment necessary to operate an Internet Service Provider, and is able to react quickly to technological changes in the industry.

      The Internet telephony field is a relatively new market, but already includes a number of strong competitors, many of which have significantly greater financial and technological resources than the Company. Competitors include PC software providers, PC telephone product suppliers, telecommunications equipment vendors, and Internet telephony service providers. See "Risk Factors--Competition; New Products and Technological Changes."

RECENT ACQUISITIONS AND TRANSACTIONS

      During the fiscal year ended June 30, 1996, the Company acquired Alphalink, an Internet Service Provider, for 50,000 shares of Common Stock of the Company valued at $19,760, and Malibu Internet Services, an Internet Service Provider and designer of "home pages" for the World Wide Web, for 60,000 shares of Common Stock of the Company and 50,000 shares of the Common Stock of FNet, valued, in the aggregate, at $55,020.

      In December 1996 the Company acquired Number One Internet Service, a company offering high speed wireless, frame relay and ATM Internet services. The services offered by Number One Internet Service have been integrated with the services of FNet, and are offered to FNet customers seeking high speed Internet service and sophisticated applications. In connection with the acquisition, the owners of Number One Internet Service received 40,000 shares of the Company's Common Stock and options to purchase an additional 10,000 shares at an exercise price of $1.25 per share, exercisable in January 1998. In addition, they received 20,000 newly-issued shares of FNet and options to purchase an additional 80,000 shares of FNet, exercisable over a four year period. The securities issued were valued at $89,780.

      In February 1997 the Company acquired Internet Passport, a company offering high end Internet services for business customers, including a system for alternate delivery Internet service using satellite technology for transfer of large files. Internet Passport was organized in 1996, and has had limited operations to date. In connection with the acquisition, the Company issued 600,000 shares of its Common Stock, and assumed certain obligations, with a net value of $1,700,789. During the year ended June 30, 1998, 160,000 shares of the Company's common stock at a value of $650,000, were returned to the Company, as provided under contract, thus reducing the initial purchase value.

      In February 1997 the Company acquired the shares of CPR Computer Repair, Inc., a service company specializing in the repair of computers and printers, for 25,000 shares of the Company's Common Stock and assumption of certain obligations, valued at $69,425. The Company sold the shares of CPR Computer Repair Inc. in June of 1997.

      In May 1997 the Company's subsidiary, FNet, entered into a licensing and joint development agreement with Peak Technologies, Inc. ("Peak"), by which Peak granted FNet a license to use Peak's Java-based PeakJet Internet browser accelerator in FNet's Internet service. Under the agreement, FNet issued 50,000 shares of its Common Stock to Peak.

      In May 1998, the Company's subsidiary, FNet, entered into a joint venture agreement with LibertyOne for the operation of telephone services in New Zealand and Australia. Operations of this joint venture have not yet commenced.

      In June 1998, the Company's subsidiary, FNet, entered into a joint venture agreement with Megaburst for the operation of telephone services for NATO troops within Bosnia. Operations commenced in August 1998. (See Note 1, Page 12 to the Financial Statements).

ASSEMBLY AND MANUFACTURING OPERATIONS

      The Company's manufacturing facility is located in Westlake Village, California. Assembly of the Company's products is ordinarily contracted out to local circuit board assembly contractors, with final systems tests completed at the Company's facility. The Company's manufacturing operations consist primarily of procurement, inspection and testing of components, final assembly of subsystems, and extensive testing of finished products. The Company procures substantially all of its parts from outside suppliers. The Company is currently able to obtain parts without difficulty and at competitive prices. However, in common with others in the electronics industry, the Company has in the past paid premium prices to obtain components that are in short supply. There can be no assurance that shortages will not occur in the future which could significantly increase the cost or delay the shipment of the Company's products. This could adversely affect its sales or profitability.

Item 2.   Properties

      The Company occupies two leased facilities in Westlake Village, California. One of the facilities houses sales, engineering, administrative and Internet services. The facility is 8,000 square feet, with a lease rate of $8,634 per month, expiring in November 1998. The lease for this facility is renewable on a year-to-year basis at the option of the Company. The Company plans to renew this lease. The other facility houses the manufacturing and inventory warehouse. This facility is 4,000 square feet, with a lease rate of $3,982 per month, expiring in March, 1999, and has a one year option on renewal. The Company's subsidiary, FNet, has a sublease arrangement for a 960 square foot facility at the rate of $1,392 per month, expiring in January 1999.

Item 3.   Legal Proceedings

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

Item 4.   Submission of Matters to a Vote of Security Holders

None

Part II.
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters


      The Company's Common Stock is traded on the OTC Bulletin Board under the symbol FTEL. The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by the OTC Bulletin Board during the calendar years indicated. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

                                                               HIGH    LOW
                                                               ----    ---
            1995
                  First Quarter..........................      $.39   $.32
                  Second Quarter.........................      2.25    .98
                  Third Quarter..........................      1.69    .74
                  Fourth Quarter.........................       .75    .38
            1996
                  First Quarter..........................       .81    .66
                  Second Quarter.........................      1.53    .72
                  Third Quarter..........................      2.88    .97
                  Fourth Quarter.........................      2.25   1.25
            1997
                  First Quarter..........................      5.50   1.81
                  Second Quarter.........................      3.75   2.25
                  Third Quarter..........................      3.25   1.56

                  Fourth Quarter.........................      9.94   3.88
            1998
                  First Quarter..........................      6.69   4.50
                  Second Quarter.........................      3.94   2.50

      The Company has never declared or paid a cash dividend on its Common Stock and does not expect to pay any cash dividends in the foreseeable future.

Item 6.   Selected Consolidated Financial Data

      The selected financial data set forth below for the fiscal years ended June 30, 1996, 1997 and 1998 have been derived from the Company's consolidated financial statements, audited by Singer, Lewak, Greenbaum & Goldstein LLP (1997 and 1998) and Corbin & Wertz (1996), respectively, and should be read in conjunction with those consolidated financial statements (including the notes thereto). The selected financial data set forth below for the fiscal years ended June 30, 1994 and 1995 have been derived from the Company's consolidated financial statements, audited by Corbin & Wertz, but which are not included in this 10-K.

STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                                            YEARS ENDED JUNE 30,
                                               ------------------------------------------------------------------------------------
                                                  1994               1995             1996               1997              1998
                                               ------------      ------------      ------------      ------------      ------------
Sales ....................................     $      1,241      $      1,481      $        430      $      1,735      $      1,377
Cost of sales ............................              516               518               590               990               834
                                               ------------      ------------      ------------      ------------      ------------
   Gross profit (loss) ...................              725               963              (160)              745               543
                                               ------------      ------------      ------------      ------------      ------------
Operating expenses:
   Research and development expenses .....              327               308               320               480             1,612
   Selling, general and administrative
     expenses ............................              871               828               947             1,766             3,895
   Write-off of goodwill .................               --                --                70             1,584                --
                                               ------------      ------------      ------------      ------------      ------------
     Total operating expenses ............            1,198             1,136             1,337             3,830             5,507
                                               ------------      ------------      ------------      ------------      ------------
Income (loss) from operations ............             (473)             (173)           (1,497)           (3,085)           (4,964)
                                               ------------      ------------      ------------      ------------      ------------
Other income (expense):
    Interest income ......................                                                                                      250
   Interest expense ......................              (14)              (10)              (26)              (41)              (43)
   Gain on extinguishment of debt ........                                                                    310               227
   Loss on settlement of litigation ......
   Other .................................                4                25                (5)               (6)               26
                                               ------------      ------------      ------------      ------------      ------------
     Total other income (expense) ........              (10)               15               (31)              263               460
                                               ------------      ------------      ------------      ------------      ------------
Income (loss) before minority interest and
   Income taxes ..........................             (483)             (158)           (1,528)           (2,822)           (4,504)
Minority interest in loss of subsidiary ..               --                --                63                --                --
                                               ------------      ------------      ------------      ------------      ------------
Income (loss) before income taxes ........             (483)             (158)           (1,465)           (2,822)           (4,504)
Provision for income taxes ...............                2                 2                 2                 2                 3
                                               ------------      ------------      ------------      ------------      ------------
Net income (loss) ........................     $       (485)     $       (160)     $     (1,467)     $     (2,824)     $     (4,507)
                                               ============      ============      ============      ============      ============
Net income (loss) per common share .......     $      (0.08)     $      (0.02)     $      (0.14)     $       (.23)     $       (.29)
                                               ============      ============      ============      ============      ============
Weighted average number of shares
   outstanding ...........................        5,753,589         6,475,984        10,279,281        12,267,991        15,524,556

BALANCE SHEET DATA (IN THOUSANDS):

                                                        YEARS ENDED JUNE 30,
                                      -----------------------------------------------------
                                       1994        1995        1996        1997       1998
                                      ------      ------      ------      ------     ------
Cash ............................     $   98      $  135      $  166      $1,464     $5,750
Working capital (deficit) .......        (15)         98        (206)        809      5,963
Total assets ....................        769         998         712       3,514      8,892
Long-term debt ..................         50         161         238         360        404
Other liabilities ...............        543         508         503         183         --
Stockholder's equity (deficiency)       (549)       (386)       (749)      1,575      7,036

During the year ended June 30, 1994, the Company declared a 1-for-10 reverse stock split. Accordingly, all share and per share information has been retroactively restated to reflect the reverse split. The Company has not declared dividends since its inception.

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

OVERVIEW

      Franklin Telecommunications Corp. (the "Company") designs, manufactures and markets high speed communications products and subsystems. The products are marketed through original equipment manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through its majority-owned subsidiary, FNet, the Company is a provider of IP Telephony and Internet access and services to businesses and individuals. The Company is a California corporation formed in 1981.

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

      The Company has recently re-focused its business from manufacturing primarily LAN and WAN products to providing telecommunications and Internet products and services. Beginning in the year ended June 30, 1997 and continuing in the year ended June 30, 1998, the Company has begun to generate revenues from these new business lines. Sales had been declining for the Company's existing hardware products during the previous years, while the newly developed hardware products and Internet services were not yet ready for market. Initial demand for the Company's D-Mark Channel Bank, Cyclone and Data Voice Gateway hardware product lines have yet to be established.

      FNet is in the nature of a new business venture; accordingly, it can be expected that its future operating results will be subject to many of the risks inherent in establishing a new business enterprise. There can be no assurance, therefore, that FNet will be able to achieve or sustain profitability in future periods or that the Company's investment of resources into it will be repaid.

      The Company's D-Mark Channel Bank terminates a digital T1 telephone line from the local telephone company and channelizes it into 24 analog data/voice lines for either modems, faxes, or telephones. With the declining cost of T1 digital lines, the Company believes that the D-Mark Channel Bank provides an effective, cost saving solution for companies using 10 or more phones or modems. The Cyclone is an evolution of the D-Mark and includes modems integrated into the PC cards, thus eliminating the need to add external modems for those applications requiring them. The Data Voice Gateway, or DVG, is a further evolution of the D-Mark, which adds the capability of transmitting voice and fax traffic over the Internet and Frame relay circuits.

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

      Companies such as U.S. Robotics, Texas Instruments and Cirrus Logic have purchased the D-Mark Channel Bank for testing and engineering of the latest 56K modem technology.

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

RESULTS OF OPERATIONS

      Fiscal Year Ended June 30, 1998 Compared To Fiscal Year Ended June 30,
1997

      Net Sales. Net sales decreased by $358,000, or 21%, from $1,735,000 in the year ended June 30, 1997 to $1,377,000 in the year ended June 30, 1998. The overall decrease is due to reduced demand for wide area network products, partially offset by increased demand for newly introduced hardware products, and Internet services. Three customers constituted 49% of total sales for the year ended June 30, 1998. The revenue mix for the year ended June 30, 1998 consisted of 13% wide area network products, including repair services, 43% DVG and D-Mark hardware products, and 44% Internet services.

      Gross Profit (Loss). Gross profit decreased as a percentage of net sales to 39% for the year ended June 30, 1998, from a gross profit of 43% of net sales for the corresponding period of 1997. The gross profit percentage decrease can be attributed to decreased sales of higher margin products and a spreading of fixed manufacturing overhead costs over a smaller sales base.

      Operating Expenses. Operating expenses increased by $1,677,000, or 44%, from $3,830,000 in the year ended June 30, 1997 to $5,507,000 in the year ended June 30, 1998. The increase is attributable to increased product development costs for the recently introduced hardware products, costs in developing the IP telephony and Internet services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure.

      Other Income (Expense). The gain on extinguishment of debt for both years ended June 30, 1997 and 1998 were one time events and were attributable to renegotiation and reclassification of certain debt. Interest income increased by $250,000, from $-0- in the year ended June 30, 1997 to $250,000 in the year ended June 30, 1998, due primarily to investment of equity funds in interest bearing accounts. Other expense decreased by $6,000, or 100%, from $6,000 in the year ended June 30, 1997 to $-0- in the year ended June 30, 1998, due to various non-operating items. Other income increased by $26,000, or 100%, from $-0- in the year ended June 30, 1997 to $26,000 in the year ended June 30, 1998, due to various non-operating items.

   Fiscal Year Ended June 30, 1997 Compared To Fiscal Year Ended June 30, 1996

      Net Sales. Net sales increased by $1,305,000, or 303%, from $430,000 in the year ended June 30, 1996 to $1,735,000 in the year ended June 30, 1997. The overall increase is due to resurgence in demand for wide area network products, initial demand for newly introduced hardware products, and introduction of Internet services. Seven customers constituted 60% of total sales for the year ended June 30, 1997. The increase in sales of wide area network products related to shipments of the ACP 186, an existing communication board used by a significant customer that significantly expanded its operations during the period. Sales of the ACP 186 for the year ended June 30, 1997 were $436,000. The revenue mix for the year ended June 30, 1997 consisted of 68% wide area network products, including repair services, 9% newly introduced D-Mark hardware products, and 23% Internet services.

      Gross Profit (Loss). Gross profit increased as a percentage of net sales to 43% for the year ended June 30, 1997, from a gross loss of 37% of net sales for the corresponding period of 1996. The gross profit percentage increase can be attributed to increased sales of higher margin products and a spreading of fixed manufacturing overhead costs over a larger sales base.

      Operating Expenses. Operating expenses increased by $2,493,000, or 186%, from $1,337,000 in the year ended June 30, 1996 to $3,830,000 in the year ended June 30, 1997. Approximately 64% of the increase is attributable to a one-time write-off of goodwill. The balance is attributable to increased product development costs for the recently introduced hardware products, costs in developing the Internet services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure to support higher sales volumes.

      Other Income (Expense). The gain on extinguishment of debt for the year ended June 30, 1997 was a one time event and attributable to the reclassification of certain debt. Interest expense increased by $15,000, or 58%, from $26,000 in the year ended June 30, 1996 to $41,000 in the year ended June 30, 1997, due primarily to an increase in loans from an officer of the Company and assumed lease debt from Internet Passport. Other expense increased by $1,000, or 20%, from $5,000 in the year ended June 30, 1996 to $6,000 in the year ended June 30, 1997, due to various non-operating items.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents and net working capital totaled $5,750,000 and $5,963,000, respectively, as of June 30, 1998. The primary source of cash was net proceeds generated from equity financing. The Company has relied on sales of new shares and the exercise of warrants and options to fund operations for an extended period of time. The Company received $1,007,000, $1,109,000 and $10,150,000 in equity financing, for the years ended June 30, 1996, 1997, and 1998, respectively. Its subsidiary, FNet, raised $1,950,000 for the year ended June 30, 1997 and $398,000 for the year ended June 30, 1998. FNet recently engaged an investment banking firm to seek additional private equity funding for deployment of its planned worldwide IP Telephony network. FNet has continued to experience losses, due to the expansion of infrastructure for the IP telephony and Internet services business. In addition to the equity financing described above, the Company's CEO has deferred portions of his compensation, and has on occasion, converted debt to equity, in order to preserve the Company's cash.

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

      The Company believes that existing cash and cash equivalents, cash flow from operations, and cash raised through private placements of securities will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 13 months.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.   Financial Statements and Supplementary Data

See Part IV, Item 14

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Part III.
Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

            NAME                AGE            POSITION
            ----                ---            --------
      Frank W. Peters........   60      Chief Executive Officer and Chairman of the Board
      Peter S. Buswell.......   50      President and a Director
      Robert S. Harp.........   62      Director
      Thomas Russell.........   46      Chief Financial Officer and a Director

      Mr. Peters has been the Chief Executive Officer of the Company since its organization in 1981. Between 1975 and 1984 he was also President of Franklin Data Systems and Franklin Systems Corporation, predecessors to the Company. From 1973 to 1975, he was Vice President of Jacquard Systems Corporation, a computer hardware and word processing software development marketer. Between 1965 and 1973 he held various marketing and sales positions with IBM.

      Mr. Buswell has been the President of the Company since June 1998. Between 1996 and 1998 he was President of Xantel Corp. and Chief Marketing Officer for TAA, a software developer engaged in the development of enterprise wide mixed media messaging systems. During the 1980s he was manager of Strategic Planning for the Communications Systems Group of Exxon Enterprises, the venture capital unit of Exxon. He has also served as Director of Product Line Management at ITT and as Manager of Program Development at Datapoint. Mr. Buswell has been a director of the Company since 1996. He also served as a Vice President of the Company during the 1980's.

      Dr. Harp has been Chairman of Quesant Instruments, a manufacturer of scanning probe microscopes, since 1992. Between 1987 and 1992 he was Chairman of Vertek, a manufacturer of PC peripheral devices. He is also a founder of Vector Graphic, Inc. Dr. Harp has been a director of the Company since 1996.

      Mr. Russell has been the Chief Financial Officer and a director of the Company since 1996. He also served as its Chief Financial Officer between 1988 and 1990. Between 1990 and 1996 Mr. Russell owned and operated Russell Industries, a manufacturer's representative and distribution firm. Prior to that time Mr. Russell was a partner at Sorenson, Russell & Company, a public accounting firm, and was employed by Peat Marwick. Mr. Russell is a certified public accountant.

Item 11.  Executive Compensation

The following table sets forth certain compensation paid or accrued by the Company during the years ended June 30, 1997 and June 30, 1998 to its CEO and its Chief Financial Officer (the "Named Executive Officers").


                                                      ANNUAL COMPENSATION          ALL OTHER
                                               -------------------------------   ------------
      NAME AND PRINCIPAL POSITION              YEAR       SALARY         BONUS   COMPENSATION
      ---------------------------              ----       ------         -----   ------------
Frank W. Peters, CEO .....................     1997     $291,556(1)    $100,000      -0-
                                               1998     $309,048(1)         -0-      -0-

Peter Buswell, President (3) .............     1997          -0-            -0-      -0-
                                               1998     $ 16,298            -0-      -0-

Thomas Russell, Chief Financial Officer(2)     1997     $ 60,208       $ 10,000      -0-
                                               1998     $109,167       $  5,000      -0-

(1) Portions of these amounts were deferred. See "Transactions with Management," below.
(2)   Mr. Russell was employed by the Company beginning in October 1996.
(3)   Mr. Buswell was employed by the Company beginning in June 1998.

      Except as disclosed above, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, were paid by the Company during the years ended June 30, 1997 and 1998 to any of the Named Executive Officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1998 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

                                                                   SHARES BENEFICIALLY OWNED
                                                                   -------------------------
                                                                 (INCLUDES EXERCISABLE OPTIONS)
                                                                 ------------------------------
          NAME AND ADDRESS                                           NUMBER        PERCENT
          ----------------                                           ------        -------
Frank W. Peters ..............................................     4,755,893(1)       26%
733 Lakefield Road
Westlake Village, CA 91361

Peter S. Buswell .............................................        75,000          .4%
733 Lakefield Road
Westlake Village, CA 91361

Robert S. Harp ...............................................           -0-         -0-
733 Lakefield Road
Westlake Village, CA 91361

Thomas Russell ...............................................       148,000          .8%
733 Lakefield Road
Westlake Village, CA 91361

All directors and executive officers of the Company as a group
   (5 persons) ...............................................     4,978,893          27%

(1) Does not include shares issuable upon conversion of 50% of the balance of notes totalling $229,000 into shares at 50% of market value.

The following table sets forth information with respect to ownership of options and option values as of June 30, 1998 with respect to the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.

                                  OPTION VALUES AS OF JUNE 30, 1998
                                  ---------------------------------
                          NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                               OPTIONS AT            IN-THE-MONEY OPTIONS AT
                             JUNE 30, 1998              JUNE 30, 1998(1)
     NAME              EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
     ----              -------------------------   -------------------------
Frank W. Peters ....        1,550,000(2)/-0-           $2,970,000(2)/-0-
Peter Buswell ......          -0-/400,000                 -0-/$95,000
Thomas Russell .....          -0-/200,000                   -0-/-0-

(1) Assumes that a share of Common Stock was valued at $2.56 per share on June 30, 1998. Amounts reflected are based on this assumed price minus the exercise price and do not indicate that shares were sold.

(2) Does not include shares issuable upon conversion of convertible notes. See "Transactions with Management," below.

      Option Grants During the Years Ended June 30, 1997 and 1998. The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the twelve months ended June 30, 1997 and 1998:

                                                      % OF TOTAL
                                       NUMBER OF       OPTIONS
                                       SECURITIES     GRANTED TO
                                       UNDERLYING      EMPLOYEES
                                        OPTIONS        IN FISCAL        EXERCISE
     NAME                    YEAR       GRANTED           YEAR            PRICE         EXERCISE DATE
     ----                    ----       -------       ----------          -----         -------------
Frank W. Peters ..........   1997       500,000            40%            $1.31           12/13/96
Frank W. Peters ..........   1998           -0-             0%
Peter Buswell ............   1997        50,000             4%            $1.31           12/13/96
Peter Buswell ............   1998       350,000            32%            $2.59            Various
Thomas Russell ...........   1997       100,000             8%            $1.31           12/13/96
Thomas Russell ...........   1998       200,000            18%            $2.69            Various

Item 13.  Certain Relationships and Related Transactions

      Employment Arrangements. The Company's CEO is employed pursuant to a six year Employment Agreement, effective January 1, 1998. The Employment Agreement provides for compensation at the rate of $27,000 per month, with annual increases of 6%. The Company's President is employed pursuant to a two year Employment Agreement, commencing within June 1998. The Employment Agreement provides for compensation at the rate of $18,750 per month, with annual increases of 6%. The Company's Chief Financial Officer is employed pursuant to Employment Agreement for a three year period, commencing on September 2, 1997, providing monthly compensation at the rate of $10,000 per month.

TRANSACTIONS WITH MANAGEMENT

      On October 7, 1997, the Company's CEO exercised an option to convert a note for $133,000 into 1,333,695 shares of the Company's Common stock at the exercise price of $.10 per share.

      On October 14, 1997, the Company's CEO exercised an option to purchase 300,000 shares of the Company's Common stock at the exercise price of $.10 per share.

      On November 3, 1997, the Company's Chief Financial Officer exercised options to purchase 150,000 shares of the Company's Common stock at exercise prices ranging from $.69 to $1.31.

      On May 11, 1998, the Company's Chief Financial Officer exercised options to purchase 100,000 shares of the Company's Common stock at an exercise price of $.69 per share.

      As of June 30, 1998, the deferred compensation of $129,000 for the CEO was converted into a promissory note. One half of the principal balance of the note is convertible into shares of the Company's Common Stock at a conversion rate of 50% of the fair market value of the Common Stock at the date of conversion.

Part IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Exhibits
      27.1 Financial Data Schedule

(b)   Financial Statements

(c)   Reports on From 8-K
      None.

                        FRANKLIN TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                          JUNE 30, 1998, 1997, AND 1996

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

                                                               Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 1

INDEPENDENT AUDITORS' REPORT                                      1A

FINANCIAL STATEMENTS

      Consolidated Balance Sheets                              2 - 3

      Consolidated Statements of Operations                        4

      Consolidated Statements of Shareholders' Equity          5 - 6

      Consolidated Statements of Cash Flows                    7 - 9

      Notes to Consolidated Financial Statements              10 - 40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Franklin Telecommunications Corp.

We have audited the accompanying consolidated balance sheets of Franklin Telecommunications Corp. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Telecommunications Corp. and subsidiaries as of June 30, 1998 and 1997, and the results of consolidated their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
September 14, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
  Franklin Telecommunications Corp.

     We have audited the consolidated statement of operations, shareholders' equity (deficit) and cash flow for the year ended June 30, 1996 of Franklin Telecommunications Corp. and subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and their cash flows for year ended June 30, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses from operations through June 30, 1996, and its working capital deficit at June 30, 1996, raise substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  CORBIN & WERTZ

Irvine, California
September 20, 1996, except
as to Note 12 which is as
of October 31, 1996

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                        JUNE 30,

--------------------------------------------------------------------------------


                                     ASSETS

                                                                              1998                1997
                                                                           ----------          ----------
CURRENT ASSETS
      Cash and cash equivalents                                            $5,750,000          $1,464,000
      Accounts receivable, less allowance for doubtful accounts
           of $8,000 and $34,000                                               91,000              80,000
      Other receivables                                                       107,000             199,000
      Current portion of note receivable                                      241,000                  --
      Inventories                                                             671,000             394,000
      Prepaid expenses                                                        555,000              68,000
                                                                           ----------          ----------

                Total current assets                                        7,415,000           2,205,000
                                                                           ----------          ----------

PROPERTY AND EQUIPMENT, net                                                   778,000             567,000
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF COMPANIES
      ACQUIRED, net of accumulated amortization of $0 and $40,000                  --             591,000
NOTE RECEIVABLE, net of current portion                                       276,000                  --
OTHER ASSETS                                                                  423,000             151,000
                                                                           ----------          ----------

                          TOTAL ASSETS                                     $8,892,000          $3,514,000
                                                                           ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                                        JUNE 30,

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  1998                   1997
                                                                              ------------           ------------
CURRENT LIABILITIES
      Current portion of obligations under capital lease
           obligations                                                        $         --           $    361,000
      Current portion of long-term debt (majority due
           to a related party)                                                     252,000                301,000
      Accounts payable                                                             173,000                175,000
      Accrued liabilities                                                        1,027,000                559,000
                                                                              ------------           ------------

           Total current liabilities                                             1,452,000              1,396,000

LONG-TERM DEBT, (majority due to a related party)
      less current portion                                                         404,000                360,000
OTHER LIABILITIES                                                                       --                183,000
                                                                              ------------           ------------

                Total liabilities                                                1,856,000              1,939,000
                                                                              ------------           ------------

MINORITY INTEREST                                                                       --                     --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Series C Convertible Preferred stock, no par value
           10,000,000 shares authorized
           548 and 0 shares issued and outstanding                               4,856,000                     --
      Common stock, no par value
           90,000,000 shares authorized
           18,344,178 and 13,191,223 shares issued
                and outstanding                                                 15,571,000              9,971,000
      Common stock committed, no par value
           77,336 and 296,066 shares committed but
                not yet issued                                                      91,000                579,000
      Accumulated deficit                                                      (13,482,000)            (8,975,000)
                                                                              ------------           ------------

                     Total shareholders' equity                                  7,036,000              1,575,000
                                                                              ------------           ------------

                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  8,892,000           $  3,514,000
                                                                              ============           ============


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------

                                                                 1998                   1997                   1996
                                                             ------------           ------------           ------------
SALES
      Product                                                $    778,000           $  1,337,000           $    397,000
      Internet services                                           599,000                398,000                 33,000
                                                             ------------           ------------           ------------

           Total sales                                          1,377,000              1,735,000                430,000
                                                             ------------           ------------           ------------

COST OF SALES
      Product                                                     749,000                681,000                549,000
      Internet services                                            85,000                309,000                 41,000
                                                             ------------           ------------           ------------

           Total cost of sales                                    834,000                990,000                590,000
                                                             ------------           ------------           ------------

GROSS PROFIT (LOSS)                                               543,000                745,000               (160,000)
                                                             ------------           ------------           ------------

OPERATING EXPENSES
      Research and development expenses                         1,612,000                480,000                320,000
      Selling, general, and administrative expenses             3,895,000              1,766,000                947,000
      Write-down of goodwill                                           --              1,584,000                 70,000
                                                             ------------           ------------           ------------

           Total operating expenses                             5,507,000              3,830,000              1,337,000
                                                             ------------           ------------           ------------

LOSS FROM OPERATIONS                                           (4,964,000)            (3,085,000)            (1,497,000)
                                                             ------------           ------------           ------------

OTHER INCOME (EXPENSE)
      Gain on extinguishment of debt                              227,000                310,000                     --
      Interest income                                             250,000                     --                     --
      Other income                                                 26,000                     --                     --
      Interest expense                                            (43,000)               (41,000)               (26,000)
      Other expense                                                    --                 (6,000)                (5,000)
                                                             ------------           ------------           ------------

           Total other income (expense)                           460,000                263,000                (31,000)
                                                             ------------           ------------           ------------

LOSS BEFORE MINORITY INTEREST AND
      PROVISION FOR INCOME TAXES                               (4,504,000)            (2,822,000)            (1,528,000)
MINORITY INTEREST IN LOSS OF SUBSIDIARY                                --                     --                 63,000
                                                             ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (4,504,000)            (2,822,000)            (1,465,000)
PROVISION FOR INCOME TAXES                                          3,000                  2,000                  2,000
                                                             ------------           ------------           ------------

NET LOSS                                                     $ (4,507,000)          $ (2,824,000)          $ (1,467,000)
                                                             ============           ============           ============

NET LOSS PER COMMON SHARE                                    $      (0.29)          $      (0.23)          $      (0.14)
                                                             ============           ============           ============
WEIGHTED-AVERAGE COMMON SHARES
      OUTSTANDING                                              15,524,556             12,267,991             10,279,281
                                                             ============           ============           ============


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------



                                                      Preferred Stock                          Common Stock
                                            ---------------------------------------  ---------------------------------
                                                Shares               Amount              Shares               Amount
                                            ------------------   ------------------  ------------------   ------------

BALANCE, JUNE 30, 1995                                           $                -           8,720,289     $4,298,000
CORRECTION OF ERROR                                                                              23,031
COMMON STOCK ISSUED FOR
   Cash                                                                                       1,808,572        910,000
   Business acquisition                                                                          85,000         65,000
   Stock options/warrants                                                                       189,500         77,000
   Compensation                                                                                  34,839         11,000
   Accounts payable                                                                               7,555         11,000
NET LOSS
                                            ------------------   ------------------  ------------------   ------------

BALANCE, JUNE 30, 1996                                       -                    -          10,868,786      5,372,000
COMMON STOCK ISSUED FOR
   Cash                                                                                         880,200        888,000
   Issuance for notes
      receivable                                                                                243,250
   Issuance of committed
      shares                                                                                     48,350         30,000
   Business acquisition                                                                         708,887      1,458,000
   Services rendered                                                                                            77,000
   Stock options/warrants                                                                       441,750        196,000
PROCEEDS RECEIVED FROM THE
   SALE OF SUBSIDIARIES'
   COMMON STOCK                                                                                              1,950,000
NET LOSS
                                            ------------------   ------------------  ------------------   ------------



                                                     Common Stock Committed
                                              --------------------------------             Accumulated
                                                  Shares               Amount                Deficit              Total
                                              ------------------   -----------          ------------------  -----------

BALANCE, JUNE 30, 1995                                         -     $      -            $(4,684,000)        $ (386,000)
CORRECTION OF ERROR                                                                                                   -
COMMON STOCK ISSUED FOR
   Cash                                                   23,350       20,000                                   930,000
   Business acquisition                                   25,000       10,000                                    75,000
   Stock options/warrants                                                                                        77,000
   Compensation                                                                                                  11,000
   Accounts payable                                                                                              11,000
NET LOSS                                                                                  (1,467,000)        (1,467,000)
                                              ------------------   ----------           -------------       -----------

BALANCE, JUNE 30, 1996                                    48,350       30,000             (6,151,000)          (749,000)
COMMON STOCK ISSUED FOR
   Cash                                                   20,000       25,000                                   913,000
   Issuance for notes
      receivable                                                                                                      -
   Issuance of committed
      shares                                             (48,350)     (30,000)                                        -
   Business acquisition                                  232,066      525,000                                 1,983,000
   Services rendered                                      44,000       29,000                                   106,000
   Stock options/warrants                                                                                       196,000
PROCEEDS RECEIVED FROM THE
   SALE OF SUBSIDIARIES'
   COMMON STOCK                                                                                               1,950,000
NET LOSS                                                                                  (2,824,000)        (2,824,000)
                                              ------------------   ----------           -------------       -----------


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------



                                                      Preferred Stock                          Common Stock
                                            ---------------------------------        --------------------------------
                                                Shares               Amount              Shares             Amount
                                            ------------------   ------------        ------------------   -----------
BALANCE, JUNE 30, 1997                                       -   $         -                 13,191,223   $ 9,971,000
SALE OF PREFERRED STOCK                                    740     7,400,000
REPURCHASE OF COMMON
   STOCK FROM RELATED PARTIES                                                                   (23,818)     (161,000)
COMMON STOCK ISSUED FOR
   Cash                                                                                         333,333     1,060,000
   Notes receivable                                                                             345,500
   Stock options/warrants                                                                     1,838,748     2,518,000
   Exchange of common shares
      with related parties                                                                      400,000       161,000
   Conversion of notes payable
      by a related party                                                                      1,333,695       133,000
   Conversion of preferred stock                         (192)    (1,702,000)                   799,431     1,702,000
   Issuance of committed shares                                                                 286,066       573,000
   Services rendered
COMMON STOCK OF SUBSIDIARY
   ISSUED FOR
      Cash                                                                                                    362,000
      Stock options                                                                                            36,000
      Services rendered                                                                                         8,000
OFFERING COSTS                                                      (842,000)                                (142,000)
CANCELLATION OF SHARES                                                                         (160,000)     (650,000)
NET LOSS
                                            ------------------   -----------         ------------------   -----------

BALANCE, JUNE 30, 1998                                     548   $ 4,856,000                 18,344,178   $15,571,000
                                            ==================   ===========         ==================   ===========


                                                   Common Stock Committed
                                            --------------------------------           Accumulated
                                                Shares               Amount              Deficit              Total
                                            ------------------   -----------          -------------       -----------
BALANCE, JUNE 30, 1997                                 296,066   $   579,000          $ (8,975,000)       $ 1,575,000
SALE OF PREFERRED STOCK                                                                                     7,400,000
REPURCHASE OF COMMON
   STOCK FROM RELATED PARTIES                                                                                (161,000)
COMMON STOCK ISSUED FOR
   Cash                                                                                                     1,060,000
   Notes receivable                                                                                                 -
   Stock options/warrants                               11,000        14,000                                2,532,000
   Exchange of common shares
      with related parties                                                                                    161,000
   Conversion of notes payable
      by a related party                                                                                      133,000
   Conversion of preferred stock                                                                                    -
   Issuance of committed shares                       (286,066)     (573,000)                                       -
   Services rendered                                    56,336        71,000                                   71,000
COMMON STOCK OF SUBSIDIARY
   ISSUED FOR
      Cash                                                                                                    362,000
      Stock options                                                                                            36,000
      Services rendered                                                                                         8,000
OFFERING COSTS                                                                                               (984,000)
CANCELLATION OF SHARES                                                                                       (650,000)
NET LOSS                                                                                (4,507,000)        (4,507,000)
                                            ------------------   -----------          ------------        -----------

BALANCE, JUNE 30, 1998                                  77,336   $    91,000          $(13,482,000)       $ 7,036,000
                                            ==================   ===========          ============        ===========


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------

                                                              1998                 1997                   1996
                                                          -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(4,507,000)          $(2,824,000)          $(1,467,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation and amortization                         167,000               110,000                45,000
        Compensation expense                                   71,000                    --                    --
        Provision for loss on obsolete inventory                   --                    --               226,000
        Provision for loss on doubtful accounts                    --                    --                (2,000)
        Write-down of goodwill                                     --             1,584,000                70,000
        Notes payable for services rendered                        --               329,000                    --
        Stock issued for services rendered                         --               106,000                11,000
        Loss on disposal of property                               --                37,000                 1,000
   (Increase) decrease in
      Accounts receivable                                     (11,000)               14,000               (34,000)
      Other receivables                                        92,000                    --                    --
      Inventories                                            (277,000)             (132,000)              131,000
      Prepaid expenses                                       (487,000)              (63,000)                9,000
   Increase (decrease) in
      Accounts payable                                         (2,000)              (96,000)              (97,000)
      Accrued liabilities                                     468,000                71,000               175,000
      Accrued other liabilities                                    --                    --               (24,000)
      Other liabilities                                            --              (310,000)                   --
                                                          -----------           -----------           -----------

Net cash used in operating activities                      (4,486,000)           (1,174,000)             (956,000)
                                                          -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                       (378,000)             (324,000)              (58,000)
   Cash received in connection with business
      acquisitions                                                 --                 4,000                 3,000
   Issuance of notes receivable                              (517,000)             (100,000)                   --
   Proceeds from notes receivable                                  --                32,000                    --
   Other assets                                              (272,000)             (100,000)                1,000
   Other liabilities                                         (183,000)              (38,000)                   --
                                                          -----------           -----------           -----------

Net cash used in investing activities                      (1,350,000)             (526,000)              (54,000)
                                                          -----------           -----------           -----------


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------


                                                               1998                   1997                   1996
                                                           ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                             $    129,000           $         --           $         --
   Payments on notes payable                                     (1,000)                    --                     --
   Payments on other liabilities                                     --                (10,000)                (5,000)
   Proceeds from sale of preferred stock, net of
      offering costs                                          6,558,000                     --                     --
   Proceeds from sale of common stock                         3,797,000              1,109,000              1,007,000
   Proceeds from sale of minority stock in
      consolidated subsidiary                                        --              1,950,000                     --
   Issuance of long-term debt                                        --                     --                102,000
   Payments on long-term debt                                        --                     --                (63,000)
   Payments on capital lease obligation                        (361,000)               (51,000)                    --
                                                           ------------           ------------           ------------

Net cash provided by financing activities                    10,122,000              2,998,000              1,041,000
                                                           ------------           ------------           ------------

Net increase in cash and cash equivalents                     4,286,000              1,298,000                 31,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  1,464,000                166,000                135,000
                                                           ------------           ------------           ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $  5,750,000           $  1,464,000           $    166,000
                                                           ============           ============           ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                           $         --           $         --           $     12,000
                                                           ============           ============           ============

   INCOME TAXES PAID                                       $      3,000           $      2,000           $      2,000
                                                           ============           ============           ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended June 30, 1998, the Company completed the following:

- Reduced goodwill valued at $591,000 to $0 as part of the repurchase of 160,000 shares of the Company's common stock.

- Issued 1,333,695 shares of common stock upon the conversion of a note payable by an officer of the Company for $133,000.

- Issued 799,431 shares of common stock upon the conversion of 192 shares of its Series C preferred stock.


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the years ended June 30, 1997 and 1996, the Company completed certain acquisitions as described in Note 1. In conjunction with these acquisitions, aggregate liabilities assumed were as follows:

                                                                                 JUNE 30, 1997      JUNE 30, 1996
                                                                                 -------------      -------------
Fair value of the assets acquired, net of cash and including intangibles          $ 2,371,000          $ 72,000
Value of Company and subsidiary common stock issued and committed
   for consideration                                                               (1,983,000)          (75,000)
Cash received in connection with the acquisition                                        4,000             3,000
                                                                                  -----------          --------
      AGGREGATE LIABILITIES ASSUMED                                               $   392,000          $      0
                                                                                  ===========          ========

See Notes 1 and 7 for additional non-cash investing and financing activities.


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------


NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

           Business and Organization
           Franklin Telecommunications Corp. ("Franklin") and its subsidiaries (collectively the "Company") design, manufacture, and market high speed communications products and subsystems, including wide area networks ("WAN"), Local Area Networks ("LAN"), and telecommunications equipment. The products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through its majority-owned subsidiary, FNet Corp. ("FNet"), the Company is a provider of Internet Protocol ("IP") telephony and Internet access and services to businesses and individuals. FNet also distributes the equipment manufactured by the Company to corporations, including Internet Service Providers.

           Acquisitions
           Effective December 9, 1994, the Company acquired all of the outstanding common stock of Lan Performance Labs, Inc. ("LPL") in exchange for 300,002 shares of its common stock. In conjunction with the acquisition, 26,495 shares of Franklin's common stock were issued to certain creditors of LPL in exchange for payables totaling $26,495. This reduction in payables was considered in the allocation of fair market value of the assets acquired and liabilities assumed for purposes of allocating the purchase price. On December 2, 1996 and July 31, 1997, the Company issued an additional 60,987 and 207,066 shares, respectively, of its common stock to resolve a dispute in the final purchase price of LPL. The value of the shares issued of $85,000 and $453,000 was recorded to excess of cost over fair value of net assets of companies acquired. The 207,066 shares issued on July 31, 1997 have been recorded as common stock committed in the accompanying balance sheet as of June 30, 1997.

           The acquisition of LPL was accounted for by the Company using the purchase method of accounting. The excess of approximately $637,000 (adjusted for the $85,000 and $453,000 as mentioned above) of the total acquisition cost over the net assets acquired and liabilities assumed was allocated to excess of cost over fair value of net assets of companies acquired.

           During the year ended June 30, 1996, the Company completed two acquisitions whereby the Company acquired all of the outstanding common stock of AlphaLink ("Alpha") and Malibu Internet Services ("MIS") in exchange for an aggregate of 110,000 shares of Franklin's common stock and 50,000 shares of FNet common stock.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Acquisitions (Continued)
           The acquisitions of Alpha and MIS were accounted for by using the purchase method of accounting with the excess of approximately $65,000 of the total acquisition cost over the net assets acquired and liabilities assumed being allocated to excess of cost over fair value of net assets of companies acquired. The results of operations from January 1, 1996 to June 30, 1996 for Alpha and June 1, 1996 to June 30, 1996 for MIS, respectively, are included in the accompanying consolidated statement of operations for the year ended June 30, 1996. Pro forma results for the year ended June 30, 1997, as if the acquisitions had taken place as of the beginning of the 1997 fiscal year, are not presented because the effect on operations would be immaterial.

           On December 13, 1996, the Company acquired the assets of No. 1 Internet Services ("No. 1") in exchange for 40,000 shares of Franklin's common stock and options to purchase 10,000 shares of Franklin's common stock at $1.25, which was the fair market value on December 2, 1996, exercisable January 1, 1998. In addition, FNet issued 20,000 shares of its common stock valued at $20,000 and granted options to purchase 80,000 shares of FNet common stock, exercisable at the rate of 20,000 shares per year at $1.00 per share in each of the four years beginning January 1, 1998. The acquisition was accounted for as a purchase with the excess of approximately $74,000 of the total acquisition cost over the net assets acquired and liabilities assumed being allocated to excess of cost over fair value of net assets of companies acquired. Pro forma results for the year ended June 30, 1997, as if the acquisition had taken place as of the beginning of the 1997 fiscal year, are not presented because the effect on operations would be immaterial.

           On February 26, 1997, the Company agreed to acquire all of the outstanding common stock of CPR Computer Repair ("CPR") in exchange for 25,000 shares of Franklin's common stock. As part of the agreement, CPR's shareholder committed to pay all of the outstanding obligations of CPR as of February 26, 1997 (the "Commitment"). The Commitment is secured by a promissory note of $117,000. The acquisition was accounted for using the purchase method of accounting with the excess of approximately $61,000 of the total acquisition costs over the net assets acquired and liabilities assumed being allocated to excess of cost over fair value of net assets of companies acquired. Pro forma results for the year ended June 30, 1997, as if the acquisition had taken place as of the beginning of the 1997 fiscal year, are not presented because the effect on operations would be immaterial.

           On June 30, 1997, the Company sold CPR for future royalties to be paid by the buyer to the Company as defined in the purchase agreement. The Company wrote-off the remaining excess of cost over fair value of net assets acquired of approximately $61,000 related to the acquisition of CPR due to the uncertainty of the royalty stream.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Acquisitions (Continued)
           On February 28, 1997, the Company agreed to acquire Internet Passport, LLC, a limited liability company, ("Passport") in exchange for 600,000 shares of Franklin's common stock. The agreement also provided for the assumption of certain debts totaling $411,000, including the issuance of an additional 7,900 shares of Franklin's common stock valued at $1.73 to satisfy certain obligations of Passport. Passport is a start-up company incorporated in August 1996 that provides Internet services pursuant to contractual arrangements with satellite transmission providers. The acquisition was accounted for using the purchase method of accounting with the excess of approximately $1,478,000 of the total acquisition costs over the net assets acquired and liabilities assumed being allocated to excess of cost over fair value of net assets of companies acquired. Pro forma net loss and net loss per share of the years ended June 30, 1997 and 1996, as if the transaction had occurred at the beginning of those years, would have been $(2,160,000) ($(.17) per share) and $(1,533,000) ($(0.15) per share), respectively, as presented in Note 14.

           During the year ended June 30, 1998, 160,000 shares of common stock valued at $650,000 were returned to the Company and cancelled as provided under contract. The remaining excess of cost over fair value of net assets acquired related to the acquisition of $591,000 was reduced to $0.

           During April 1998, FNet entered into a joint venture with LibertyOne Limited, an Australian limited liability corporation that provides project management services and marketing and sales of telecommunications services in New Zealand. The joint venture is to provide voice and data communications through a FNet network to customers in New Zealand, Australia, Asia, and the South Pacific. The joint venture is for an initial term of five years with an option to extend at the expiration date. As of June 30, 1998, the joint venture had not commenced operations.

           During June 1998, FNet entered into a joint venture agreement with Megaburst, Inc. to operate an 11-site satellite telephone network in Bosnia used by NATO troops. The joint venture will operate a network that was purchased by Megaburst, Inc. from a third party for $150,000. FNet advanced funds to Megaburst, Inc. for the purchase of the assets. Megaburst, Inc. will subsequently transfer the assets to FNet.

           During June 1998, FNet purchased all of the assets of LDNet, Inc. for $20,000. These assets consisted of equipment.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Joint Venture
           In May 1996, the Company and a modem manufacturer formed Franklin Modem Corp. (the "Venture"), a joint venture to design and manufacture a V.34 modem to function with the Company's newly introduced D-Mark Channel Bank hardware. The Company has a 70% ownership interest in the venture with the remaining interest being owned by the modem manufacturer. As of May 16, 1997, this joint venture agreement was replaced with a mutual supply agreement between the two parties that provides for the Company to purchase 70% of certain boards manufactured by the modem manufacturer.

           Principles of Consolidation
           The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

           Concentrations of Credit Risk
           The Company sells its products throughout the United States, Canada, Australia, and parts of Europe and extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

           Three customers accounted for 30%, 13%, and 6%, respectively, of the Company's product sales for the year ended June 30, 1998. Two customers accounted for 29% and 10%, respectively, of the Company's product sales for the year ended June 30, 1997. Four customers accounted for 18%, 17%, 13% and 12%, respectively, of the Company's product sales for the year ended June 30, 1996. At June 30, 1998, amounts due from two customers amounted to 35% and 25%, respectively, of accounts receivable. At June 30, 1997, amounts due from two customers amounted to 20% and 10%, respectively, of accounts receivable. One customer, a related party, accounted for 0%, 5%, and 1% of product sales for the years ended June 30, 1998, 1997, and 1996, respectively, and comprised 0% and 0% of accounts receivable at June 30, 1998 and 1997, respectively.

           Export sales, primarily to Canada, Australia, Poland, and England, represented 1%, 6%, and 15% of net sales for the years ended June 30, 1998, 1997, and 1996, respectively.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Estimates
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates affect the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from these estimates.

           Fair Value of Financial Instruments
           The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments including cash, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes receivable, notes payable, and capital lease obligations also approximate fair value because current interest rates and terms offered by and to the Company for similar notes and lease agreements are substantially the same.

           Cash and Cash Equivalents
           For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

           Inventories
           Inventories are stated at the lower of cost or market (estimated net realizable value). Cost is determined using the average cost method, which approximates the first-in, first-out ("FIFO") method. Net realizable value is based on forecasts for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

           Property and Equipment
           Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of 5 to 7 years as follows:

                     Computers and software                5 years
                     Machinery and equipment               7 years
                     Furniture and fixtures                7 years

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Property and Equipment (Continued)
           Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

           Stock Options and Warrants
           During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

           Excess of Cost Over Fair Value of Net Assets of Companies Acquired Excess of cost over fair value of net assets of companies acquired arising in connection with the aforementioned business acquisitions is amortized using the straight-line method over five years. The Company assesses the recoverability of these intangibles on a quarterly basis by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is based on fair value as measured by future cash flows and charged to operations in the period in which goodwill impairment is determined by management. During the year ended June 30, 1997, management of the Company determined that $1,584,000 had been impaired and, accordingly, the Company charged this amount to operations. Amortization of excess of cost over fair value of net assets of companies acquired for the years ended June 30, 1998, 1997, and 1996 amounted to $0, $40,000, and $22,000, respectively.

           Minority Interest
           Minority interest represents the minority shareholders' proportionate share of the equity of FNet. During the year ended June 30, 1996, Franklin transferred 4,200,000 shares of its ownership in FNet to two officers of the Company as payments on notes payable and for consulting services and issued an additional 50,000 shares to MIS as aforementioned. Management of the Company valued the FNet shares at $.015 per share, based upon the book value of FNet at the time of the transaction. The issuance of these shares caused Franklin's ownership percentage of FNet to decrease from 100% to 79% as of June 30, 1996.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Minority Interest (Continued)
           During the year ended June 30, 1997, FNet sold approximately 1,949,500 shares of its stock to outside investors at $1.00 per share and issued 20,000 shares to acquire No. 1 and 76,000 shares for services rendered. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the 1933 Act provided in Rule 505 of Regulation D. After the issuance of these shares, Franklin's ownership percentage decreased to 71% as of June 30, 1997.

           During the year ended June 30, 1998, FNet sold approximately 362,000 shares of its stock to outside investors at $1.00 per share. It also issued 35,500 shares upon the exercise of 35,500 stock options and 8,000 shares for services rendered valued at $8,000. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the 1933 Act provided in Rule 505 of Regulation D. In addition, FNet converted a payable for $311,000 to its parent, FTEL, into 310,718 shares of its stock. After the issuance of these shares, Franklin's ownership percentage remained at 71% as of June 30, 1998.

           FNet, on a stand-alone basis, had a shareholders' deficit. As a result, Franklin's investment in FNet had a negative carrying value. The increase in capitalization of FNet resulting from the sale of 1,949,500 shares of common stock to outside investors benefited Franklin in that it reduced the negative carrying value of Franklin's investment in FNet. Accordingly, Franklin has accounted for the change in its proportionate share of FNet's equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements.

           The accompanying consolidated financial statements do not reflect a minority interest liability as of June 30, 1998 and 1997 as FNet, on a stand-alone basis, had a shareholders' deficit as of such dates. The accompanying consolidated statements of operations for the years ended June 30, 1998 and 1997 do not reflect the minority interest's share of FNet's losses for said years as the related accrual would result in the Company's recordation of a minority interest receivable.

           Revenue Recognition
           Revenues are recognized upon shipment of the products to customers. The Company does not allow the right of return on sales.

           Warranties
           The Company provides limited warranties of one year from the date of purchase of its products. No accrual has been made for warranty liabilities because they are not expected to be significant.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Research and Development Costs
           Research and development costs are expensed as incurred.

           Advertising Costs
           Advertising costs are expensed as incurred and have not been historically material.

           Earnings per Share
           For the year ended June 30, 1998, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

           Income Taxes
           The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

           Reclassifications
           Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1998 and 1997 presentations.

           Recently Issued Accounting Pronouncements
           The FASB issued SFAS 130, "Reporting Comprehensive Income," which is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have a material impact, if any, on its financial position or results of operations.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Recently Issued Accounting Pronouncements (Continued)
           The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS 131 requires a company to report certain information about its operating segments including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. The Company does not anticipate any material change in the manner that it reports its segment information under this new pronouncement.


NOTE 2 - CASH AND CASH EQUIVALENTS

           The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. Excess cash is invested in money market accounts, certificates of deposit, and United States Government agency notes. As of June 30, 1998, the uninsured portions of these balances held at financial institutions aggregated to $5,534,000.

           Income from these investments consists entirely of interest income in the amount of $250,000. The aggregate carrying amount of cash and short-term investments by major types is as follows:

Cash                                           $  338,000
Money market accounts                           1,796,000
Certificates of deposit                         1,362,000
United States Government agency notes           2,054,000
                                               ----------

     TOTAL                                     $5,750,000
                                               ==========

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 3 - INVENTORIES

           Inventories at June 30 consisted of the following:

                           1998              1997
                         --------          --------
Raw materials            $260,000          $155,000
Work in process           164,000           152,000
Finished goods            247,000            87,000
                         --------          --------
     TOTAL               $671,000          $394,000
                         ========          ========


NOTE 4 - PROPERTY AND EQUIPMENT

           Property and equipment at June 30 consisted of the following:

                                              1998                1997
                                           ----------          ----------
Computers and software                     $  997,000          $  713,000
Machinery and equipment                       184,000             163,000
Furniture and fixtures                        168,000              97,000
                                           ----------          ----------

                                            1,349,000             973,000
Less accumulated depreciation                 571,000             406,000
                                           ----------          ----------

     TOTAL PROPERTY AND EQUIPMENT          $  778,000          $  567,000
                                           ==========          ==========


NOTE 5 - NOTES RECEIVABLE

           Notes receivable at June 30, 1998 consisted of the following:

Note receivable from customer, bearing interest at 11.5%
     per annum, secured by certain equipment, and due in
     August 2001.                                                            $367,000

Note receivable from joint venture partner, bearing
     interest at 10% per annum, secured by a personal
     guarantee from the president of the joint venture
     partners, and due in June 1999                                           150,000
                                                                             --------

                                                                              517,000
Less current portion                                                          241,000
                                                                             --------
          LONG-TERM PORTION                                                  $276,000
                                                                             ========

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------


NOTE 6 - ACCRUED LIABILITIES

           Accrued liabilities at June 30 consisted of the following:

                                                                 1998                1997
                                                              ----------          ----------
Salaries and related expenses                                 $  421,000          $  277,000
Accrued offering costs                                           153,000                  --
Accrued interest payable, primarily to related party             130,000              88,000
Other accrued liabilities                                        323,000             194,000
                                                              ----------          ----------
     TOTAL                                                    $1,027,000          $  559,000
                                                              ==========          ==========


NOTE 7 - LONG-TERM DEBT

           Long-term debt at June 30 consisted of the following:

                                                                     1998              1997
                                                                   --------          --------
Convertible notes payable to former vendors,
     bearing interest at 12% per annum,
     unsecured and due in December 1999                            $ 24,000          $ 24,000

Notes payable to the president and majority shareholder,
     bearing interest from 8% to 9% per annum, secured by
     substantially all of the Company's assets, with due
     dates ranging through June 2001                                632,000           637,000
                                                                   --------          --------

                                                                    656,000           661,000
Less current portion                                                252,000           301,000
                                                                   --------          --------

          LONG-TERM PORTION                                        $404,000          $360,000
                                                                   ========          ========

           The Company is past due on certain payments under its notes payable to its chief executive officer/majority shareholder. The chief executive officer/majority shareholder has waived the default provisions of the past due notes payable and does not intend to demand payment until after June 30, 1999.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT (CONTINUED)

           Future principal payments required under such notes are summarized as follows:

Year Ending
June 30,
-----------
1999                 $225,000
2000                  136,000
2001                   43,000
                     --------
     TOTAL           $404,000
                     ========

           Included in the $632,000 due to the Company's president are three notes in the amount of $129,000, $117,000, and $112,000 which can be converted into $179,000 of the Company's common stock at a rate of 50% of the fair value of the common stock at the date of conversion and/or FNet stock at $1.00.


NOTE 8 - OTHER LIABILITIES

           On February 5, 1993, the Company modified the terms of a note payable to a former supplier with a balance of $572,000 that required the payment of $30,000 in cash and an agreement to pay the former supplier $10 per Franklin manufactured board up to a total of $700,000. There was no expiration date on the revised agreement. On November 29, 1994, the agreement was further modified. The modified terms are $10 per Franklin board sold for $300 and $2 per board sold for $300 or less. The modified agreement was effective through June 1995 and no new modification has been entered into. At June 30, 1998 and 1997, the Company estimated its future obligation to this supplier to be $183,000 and $2,000, respectively, under the modified agreement based on the number of boards expected to be sold. Accordingly, management reduced this obligation to $183,000 and $0, respectively, and the Company recognized a gain of $310,000 and $182,000, respectively. Amounts paid under these agreements totaled approximately $2,000, $10,000, and $5,000 during the years ended June 30, 1998, 1997, and 1996, respectively.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES

           Operating Leases and Capital Lease Obligations
           The Company leases its production, warehouse and administrative facilities under various non-cancelable operating leases that expire starting September 1998 through March 2000. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment by the Company of common area costs. All leases have various renewal features. Rent expense related to the operating lease was $170,000, $88,000, and $51,000 for the years ended June 30, 1998, 1997, and 1996, respectively.

           In connection with the acquisition of Passport (see Note 1), the Company assumed six capital leases that were assumed by Passport from two entities owned by the previous sole member of Passport. At June 30, 1997, all six capital leases were in default because of provisions in the leases that prohibited the assignment of the leases. In addition, the assets underlying four of the six leases were sold by Passport for cash, which was not used to repay the principal, prior to its acquisition by the Company. Such sales were also prohibited under the terms of the leases and the lessors had not been informed of such sales. As a result, the lessors had the right to accelerate the payments under all of the leases due to such defaults. During the year ended June 30, 1998, the Company paid off the six leases and recognized a gain of $45,000.

           Future minimum lease payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at June 30, 1998 are as follows:

                Year Ending
                June 30,
                --------
                1999                    $ 90,000
                2000                      15,000
                                        --------
                                        $105,000
                                        ========

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           Litigation
           On July 28, 1997, the Company was named as a defendant in an action brought by AT&T Corp. ("AT&T") against Connect America, a reseller of "800" number services, its officers and affiliates, and several Internet Service Providers, including the Company. The action was brought in the United States District Court for the Central District of California. In general, the complaint alleges that Connect America and its officers fraudulently acquired 800 numbers from AT&T, failed to pay for them, and resold them to the Company and the other Internet Service Providers on a "flat rate" basis, notwithstanding the fact that AT&T's charges for 800 service are typically based on time utilized. The claims against the Company and the other Internet Service Providers are based on unjust enrichment, on the theory that the Company and the other Internet Service Providers knew or should have known the flat rate 800 service was unavailable. In addition to injunctive relief against Connect America and its officers, the complaint seeks damages of $7,400,000, punitive damages, and attorneys' fees. The Company has filed an answer to the complaint denying the material allegations thereof and plans to vigorously contest the action.

           The Company is also involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

           Dealer Agreement
           In March 1996, FNet entered into a dealer agreement with an individual (the "Dealer") whereby the Dealer would be granted the exclusive right by FNet to market, sell or otherwise offer certain services and goods to customers within the Dealer's territory, as defined. In connection with this agreement, the Dealer paid $45,000 to FNet as consideration for the rights described above. The Dealer was to receive commissions at rates ranging from 10% to 30% based on certain terms and conditions. Commissions paid to the Dealer during fiscal 1996 were not material.

           In September 1996, FNet and the Dealer entered into a mutual general release whereby both parties were released from all claims pursuant to the agreement. In connection therewith, the Company converted $20,000 of the monies paid by the Dealer to FNet, as noted above, to 23,350 shares of the Company's common stock as consideration for the mutual general release. Such shares are considered to be committed as of June 30, 1996 and are therefore included as such in the accompanying consolidated balance sheet.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           License Agreements

           Satellite Services
           In March 1997 the Company's subsidiary, Internet Passport, entered into a Memorandum of Understanding with DigitalXPress LLC ("DigitalXPress"), a purveyor of video and data network satellite services. Under the terms of the agreement, Internet Passport and DigitalXPress will jointly develop a product line, to be called "XPressNet," to furnish Internet connectivity to the products currently marketed by DigitalXPress, and to combine marketing efforts for certain customers, applications and products. In December 1997, the Memorandum of Understanding was cancelled.

           In May 1997 the Company's subsidiary, FNet, entered into a licensing and joint development agreement with Peak Technologies, Inc. ("Peak"), by which Peak granted FNet a license to use Peak's Java-based PeakJet Internet browser accelerator in FNet's Internet service. In addition, FNet is to provide a customized version of the PeakJet technology as a component in the Franklin XPress satellite product line offered in conjunction with DigitalXPress. Under the agreement, FNet is to issue 50,000 shares of its Common Stock to Peak.

           800 Service Agreement
           In December 1996, the Company entered into two agreements with an 800 number supplier (the "Supplier") to service the FNet customer base, both internally and for resale. The agreements provide the Company exclusive rights to 800 service in exchange for an incremental fee of $5,000 per month for each group of 4,000 customers. The monthly fee has a minimum payment of $25,000 or up to 20,000 customers. The agreements calls for the Company to issue the Supplier 50,000 shares of the Company's stock, options to purchase 100,000 shares of FNet stock at $1.00 per share and options to purchase 100,000 shares of Franklin 800 Corp., a new wholly owned subsidiary of FNet, at a $1.00. The supplier has yet to perform in accordance with the agreement. Accordingly, the Company has withheld issuance of the aforementioned shares and options.

           Software
           During November 1997, the Company entered into a contract for software development and a worldwide license agreement with a software development company which was amended in May 1998 to include additional software. The license agreement provides for a three year term and may be extended on a year-to-year basis thereafter. In addition to the fixed fee of $285,000, there is a royalty of $0.75 per port for each PC board sold containing the licensed software. As of June 30, 1998, $500 had been paid under the terms of the license agreement.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           License Agreements (Continued)

           Software (Continued)
           During January 1998, the Company entered into a worldwide license and manufacturing and sales agreement with a third party for certain DSP board designs. The license fee consists of an up-front fixed payment of $30,000 plus a royalty of $100 per board manufactured directly, or by contract, up to a maximum total royalty of $200,000. In addition, the Company licensed certain software to the third party at a royalty rate is $1.00 per port. As of June 30, 1998, $20,000 had been paid and $0 had been received under the terms of the license agreement.

           During March 1998, the Company entered into a five-year, worldwide license agreement with a company to use certain software of this company to create software for sale to third parties. The Company must pay a license fee of $35,000, a royalty of $10 per port, and an annual program maintenance and support services fee of $10,000. At June 30, 1998, $0 had been paid under the license agreement.

           Private Placement Exemptions
           The Company and FNet's private placements of securities have been issued in transactions intended to be exempt from registration under the Securities Act of 1933 pursuant to the provisions of Regulation D promulgated thereunder. These rules include factors pursuant to which one or more private placement transactions may be integrated as part of other offerings and include rules that limit the dollar amount that can be raised and the number of non-accredited investors that can participate. In the event any of the Company's private placement transactions, including private placement transactions undertaken by the Company since the transactions referred to above, were deemed to be integrated, it is possible that the exemption from the registration requirements of the Securities Act of 1933 would not be available for one or more of those offerings. In the event that one or more of such transactions are determined not to have been exempt from such registration requirements, the purchasers may have the right to seek recission of the sales and/or seek money damages against the Company. Management believes that each of the Company's private offerings were exempt from the registration requirements of the Securities Act of 1933.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           Employment Agreements
           The Company has entered into employment agreements with certain officers/directors/shareholders of FTEL and FNet for terms from two to six years. A portion of the compensation paid pursuant to these agreements is paid semi-monthly, and a portion is deferred and is therefore included in accrued salaries and related expenses in the accompanying consolidated balance sheets. Certain officers/directors/ shareholders have been given the option to convert up to 50% of their compensation into stock options at fair market value less 50% for FTEL common stock and at $1.00 per share for FNet common stock. The stock issued is restricted from trading for one year from issuance.


NOTE 10 - SHAREHOLDERS' EQUITY

           Stock Option Plans
           The Company adopted an Incentive Stock Option Plan (Plan A) and Nonqualified Stock Option Plan (Plan B) (the "1986 Plans"). Plan A provides for the granting of options to purchase shares of common stock that are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code, and Plan B provides for the granting of options to purchase shares of common stock that are not intended to qualify. The 1986 Plans provide for the issuance of up to 700,000 shares in the aggregate at fair market value.

           During the year ended June 30, 1989, the Company adopted the 1988 Stock Option Plan (the "1988 Plan"). Under the terms of the plan, options to purchase 300,000 shares of the Company's common stock are available for issuance to employees, officers and directors. Options granted may be either incentive stock options or non-statutory options. The exercise price of the incentive stock options and non-statutory options may not be greater or less than 110% and 85%, respectively, of the fair market value of the Company's common stock at the date of grant.

           During the year ended June 30, 1994, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for the granting of options to purchase up to 600,000 shares of common stock.

           During the year ended June 30, 1995, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the granting of options to purchase up to 1,400,000 shares of common stock. Such options will be non-statutory.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Option Plans (Continued)
           During the year ended June 30, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock that are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code.

           Options granted under all five of the aforementioned plans vest in accordance with the terms established by the Company's stock option committee. All such options granted to date have vesting periods of between two to four years and generally terminate at the earlier of one year beyond the end of the option period or termination of employment.

           On December 13, 1996, the Company granted options to purchase 1,000,000 shares of the Company's common stock to key management employees which were fully vested on the date of grant. The option price was set at $1.31 per share, the fair value of the underlying shares. The options are not included in the stock option plans below.

           On April 24, 1998 and May 26, 1998, the Company granted options to purchase 300,000 and 165,000 shares, respectively, of the Company's common stock to key management employees which vest from two to four years from the date of grant. The option price was set at $2.59 and $2.69 per share, respectively, the fair value of the underlying shares. The options are not included in the stock option plans below.

           In addition, the Company has also issued options in connection with the acquisition of "No. 1" as discussed in Note 1.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Option Plans (Continued)
           Activity for the 1986 Plans, 1988 Plan, 1993 Plan, 1994 Plan, and 1998 Plan is as follows:

                                                         Weighted-
                                                          Average
                                                         Exercise
                                         Shares           Price
                                         ------           -----
Outstanding, June 30, 1995             1,965,000           $0.10
     Granted                           1,052,000           $0.76
     Exercised                           (44,500)          $0.10
     Canceled                           (225,000)          $0.10
                                       ---------

Outstanding, June 30, 1996             2,747,500           $0.35
     Granted                             248,000           $1.59
     Exercised                          (335,000)          $0.39
     Canceled                           (150,000)          $0.10
                                       ---------

Outstanding, June 30, 1997             2,510,500           $0.49
     Granted                             626,500           $2.66
     Exercised                          (934,250)          $0.40
     Canceled                            (37,520)          $1.19
                                       ---------

OUTSTANDING, JUNE 30, 1998             2,165,250           $1.14
                                       =========

EXERCISABLE AT JUNE 30, 1998           1,192,375
                                       =========

           The exercise prices for the options outstanding at June 30, 1998 ranged from $0.10 to $3.66.

           The Company's majority-owned subsidiary, FNet, established a 1996 stock option plan (the "FNet Plan") which was amended in 1998. The FNet Plan, as amended, provides for the granting of options to purchase up to 7,000,000 shares of FNet common stock that are intended to qualify as incentive stock options within the meaning of
           Section 422A of the Internal Revenue Code. Such options will become exercisable in accordance with the terms established by FNet's stock option committee. All options granted to date vest between zero and four years and generally terminate at the earlier of the end of the option period or termination of employment. Activity for the FNet Plan is as follows:

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Option Plans (Continued)

                                                          Weighted-
                                                          Average
                                                          Exercise
                                         Shares            Price
                                         ------            -----
Outstanding, June 30, 1995                    --           $  --
   Granted                               448,000           $1.00
                                       ---------

Outstanding, June 30, 1996               448,500           $1.00
   Granted                             2,106,000           $1.00
                                       ---------

Outstanding, June 30, 1997             2,554,000           $1.00
   Expired/cancelled                    (532,500)          $1.00
   Granted                             3,633,000           $1.00
   Exercised                             (35,500)          $1.00
                                       ---------

OUTSTANDING, JUNE 30, 1998             5,619,000           $1.00
                                       =========

EXERCISABLE AT JUNE 30, 1998           1,435,250
                                       =========

           The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                                    Year Ended June 30,
                               -------------------------------------------------------------
                                   1998                     1997                   1996
                               -------------           -------------           -------------
Net loss
     As reported               $  (4,507,000)          $  (2,824,000)          $  (1,467,000)
     Pro forma                 $  (4,804,000)          $  (3,925,000)          $  (1,513,000)
Loss per common share
     As reported               $       (0.29)          $       (0.23)          $       (0.14)
     Pro forma                 $       (0.31)          $       (0.32)          $       (0.15)

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Option Plans (Continued)
           Included in the year ended June 30, 1997, is the effect of the aforementioned 1,000,000 options issued to key employees on December 13, 1996 to purchase the Company's common stock which were fully vested on the date of grant. Compensation expense under SFAS 123 for the year ended June 30, 1997 of $945,000 was charged to pro forma net loss for the entire estimated fair market value of the 1,000,000 options awarded.

           These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before June 30, 1996. The pro forma amounts take into account the pro forma compensation expense of the FTEL and FNet options. The fair value of the FTEL options described above was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended June 30, 1998, 1997, and 1996: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 60%, 100%, and 100%, respectively; risk-free interest rates of 5.54%, 6.2%, and 3%, respectively; and expected lives of 4, 4, and 2 to 4 years, respectively. For options granted during the year ended June 30, 1998, the weighted-average fair value and weighted-average exercise price for options granted whose exercise price exceeded the market price of the stock on the grant date were $1.34 and $2.95, respectively, and the weighted-average fair value and weighted-average exercise price for options granted whose exercise price equaled the market price of the stock on the grant date were $1.30 and $2.54, respectively.

           The fair value of the FNet options described above was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the year ended June 30, 1998: dividend yields of 0%; risk-free interest rate of 6.2%; and expected life of 4 years. The weighted-average fair value of options granted during the year ended June 30, 1998 was $0.99 and the weighted-average exercise price was $1.00.

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

           Warrants
           In May 1995, in connection with the 1995 Private Placement, the Company entered into an investment banking agreement with an unrelated entity whereby the Company granted to the investment banker warrants to purchase 600,000 shares, as amended, of the Company's common stock at an exercise price of $1.35 per share. The warrants vested over a twelve-month period and include demand and piggy back registration rights after a period of 24 months from the date of the agreement. The warrants and/or underlying shares may be exercised anytime after two years and for a period of four years from the date of the agreement. As of June 30, 1998, 1997, and 1996, 600,000, 0, and 0 of these warrants had been exercised.

           In connection with the 1995 Private Placement, during the years ended June 30, 1996 and 1995 the Company issued 2,380,000 and 220,000 warrants, respectively, to purchase shares of the Company's common stock. The exercise price of the warrants was $0.50, as amended, if exercised on or before March 24, 1996 and $1.25 if exercised after March 24, 1996 but on or before September 30, 1998 (the expiration date). There was no additional expense recorded in connection with the issuance of the warrants as the exercise price approximated the fair value at the date of issuance, as determined by management of the Company, of the underlying stock at the date of issuance. For the years ended June 30, 1998, 1997, and 1996, 1,841,750, 400,000, and
           145,000 warrants were exercised leaving a remaining balance of 213,250 unexercised as of June 30, 1998.

           Stock Issuances
           During the year ended June 30, 1998, the Company completed the following significant common stock transactions of previously unissued common shares:

           - Received 23,818 shares of its common stock valued at $161,000 from certain officers of the Company as consideration to exercise stock options for 400,000 shares also valued at $161.000.

           - In connection with the 1997 Private Placement, the Company sold 333,333 units for $1,000,000. The units consist of one share and one warrant to purchase one share of the Company's common stock at an exercise price of $5.00 per share, exercisable after October 1, 1998. The warrants expire October 2, 2001. The Company paid no commissions or fees in connection with this private placement.

           - Issued 345,500 shares in connection with the exercise of stock options whereby the option holders issued notes receivable in favor of the Company for $315,950.

           - Issued 63,750 shares in connection with the exercise of stock options for cash of $66,000.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Issuances (Continued)

           - Issued or committed to issue 1,761,000 shares in connection with the exercise of warrants for $2,261,000.

           - Committed to issue 56,336 shares for services valued at $71,000.

           - Issued 1,333,695 shares upon the conversion of a note payable by an officer for the Company for $133,000.

           - Issued 799,431 shares valued at $1,702,000 upon the conversion of 192 shares of its Series C preferred stock valued at $1,702,000.

           - 160,000 shares of the Company's common stock at a value of $650,000 were returned to the Company and cancelled, as provided under the contract, thus reducing the initial purchase price of Passport.

           During the year ended June 30, 1997, the Company completed the following significant common stock transactions of previously unissued common shares:

           - Issued 880,200 shares of its common stock in connection with the 1996 Private Placement for cash of $888,000. The Company paid no commissions or fees in connection with this private placement.

           - In December 1996 and July 1997, the Company issued an additional 60,987 and 207,066 shares, respectively, of its common stock to former shareholders of LPL at a value of $85,000 and $453,000, respectively.

           - In connection with the acquisition of No. 1, issued 40,000 shares, valued at $50,000, of its common stock and options to purchase 10,000 shares, valued at $6,000, of the Company's common stock at $1.25, which was the fair market value on December 2, 1996, exercisable on January 1, 1998. In connection therewith, FNet issued 20,000 shares of its common stock valued at $20,000 and granted options to purchase 80,000 shares of FNet common stock valued at $13,000, exercisable at the rate of 20,000 shares per year at $1.00 per share in each of the four years beginning January 1, 1998.

           - In connection with the acquisition of CPR, committed to issued 25,000 shares of common stock for a value of $65,000 and assumed certain debt of $4,425.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Issuances (Continued)

           - In connection with the acquisition of Passport, issued 600,000 shares of common stock for a value of $1,275,000 and assumed certain liabilities of $411,000. Also, on March 24, 1997, the Company issued an additional 7,900 shares of common stock, valued at $14,000, to satisfy certain obligations of Passport.

           - Issued 380,000 shares in connection with the exercise of warrants for $190,000.

           - Issued 335,000 shares in connection with the exercise of stock options. 243,250 shares were issued upon the exercise of options whereby the option holders issued notes receivable in favor of the Company in the amount of 129,000. 30,000 shares were issued upon the exercise of options whereby the option holder performed services valued at $3,000. The remaining 61,750 were issued for cash of $6,000.

           During the year ended June 30, 1996, the Company completed the following significant common stock transactions of previously unissued common shares:

           - Issued 1,780,000 of its common stock for $890,000 in connection with the 1995 Private Placement. The Company paid no commissions or fees in connection with this private placement.

           - Issued or committed to issue 110,000 shares of its common stock valued at $75,000 during fiscal 1996 in connection with two business acquisitions.

           - Issued 34,839 shares of its common stock to certain employees for compensation. The stock was issued at prices ranging from $.25 to $.70 per share in accordance with the respective agreements.

           - Issued 7,555 shares of its common stock to certain vendors as payment on accounts payable of approximately $11,000.

           - Issued 44,500 shares of its common stock in connection with stock options, exercised at $.10 per share for cash of $4,000.

           - In March and April 1996, the Company received cash of $73,000 and issued 145,000 shares of its common stock upon the conversion of warrants issued in connection with the 1995 Private Placement.

           - In June 1996, the Company issued 28,572 shares of its common stock for cash of $20,000, the approximate fair value at the date of the issuance.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Issuances (Continued)

           - Reflected in the accompanying 1996 consolidated statements of capital deficiency the addition of 23,031 shares as outstanding to correct the omission of such shares in previously issued consolidated financial statements.

           Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its shareholders as a result of its accumulated deficit as of June 30, 1998.

           Convertible Preferred Stock
           During the year ended June 30, 1998, the Company issued 740 shares of its Series C convertible preferred stock in a private placement for $7,400,000. 20% of the shares held may be converted to common stock four months after issuance with an additional 20% eligible for conversion each month thereafter, in which the limitation on conversion ends nine months after issuance. Any unconverted shares will be automatically converted to common shares at the later of either 18 months from issuance, the Company's common stock being traded on a national exchange, or the filing of a registration statement covering the resale of the common shares issued upon conversion. Series C shares do not pay dividends and do not have voting rights. The shares are convertible into shares of common stock at a conversion price of $4.64 per share, subject to certain adjustments relating to the market price of the underlying common stock. Each preferred share is accompanied by a warrant that is exercisable to purchase shares of common stock of the Company's subsidiary, FNet, and which, under certain circumstances, may be exercisable to acquire shares of common stock of the Company at the exercise price of $4.64.

           Form S-1
           During the year ended June 30, 1998, the Company filed a Form S-1 with the Securities and Exchange Commission to register certain shares of common stock of the Company including the following:

           - The shares of common stock issued as part of the acquisitions of No. 1, CPR, and Passport.

           - The common shares to be issued upon the conversion of the Series C convertible preferred stock.

           - The common shares to be issued upon the exercise of the warrants issued in the 1995 Private Placement.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES

           The tax effects of temporary differences that give rise to deferred taxes at June 30 are as follows:

                                                                   1998                1997
                                                                ----------          ----------
Deferred tax assets
     Accounts receivable, principally due to
          allowance for doubtful accounts                       $    3,000          $   13,000
     Goodwill                                                      317,000                  --
     Compensated absences and deferred salaries,
          principally due to accrual for financial
          reporting purposes                                       146,000              87,000
     Bad debt                                                        3,000                  --
     Inventories, principally due to additional costs
          inventoried for tax purposes pursuant to the
          Tax Reform Act of 1986 and allowance for
          inventory obsolescence                                    34,000             128,000
     Accrued warranty                                                5,000
     General business tax credit carryforwards                     335,000             335,000
     Net operating loss carryforwards                            4,972,000           3,027,000
                                                                ----------          ----------

     Total gross deferred tax assets                             5,815,000           3,590,000
     Less valuation allowance                                    5,763,000           3,586,000
                                                                ----------          ----------

     Net deferred tax assets                                        52,000               4,000

Deferred tax liabilities
     Plant and equipment, principally due to
          differences in depreciation                               52,000               4,000
                                                                ----------          ----------

               NET DEFERRED TAX LIABILITY                       $       --          $       --
                                                                ==========          ==========

           The valuation allowance increased by approximately $2,177,000 and $441,000 during the years ended June 30, 1998 and 1997, respectively. No provision for income taxes for the years ended June 30, 1998, 1997, and 1996 is required, except for minimum state taxes, since the Company incurred losses during such years.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES (CONTINUED)

           Income tax expense was $4,000 and differs from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before minority interest and income taxes as a result of the following:

                                                  1998                   1997                 1996
                                               -----------           -----------           -----------
Computed "expected" tax benefit                $(1,572,000)          $(1,450,000)          $  (520,000)
Increase in income taxes resulting
   from
     Other                                           4,000                    --                    --
     Change in the beginning-of-the-
        year balance of the valuation
        allowance for deferred tax
        assets allocated to income
        tax expense                              1,568,000             1,450,000               520,000
     State income taxes                              4,000                 2,000                 2,000
                                               -----------           -----------           -----------

          TOTAL                                $     4,000           $     2,000           $     2,000
                                               ===========           ===========           ===========

           As of June 30, 1998 the Company had consolidated net operating loss carryforwards of approximately $13,368,000 and $4,827,000 for Federal and state income tax reporting purposes, respectively, which expire in varying amounts through 2013. The Company also has general business tax credit carryforwards of approximately $310,000 and $24,000 available to offset against future Federal and state income taxes, respectively, which expire at various times through 2013. Should a substantial change in the Company's ownership occur, there could be an annual limitation on the amount of the net operating less carryforwards available for use in the future.


NOTE 12 - RELATED PARTY TRANSACTIONS

           The Company recorded sales of approximately $0, $82,000, and $3,000 to an entity affiliated with a shareholder of the Company during the years ended June 30, 1998, 1997, and 1996, respectively.

           During the years ended June 30, 1998, 1997, and 1996, the Company issued notes payable to the chief executive officer/majority shareholder for $129,000, $212,000, and $217,000, respectively, for accrued compensation.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

           At June 30, 1998, 1997, and 1996, certain officers/directors/ shareholders of the Company had been granted 1,352,500, 1,600,000, and 1,650,000 stock options, respectively, in the FTEL stock option plans, of which 1,050,000, 1,200,000, and 500,000 stock options were exercisable, respectively, at exercise prices between $0.10 and $3.66 per share. In addition, the same officers/directors/shareholders had been granted 965,000, 650,000, and 0 stock options outside the FTEL plans at June 30, 1998, 1997, and 1996, respectively, of which 500,000, 650,000, and 0 stock options were exercisable, respectively, at exercise prices between $1.31 and $2.69.

           At June 30, 1998, 1997, and 1996, certain officers/directors/ shareholders of the Company held 2,300,000, 650,000, and 300,000 stock options, respectively, in the FNet stock option plan, of which 512,525, 300,000, and 0 stock options were exercisable, respectively, at an exercise price of $1.00. In addition, the same officers/ directors/shareholders had been granted 300,000, 0, and 0 stock options outside the FNet plan at June 30, 1998, 1997, and 1996, respectively, of which 0, 0, and 0 stock options were exercisable, respectively, at an exercise price of $1.00.


NOTE 13 - 401(k) PLAN

           The Company sponsors a 401(k) plan which includes a deferred feature under section 401(k) of the Internal Revenue Code (the "Plan"). The Plan covers all full-time employees of the Company. Contributions to the plan are at the discretion of the Company's Board of Directors, but limited to the amounts allowable for federal income tax purposes. Under the section 401(k) portion of the Plan, employees may elect to contribute up to 20% of their compensation. The Company did not make any contributions to the Plan during the years ended June 30, 1998, 1997, or 1996.


NOTE 14 - LINES OF BUSINESS

           The Company operates in two major lines of business: the manufacture and distribution of data communications and connectivity products ("Franklin") and Internet services ("FNet"). Information concerning operations in these lines of business is as follows:

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 14 - LINES OF BUSINESS (CONTINUED)

                                             For the Year Ended
                                       ---------------------------------
                                         June 30,             June 30,
                                           1998                 1997
                                       -----------           -----------
Net sales
     Franklin                          $   771,000           $ 1,337,000
     FNet                                  606,000               398,000
                                       -----------           -----------

          TOTAL                        $ 1,377,000           $ 1,735,000
                                       ===========           ===========

Operating losses
     Franklin                          $(3,257,000)          $(1,867,000)
     FNet                               (1,707,000)             (957,000)
                                       -----------           -----------

          TOTAL                        $(4,964,000)          $(2,824,000)
                                       ===========           ===========

Identifiable assets
     Franklin                          $ 7,175,000           $ 3,163,000
     FNet                                1,717,000               351,000
                                       -----------           -----------

          TOTAL                        $ 8,892,000           $ 3,514,000
                                       ===========           ===========

Capital expenditures
     Franklin                          $   315,000           $   204,000
     FNet                                   54,000               120,000
                                       -----------           -----------

          TOTAL                        $   369,000           $   324,000
                                       ===========           ===========

Depreciation and amortization
     Franklin                          $    81,000           $    52,000
     FNet                                   86,000                58,000
                                       -----------           -----------

          TOTAL                        $   167,000           $   110,000
                                       ===========           ===========

           Segment information is not shown for any other periods because the Internet business was not material to the operations of the Company.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 14 - LINES OF BUSINESS (CONTINUED)

           Pro Forma Information (unaudited)
           The Company acquired Internet Passport, LLC ("Passport") on February 28, 1997. All other business acquisitions have been de minimis; therefore, the "Passport" pro forma information has been reflected herein on a disaggregated basis. The assets acquired and liabilities assumed are included in the consolidated balance sheet of the Company as of June 30, 1997; therefore, no pro forma consolidated balance sheet has been reflected below. In the opinion of management, there are no pro forma adjustments necessary to the historical statements of operations for the years ended June 30, 1997 and 1996, assuming that the acquisition occurred at the beginning of each of those years, except for showing the effects of the addition of the goodwill and its subsequent write-off. Because of the one-time unusual nature of the goodwill write-off, management believes that the pro forma statement of operations information is better reflected exclusive of such write-off as follows for the year ended June 30, 1997:

Historical net loss                                                   $(2,824,000)
Add goodwill write-down related to Passport                               835,000
                                                                      -----------

Adjusted historical net loss                                           (1,989,000)
Add Passport losses prior to acquisition                                 (171,000)
                                                                      -----------
     PRO FORMA NET LOSS EXCLUSIVE OF GOODWILL                         $(1,260,000)
                                                                      ===========

Adjusted historical net loss per share exclusive of goodwill
     write-down                                                       $      (.16)
Impact of Passport loss                                                      (.01)
                                                                      -----------
          PRO FORMA NET LOSS PER SHARE EXCLUSIVE OF GOODWILL          $      (.17)
                                                                      ===========


NOTE 15 - SUBSEQUENT EVENTS

           Subsequent to June 30, 1998, 115 shares of Series C preferred stock valued at $1,046,000 were converted into 919,266 shares of common stock.

           Subsequent to June 30, 1998, two officers/directors/shareholders of the Company purchased 50,000 and 1,000 shares, respectively, of the Company's common stock on the open market.

           Subsequent to June 30, 1998, the Company granted 20,000 options under the FNet plan.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

--------------------------------------------------------------------------------

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

           Subsequent to June 30, 1998, FNet entered into a joint venture agreement with a third party to provide telecommunications service to Guatemala, El Salvador, and Honduras. The joint venture is for an initial term of five years with an option to renew at the expiration date. In addition, FNet purchased certain assets in Guatemala from the third party for $215,000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Franklin Telecommunications Corp.


                                             By   /s/ Frank W. Peters
                                                  ------------------------------
                                                  Frank W. Peters
                                                  Chief Executive Officer

Dated: September 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                          Date
      ---------                        -----                          ----
(1) Principal Executive Officer

     /s/ Frank W. Peters      Chief Executive Officer and a      September 28, 1998
     --------------------     Director
         Frank W. Peters

(2) Principal Financial and Accounting Officer

     /s/ Thomas Russell       Chief Financial Officer and a      September 28, 1998
     --------------------     Director
         Thomas Russell

(3) Directors

     /s/ Peter S. Buswell     President and a Director           September 28, 1998
     --------------------
         Peter S. Buswell

     /s/ Robert S. Harp       Director                           September 28, 1998
     --------------------
         Robert S. Harp


                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

27.1                Financial Data Schedule