Form 10-Q
period 1998-09-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 1998-11-09
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  ------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTER PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                         Commission file number 0-11616


                        FRANKLIN TELECOMMUNICATIONS CORP.
--------------------------------------------------------------------------------
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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK             OUTSTANDING AT OCTOBER 28, 1998
-----------------------------------             -------------------------------
  Common Stock, no par value                              20,427,758

INDEX

Franklin Telecommunications Corp.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated Balance Sheets -- September 30, 1998 (Unaudited) and June 30, 1998

        Consolidated Statements of Operations (Unaudited) Three months ended September 30, 1998 and 1997

        Consolidated Statements of Cash Flows (Unaudited) Three months ended September 30, 1998 and 1997

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 1998 (UNAUDITED) AND JUNE 30, 1998

                                                                 SEPTEMBER 30,       JUNE 30,
                                                                    1998               1998
                                                                 -------------     ------------
                                                                 (UNAUDITED)
                            ASSETS
Current assets
  Cash and cash equivalents ................................     $  3,433,000      $  5,750,000
  Accounts receivable, less allowance for doubtful accounts
    of $27,000 (unaudited) and $8,000, respectively .......           720,000            91,000
  Other receivables ........................................          113,000           107,000
  Current portion of note receivable .......................          268,000           241,000
  Inventories (Note 2) .....................................          672,000           671,000
  Prepaid expenses .........................................          152,000           555,000
                                                                 ------------      ------------
    Total current assets ...................................        5,358,000         7,415,000
                                                                 ------------      ------------
Property and equipment
  Machinery and equipment ..................................        1,195,000           184,000
  Furniture and fixtures ...................................          168,000           168,000
  Computers and software ...................................        1,028,000           997,000
                                                                 ------------      ------------
                                                                    2,391,000         1,349,000
  Less accumulated depreciation ............................          628,000           571,000
                                                                 ------------      ------------
    Total property and equipment ...........................        1,763,000           778,000
                                                                 ------------      ------------
Note receivable, net of current portion ....................          249,000           276,000
Other assets ...............................................          502,000           423,000
                                                                 ------------      ------------
    Total assets ...........................................     $  7,872,000      $  8,892,000
                                                                 ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt (majority due to a
    related party) .........................................     $    512,000      $    252,000
  Accounts payable .........................................          312,000           173,000
  Accrued liabilities ......................................          939,000         1,027,000
                                                                 ------------      ------------
    Total current liabilities ..............................        1,763,000         1,452,000
Long-term debt, (majority due to a related party) less
  current portion ..........................................          144,000           404,000
                                                                 ------------      ------------
    Total liabilities ......................................        1,907,000         1,856,000
                                                                 ------------      ------------
Minority Interest ..........................................           75,000                --
Contingencies (Note 3)
Shareholders' equity
  Series C Convertible Preferred stock, no par value,
    10,000,000 shares authorized , 390 (unaudited) and
    548 shares issued and outstanding ......................        3,456,000         4,856,000
  Common stock, no par value 90,000,000 shares authorized
    19,704,200 (unaudited) and 18,344,178 shares
    issued and outstanding .................................       16,989,000        15,571,000
  Common stock committed, no par value 77,336 (unaudited)
    and 77,336 shares committed but not yet issued .........           91,000            91,000
  Accumulated deficit ......................................      (14,646,000)      (13,482,000)
                                                                 ------------      ------------
    Total shareholders' equity .............................        5,890,000         7,036,000
                                                                 ------------      ------------
    Total liabilities and shareholders' equity .............     $  7,872,000      $  8,892,000
                                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                             ------------------------------
                                                 1998              1997
                                             ------------      ------------
                                              (UNAUDITED)       (UNAUDITED)
Sales
    Product ............................     $    672,000      $     76,000
    Telephone and Internet services ....          261,000           168,000
                                             ------------      ------------
        Total sales ....................          933,000           244,000
                                             ------------      ------------
Cost of sales
    Product ............................          278,000            97,000
    Internet services ..................          185,000           137,000
                                             ------------      ------------
        Total cost of sales ............          463,000           234,000
                                             ------------      ------------
Gross profit ...........................          470,000            10,000
                                             ------------      ------------
Operating expenses
    Research and development expenses ..          418,000           121,000
    Selling, general, and administrative
      expenses .........................        1,192,000           849,000
                                             ------------      ------------
        Total operating expenses .......        1,610,000           970,000
                                             ------------      ------------
Loss from operations ...................       (1,140,000)         (960,000)
                                             ------------      ------------
Other income (expense)
    Interest expense ...................          (12,000)          (17,000)
    Interest income ....................           60,000                --
    Other income .......................            3,000            17,000
                                             ------------      ------------
        Total other income .............           51,000                --
                                             ------------      ------------
Loss before provision for income taxes
  and minority interest.................       (1,089,000)         (960,000)
Provision for income taxes .............            1,000                --
                                             ------------      ------------
Loss before minority interest ..........       (1,090,000)         (960,000)
Minority interest in subsidiary ........          (75,000)               --
                                             ------------      ------------
Net loss ...............................     $ (1,165,000)     $   (960,000)
                                             ============      ============
Basic net loss per common share ........     $       (.06)     $       (.07)
                                             ============      ============
Diluted net loss per common share ......     $       (.06)     $       (.07)
                                             ============      ============
Weighted average common shares
  outstanding used to compute basic
  loss per common share ................       18,879,224        13,125,318
                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                              ----------------------------
                                                 1998             1997
                                              -----------      -----------
                                              (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................     $(1,165,000)     $  (960,000)
Adjustments  to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization .......          57,000           66,000
    Provision for loss on doubtful
      accounts ..........................              --           15,000
        Minority interest ...............          75,000               --
(Increase) decrease in
   Accounts receivable ..................        (629,000)         (46,000)
   Other receivables ....................          (6,000)              --
   Inventories ..........................          (1,000)          (9,000)
   Prepaid expenses .....................         (97,000)              --
Increase (decrease) in
   Accounts payable .....................         139,000          164,000
   Accrued liabilities ..................         (88,000)         (62,000)
                                              -----------      -----------
Net cash used in operating activities ...      (1,715,000)        (832,000)
                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment .....        (542,000)         (18,000)
Proceeds from  notes receivable .........              --           10,000
Other assets ............................         (79,000)         (47,000)
                                              -----------      -----------
Net cash used in investing activities ...        (621,000)         (55,000)
                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Company
  common stock ..........................           1,000          340,000
Proceeds from sale of minority stock in
  consolidated subsidiary ...............          18,000               --
Payments on capital lease obligation ....              --           (9,000)
                                              -----------      -----------
Net cash provided by financing activities          19,000          331,000
                                              -----------      -----------
Net decrease in cash ....................      (2,317,000)
Cash and equivalents, beginning of the
  period ................................       5,750,000        1,464,000
                                              -----------      -----------
Cash and equivalents, end of the period..     $ 3,433,000      $   908,000
                                              ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES.

        During the three months ended September 30, 1998, the Company completed the following:

1. Equipment valued at $500,000 that was prepaid at June 30, 1998 was delivered to the Company.

2. The Company issued 1,347,522 shares of common stock upon the conversion of 158 shares of its Series C preferred stock.

   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Business and Organization

     Franklin Telecommunications Corp. ("Franklin") and its subsidiaries (collectively the "Company") manufacture and distribute data and telephony communications, access and connectivity products for IP Telephony networks, T-1 and X.25 wide-area networks and provide IP Telephony and Internet services through its majority-owned subsidiary, FNet Corp. ("FNet"). FNet has had limited operations to date. The Company's customers are located predominantly in the United States, Canada, Australia, South America and parts of Europe in a wide range of industries including financial services, government, telephone services and manufacturing.

  Basis of Presentation

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Minority Interest

    The accompanying consolidated financial statements reflect the minority interest's 29% ownership of FNet's net stockholders' equity on a stand alone basis.

  Loss Per Common Share

    For the three month periods ended September 30, 1998 and 1997, the Company adopted SFAS No. 128 "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

  Income Taxes

    The Company accounts for income taxes under the asset and liability method of SFAS 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

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

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement is not applicable to the Company.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and is effective for fiscal years beginning after June 15, 1999. Management believes that SFAS No. 133 will not have an effect on the Company's financial statements.

    SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was issued in October 1998. This statement is not applicable to the Company.

NOTE 2--INVENTORIES

    Inventories consisted of the following:

                                     SEPTEMBER 30,    JUNE 30,
                                        1998            1998
                                     -------------    --------
                                      (UNAUDITED)

    Raw materials..............        $155,000       $260,000
    Work in process............         178,000        164,000
    Finished goods.............         339,000        247,000
                                       --------       --------
        Total..................        $672,000       $671,000
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

NOTE 4--RECENT SALE OF EQUITY SECURITIES

     During the three months ended September 30, 1998, the Company issued 1,347,522 shares of common stock upon the conversion of 158 shares of Series C Convertible Preferred Stock. The Company did not receive any proceeds from this conversion.

     During the three months ended September 30, 1998, FNet issued 18,000 shares upon the exercise of employee stock options, at $1.00 per share.

     During the three months ended September 30, 1998, the Company issued 12,500 shares upon the exercise of employee stock options, at $.10 per share.

NOTE 5--EMPLOYEE STOCK OPTIONS

     On September 17, 1998, the Company extended the period in which options would be exercisable to five years after the last vesting date. In addition to the extension of the exercise period, cashless exercise provisions were also adopted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Franklin Telecommunications Corp. (the "Company") designs, manufactures and markets high speed communications products and subsystems. The products are marketed through original equipment manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through its majority-owned subsidiary, FNet, the Company is a provider of IP telephony and Internet services to businesses and individuals. The Company is a California corporation formed in 1981.

     Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the Company's entrance into the IP telephony and Internet business, newly introduced products, development of IP telephony service capabilities over frame relay circuits and the Internet, net sales, gross profit, operating expenses, other income and expenses, liquidity and cash needs and the Company's plans and strategies are all based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements.

     The Company re-focused its business over the last two years from manufacturing primarily LAN and WAN products to providing telecommunications and Internet products and services. Beginning in the year ended June 30, 1997 and continuing in the three months ended September 30, 1998, the Company has begun to generate revenues from these new business lines. Sales have been declining for the Company's existing LAN and WAN hardware products during the previous fiscal year, while the newly developed hardware products and IP telephony services are just now breaking into the market. IP telephony services are now coming to fruition with revenue beginning in August 1998. Demand for the Company's newly introduced Tempest Data Voice Gateway hardware products ("DVG") has yet to be firmly established. Although sales of the DVGs have been increasing, potential customers are still in the process of evaluating the products.

     FNet is in the nature of a new business venture; accordingly, it can be expected that its future operating results will be subject to many of the risks inherent in establishing a new business enterprise. There can be no assurance, therefore, that FNet will be able to achieve or sustain profitability in future periods or that the Company's investment of resources into it will be repaid.

     The Company's main hardware products consist of the DVG, D-Mark Channel bank and Cyclone product lines. The Company's DVG provides the capability of transmitting voice, data and fax traffic over the Internet and Frame relay circuits. The Company's D-Mark Channel Bank terminates a digital T1 telephone line from the local telephone company and channelizes it into 24 analog data/voice lines for either modems, faxes, or telephones. With the declining cost of T1 digital lines, the Company believes that the D-Mark Channel Bank provides an effective, cost saving solution for companies using 10 or more phones or modems. The Cyclone is an evolution of the D-Mark and includes modems integrated into the PC cards, thus eliminating the need to add external modems for those applications requiring them.

     The Company has developed an Integrated Billing System on the Microsoft NT BackOffice platform. This billing system coupled with the DVG systems will allow the Company to be among the very few offering a complete "TELEPHONE COMPANY BUSINESS IN A BOX". Management believes that this single vendor solution should eliminate the finger pointing that most customers experience when dealing with multiple vendor solutions. This current release of the Tempest (R) DVG offers full analog and T1 connectivity and now supports G.711 Fax and our AMAS (AuthenticationMappingAndSettlement) and Billing solutions.

     The Company has many product enhancements and new products in development. Currently, the Company is testing the Alpha versions of E1/R2 AND E1/PRIMARY RATE ISDN Tempest product to support an aggressive entry into the international market place. There will be field testing of T1 PRI with Caller ID authentication during the next quarter in support of domestic market requirements. At this time the Company will also be testing its H.323 call controller and T38 real time fax, which is now operational and in "Alpha" testing in the Company's labs. The H.323 call controller will facilitate the Company's commitment to "Interoperability" and other emerging industry standards. The H.323 call controller will also be used to support the Company's ability to "voice enable" websites in the explosive call center market. Additionally, the Company is alpha testing the first release of a browser based interface to the AMAS and Billing system. This will allow Tempest DVG users access to their individual billing records at any time, from anywhere in the world. The Company is developing a new two/four port "modem" like DVG model that will "speak" with the existing DVG product line. The Company is currently Alpha testing an Internet Based PBX system between the Florida, Scottsdale and Westlake Village development centers.

     As with any new line of business, there can be no assurance that the DVG, D-Mark Channel Bank, Cyclone and other newly developed communications products will gain widespread market acceptance or be profitable. In addition, there can be no assurance that new hardware products and services developed by others will not render the Company's hardware products and services noncompetitive or obsolete.

RESULTS OF OPERATIONS

   Three Months Ended September 30, 1998 Compared To Three Months Ended September 30, 1997

     NET SALES. Net sales increased by $689,000, or 282%, from $244,000 in the three months ended September 30, 1997 to $933,000 in the three months ended September 30, 1998. The overall increase is due to increasing sales of DVG products and initial telephone service revenue from the Company's FNet subsidiary. Sustainable demand for newly introduced hardware products has yet to be established, in that many customers are continuing to test and evaluate the DVG products. Revenue is recorded when the customer completes testing and evaluation and agrees to purchase the product. The revenue mix for the three months ended September 30, 1998 consisted of 28% telephone and Internet services revenue and 72% hardware product sales.

     GROSS PROFIT. Gross profit increased as a percentage of net sales to 50% for the three months ended September 30, 1998, from a gross profit of 4% of net sales for the corresponding period of 1997. The gross profit percentage increase can be attributed primarily to increased sales of higher margin hardware products and the distribution of fixed overhead costs over a larger sales base.

     OPERATING EXPENSES. Operating expenses increased by $640,000, or 66%, from $970,000 in the three months ended September 30, 1997 to $1,610,000 in the three months ended September 30, 1998. The increase is attributable to building infrastructure for the IP telephony and Internet services and product development costs for the recently introduced hardware products.

    OTHER INCOME (EXPENSE). Interest expense decreased by $5,000, or 29%, from $17,000 in the three months ended September 30, 1997 to $12,000 in the three months ended September 30, 1998, due primarily to a reduction in loans from an officer of the Company. Interest income increased by $60,000, or 100%, from the three months ended September 30, 1997 to the three months ended September 30, 1998, due to interest earned on cash investments. Other income decreased by $14,000, or 82%, from $17,000 in the three months ended September 30, 1997 to $3,000 in the three months ended September 30, 1998, due to various non operating items.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and net working capital totaled $3,433,000 and $3,595,000, respectively, as of September 30, 1998. The primary source of cash was net proceeds generated from equity financings. The Company has relied on sales of new shares and the exercise of warrants and options to fund operations for an extended period of time. The Company received $10,150,000 and $1,000 in equity financing, for the year ended June 30, 1998, and the three months ended September 30, 1998, respectively. Its subsidiary, FNet, raised $398,000 for the year ended June 30, 1998 and $18,000 for the three months ended September 30, 1998. FNet has continued to experience losses, due to the growth nature of the Internet services business and development of the IP Telephony business. In addition to the equity financing described above, the Company's President has deferred portions of his compensation, and has on occasion converted debt to equity in order to preserve the Company's cash.

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

    The Company believes that existing cash and cash equivalents, cash flow from operations and cash raised through private placements will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 13 months. To the extent the Company uses its cash resources for acquisitions, the Company may be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

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

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule

(b)   Reports on From 8-K

      None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchnage Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the udnersigned, thereunto duly authorized.


                                               FRANKLIN TELECOMMUNICATIONS CORP.

                                               By /s/ FRANK W. PETERS
                                                  ------------------------------
                                                      Frank W. Peters
                                                      Chief Executive Officer


                                               By /s/ THOMAS L. RUSSELL
                                                  ------------------------------
                                                      Thomas L. Russell
                                                      Chief Financial Officer

Dated: November 6, 1998

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER          DESCRIPTION
 -------         -----------
  27.1           Financial Data Schedule