Form 10-Q/A
period 1998-09-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 1999-01-20
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                  ------------

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
                                       ========       ========

NOTE 3--CONTINGENCIES

   Legal Proceedings

    On July 28, 1997 the Company was named as a defendant in an action brought by AT&T Corp. ("AT&T") against Connect America, a reseller of "800" number service, its officers and affiliates, and several Internet Service Providers, including the Company. The action was brought in the U.S. District Court for the Central District of California. In general, the complaint alleges that Connect America and its officers fraudulently acquired 800 numbers from AT&T, failed to pay for them, and resold them to the Company and the other Internet Service Providers on a "flat rate" basis, notwithstanding the fact that AT&T's charges for 800 service are typically based on time utilized. The claims against the Company were based on unjust enrichment, on the theory that the Company knew or should have known that flat rate 800 service was unavailable. The Company settled the matter in December 1998.

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


NOTE 6--SUBSEQUENT EVENT

     On October 14, 1998, the Company agreed to cancel employee stock options and grant new stock options at the current market price for all employees. This offer to employees was optional, at their discretion.

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

YEAR 2000 COMPLIANCE

     The "Year 2000" issue concerns the potential exposures related to the possible automatic generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. When the year 2000 begins, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generating erroneous calculations or presenting information in an unusable format.

     The Company is dependent on multiple computer servers and the third-party computer programs running on them to provide data in support of its accounting and engineering functions. Also, FNet's ability to route its traffic in a cost effective manner, to deliver a material portion of its services, to properly obtain payment for such services, and/or to maintain accurate records of its business and operations, could be substantially impaired until such issue is resolved. The Company's plan for year 2000 compliance includes the following phases: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include switching, billing and other platforms and electrical systems) and the systems acquired or to be acquired by the Company from third parties, (ii) assessing and prioritizing any required changes, upgrades, or enhancements, (iii) resolving any problems by repairing or, if appropriate, replacing the non-compliant systems, (iv) testing all remediated systems for Year 2000 compliance, and (v) developing contingency plans that may be employed in the event that any system used by the Company or FNet is unexpectedly affected by a previously unanticipated problem relating to the Year 2000.

     In recognition of the potential year 2000 problem, the Company began a program to replace any of its existing communications, engineering and accounting software that is not year 2000 compliant with new software that is warranted by its vendors as being year 2000 compliant. The software replacement program has been completed, and the cost was not material.

     The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include suppliers and vendors. As part of its determination of year 2000 readiness, the Company has identified material relationships with third party vendors and is in the process of assessing the status of their compliance through the use of informal inquiries and review of hardware and software documentation. The Company expects this process will be complete by the first quarter of 1999 and the cost will not be material.

    The components purchased by the Company in connection with the manufacture of its products are available through numerous independent sources. Due to the broad diversification of these sources, the risk associated with potential business interruptions as a result of year 2000 non-compliance by one or more sources is not considered significant. It is anticipated that the steps the Company has taken and is continuing to take to deal with the year 2000 problem will reduce the risk of significant business interruptions, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company. In particular, FNet may experience problems to the extent that other telecommunications carriers to which the Company sends traffic for termination are not Year 2000 compliant. FNet's ability to determine the capacity of these third parties to address issues relating to the Year 2000 problem is necessarily limited. To the extent that a limited number of carriers experience disruptions in service due to the Year 2000 issue, the Company believes that it will be able to obtain service from alternate carriers. However, the Company's ability to provide certain services to customers in selected geographic locations may be limited. There can be no assurance that such problems will not have a material adverse effect on the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 28, 1997 the Company was named as a defendant in an action brought by AT&T Corp. ("AT&T") against Connect America, a reseller of "800" number service, its officers and affiliates, and several Internet Service Providers, including the Company. The action was brought in the U.S. District Court for the Central District of California. In general, the complaint alleges that Connect America and its officers fraudulently acquired 800 numbers from AT&T, failed to pay for them, and resold them to the Company and the other Internet Service Providers on a "flat rate" basis, notwithstanding the fact that AT&T's charges for 800 service are typically based on time utilized. The claims against the Company were based on unjust enrichment, on the theory that the Company knew or should have known that flat rate 800 service was unavailable. The Company settled the matter in December 1998.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule

(b)   Reports on From 8-K

      None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 1 to Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FRANKLIN TELECOMMUNICATIONS CORP.

                                               By /s/ FRANK W. PETERS
                                                  ------------------------------
                                                      Frank W. Peters
                                                      Chief Executive Officer


                                               By /s/ THOMAS L. RUSSELL
                                                  ------------------------------
                                                      Thomas L. Russell
                                                      Chief Financial Officer

Dated: January 20, 1999

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER          DESCRIPTION
 -------         -----------
  27.1           Financial Data Schedule