Form 10-Q
period 1998-12-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 1999-02-05
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  ------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER PERIOD ENDED DECEMBER 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK          OUTSTANDING AT JANUARY  29, 1999
-----------------------------------          --------------------------------
Common Stock, no par value                              24,699,277

Index

Franklin Telecommunications Corp.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated Balance Sheets  -
        December 31, 1998 (Unaudited) and  June 30, 1998

        Consolidated Statements of Operations (Unaudited) Three months and six months ended December 31, 1998 and 1997

        Consolidated Statements of Cash Flows (Unaudited) Six months ended December 31, 1998 and 1997

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Statements


               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 1998 (UNAUDITED) AND JUNE 30, 1998

                                                                    DECEMBER 31,      JUNE 30,
                                                                   -------------    -----------
                                                                        1998            1998
                                                                   -------------    -----------
                                                                    (UNAUDITED)
                               ASSETS
                               ------
Current assets
  Cash and cash equivalents ..................................     $  2,724,000     $  5,750,000
  Accounts receivable, less allowance for doubtful accounts of
    $53,000 (unaudited) and $8,000, respectively .............          294,000           91,000
  Other receivables ..........................................          138,000          107,000
  Current portion of note receivable .........................          241,000          241,000
  Inventories (Note 2) .......................................          652,000          671,000
  Prepaid expenses ...........................................          163,000          555,000
                                                                   ------------     ------------
    Total current assets .....................................        4,212,000        7,415,000
                                                                   ------------     ------------
Property and equipment
  Machinery and equipment ....................................        1,442,000          184,000
  Furniture and fixtures .....................................          168,000          168,000
  Computers and software .....................................        1,039,000          997,000
                                                                   ------------     ------------
                                                                      2,649,000        1,349,000
  Less accumulated depreciation ..............................          714,000          571,000
                                                                   ------------     ------------
    Total property and equipment .............................        1,935,000          778,000
                                                                   ------------     ------------
Note receivable, net of current portion ......................          277,000          276,000
Other assets .................................................          499,000          423,000
                                                                   ------------     ------------
    Total assets .............................................     $  6,923,000     $  8,892,000
                                                                   ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Current portion of long-term debt (majority due to a related
    party) ...................................................      $   541,000      $   252,000
  Accounts payable ...........................................          442,000          173,000
  Accrued liabilities ........................................        1,192,000        1,027,000
                                                                   ------------     ------------
    Total current liabilities ................................        2,175,000        1,452,000
Long-term debt, (majority due to a related party) net of
  current portion ............................................          115,000          404,000
                                                                   ------------      -----------
    Total liabilities ........................................        2,290,000        1,856,000
                                                                   ------------     ------------
Contingencies (Note 3)
Shareholders' equity
  Preferred stock, no par value 10,000,000 shares authorized,
    Convertible Series C 223 (unaudited) and 548 shares issued
    and outstanding ..........................................        1,976,000        4,856,000
  Common stock, no par value 90,000,000 shares authorized
    21,601,213 (unaudited) and 18,344,178 shares issued and
    outstanding ..............................................       18,503,000       15,571,000

  Common stock committed, no par value 77,336 (unaudited) and
    77,336 shares committed but not yet issued ...............           91,000           91,000
  Accumulated deficit ........................................      (15,937,000)     (13,482,000)
                                                                   ------------     ------------
    Total shareholders' equity ...............................        4,633,000        7,036,000
                                                                   ------------     ------------
    Total liabilities and shareholders' equity ...............     $  6,923,000     $  8,892,000
                                                                   ============     ============



   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  ------------------                     ----------------
                                                     DECEMBER 31,                           DECEMBER 31,
                                                     ------------                           ------------
                                                1998               1997                1998            1997
                                                ----               ----                ----            ----
                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
Sales

    Product ..........................       $   953,000        $   161,000        $ 1,625,000        $   237,000
    Internet services ................           287,000            123,000            548,000            291,000
                                             -----------        -----------        -----------        -----------
        Total sales ..................         1,240,000            284,000          2,173,000            528,000
                                             -----------        -----------        -----------        -----------
Cost of sales
    Product ..........................           509,000             44,000            787,000            141,000
    Internet services ................           306,000            119,000            491,000            256,000
                                             -----------        -----------        -----------        -----------
        Total cost of sales ..........           815,000            163,000          1,278,000            397,000
                                             -----------        -----------        -----------        -----------
Gross profit .........................           425,000            121,000            895,000            131,000
                                             -----------        -----------        -----------        -----------
Operating expenses
    Research and development expenses            448,000            385,000            866,000            506,000
    Selling, general, and
      administrative Expenses ........         1,361,000            639,000          2,553,000          1,488,000
                                             -----------        -----------        -----------        -----------
        Total operating expenses .....         1,809,000          1,024,000          3,419,000          1,994,000
                                             -----------        -----------        -----------        -----------
Loss from operations .................        (1,384,000)          (903,000)        (2,524,000)        (1,863,000)
                                             -----------        -----------        -----------        -----------
Other income (expense)
    Interest income ..................            31,000             66,000             91,000             66,000
    Interest expense .................           (13,000)           (14,000)           (25,000)           (31,000)
    Other income .....................             1,000            (17,000)             4,000                 --
                                             -----------        -----------        -----------        -----------
        Total other income ...........            19,000             35,000             70,000             35,000
                                             -----------        -----------        -----------        -----------
Loss before provision for income taxes
  and minority interest ..............        (1,365,000)          (868,000)        (2,454,000)        (1,828,000)
Provision for income taxes ...........              --                 --                1,000               --
                                             -----------        -----------        -----------        -----------
Loss before minority interest ........       $(1,365,000)       $  (868,000)       $(2,455,000)       $(1,828,000)
Minority interest in subsidiary ......            75,000               --                 --                 --
                                             -----------        -----------        -----------        -----------
        Net loss .....................       $(1,290,000)       $  (868,000)       $(2,455,000)       $(1,828,000)
                                             ===========        ===========        ===========        ===========
Basic net loss per common share ......       $      (.06)       $      (.06)       $      (.13)       $      (.13)
                                             ===========        ===========        ===========        ===========
Diluted net loss per common share ....       $      (.06)       $      (.06)       $      (.13)       $      (.13)
                                             ===========        ===========        ===========        ===========
Weighted average common shares
  Outstanding used to compute basic ..        20,872,059         15,383,037         19,875,641         14,449,384
  loss per common share                      ===========        ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                       DECEMBER 31,
                                              -----------------------------
                                                  1998             1997
                                              ------------     ------------
                                               (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................     $(2,455,000)     $(1,828,000)
Adjustments  to reconcile net loss to net
  cash Used in operating activities
    Depreciation and amortization .......         181,000          136,000
    Provision for loss on obsolete
      inventory .........................         100,000               --
    Provision for loss on doubtful
      accounts ..........................          46,000           10,000
    Stock issued for services rendered ..          33,000               --
(Increase) decrease in
    Accounts receivable .................        (249,000)         (79,000)
    Other receivables ...................          24,000               --
    Inventories .........................         (81,000)        (207,000)
    Prepaid expenses ....................        (108,000)         (11,000)
Increase in
    Accounts payable ....................         269,000           62,000
    Accrued liabilities .................         126,000            5,000
                                              -----------      -----------
Net cash used in operating Activities ...      (2,114,000)      (1,912,000)
                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment .....        (822,000)        (201,000)
Issuance of notes receivable ............          (1,000)          (4,000)
Other assets ............................        (108,000)        (171,000)
                                              -----------      -----------
Net cash used in investing activities ...        (931,000)        (376,000)
                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on other liabilities ...........             --            (1,000)
Proceeds from sale of Company stock .....           1,000        7,960,000
Proceeds from sale of minority stock in
  Consolidated subsidiary ...............          18,000          284,000
Payments on capital lease obligation ....              --          (89,000)
                                              -----------      -----------
Net cash provided by financing activities          19,000        8,154,000
                                              -----------      -----------
Net increase (decrease) in cash .........      (3,026,000)       5,866,000
Cash and cash equivalents, beginning of
  the period ............................       5,750,000        1,464,000
                                              -----------      -----------
Cash and cash equivalents, end of the
  period ................................     $ 2,724,000      $ 7,330,000
                                              ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                 1998              1997
                                              -----------      -----------
                                              (unaudited)      (unaudited)

Interest paid                                 $       --       $       --
                                              ==========       ==========
Income taxes paid                             $       --       $    2,000
                                              ==========       ==========


   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED) (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES.

During the six months ended December 31, 1998, the Company completed the following:

o Equipment valued at $500,000 that was prepaid at June 30, 1998 was delivered to the Company.

o The Company issued 3,151,740 shares of common stock upon the conversion of 325 shares of its Series C preferred stock.

o The Company sold equipment with a net book value of $16,000 and the trade name "Malibu Internet Services" to an individual in exchange for a note receivable of $55,000.











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

  Basis of Presentation

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three months and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Loss Per Common Share

    For the three month and six month periods ended December 31, 1998 and 1997, the Company adopted SFAS No. 128 "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This statement is not applicable to the Company.

    In June 1998, The FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and is effective for fiscal years beginning after June 15, 1999. Management believes that SFAS No. 133 will not have an effect on the Company's financial statements.

    SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held by a Mortgage Banking Enterprise," was issued in October 1998. This statement is not applicable to the Company.

NOTE 2--INVENTORIES

    Inventories consisted of the following:

                         DECEMBER 31,       JUNE 30,
                         ------------       --------
                             1998             1998
                             ----             ----
                         (UNAUDITED)
    Raw materials...        $171,000       $260,000
    Work in process.         179,000        164,000
    Finished goods..         302,000        247,000
                            --------       --------
        Total.......        $652,000       $671,000
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

NOTE 4--RECENT SALE OF EQUITY SECURITIES

   During the three months ended December 31, 1998, the Company issued 1,804,218 shares of common stock upon the conversion of 167 shares of Series C Convertible Preferred Stock. The Company did not receive any proceeds from this conversion.

   During the three months ended December 31, 1998, the Company sold and issued 570,000 restricted shares to the Company's Chief Executive Officer, at $.35 per share. The issued shares are subject to a one year holding period.

   During the three months ended December 31, 1998, the Company issued 92,795 restricted shares, in lieu of salaries for employees, at $.35 per share. The issued shares are subject to a one year holding period.


NOTE 5 - NOTES PAYABLE TO OFFICER

     Effective December 31, 1998, the Company's Chief Executive Officer agreed to consolidate all notes payable and accrued interest owed to the CEO by the Company into one single note. Changes to the note include no interest charges from January 1, 1999, onward, removal of all security interest in the Company's assets and elimination of previous stock conversion features.

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

    The Company has re-focused its business over the past two years from manufacturing primarily LAN and WAN products to providing telecommunications and Internet products and services. Beginning in the year ended June 30, 1998 and continuing in the three months and six months ended December 31, 1998, the Company has begun to generate revenues from these new business lines. Sales had been declining for the Company's existing hardware products during the previous years, while the newly developed hardware products and Internet services were not yet ready for market. Demand for the Company's new products, including the Data Voice Gateway and D-Mark Channel Bank hardware product lines are now coming into fruition.

    FNet is in the nature of a new business venture; accordingly, it can be expected that its future operating results will be subject to many of the risks inherent in establishing a new business enterprise. There can be no assurance, therefore, that FNet will be able to achieve or sustain profitability in future periods or that the Company's investment of resources into it will be repaid. FNet is now beginning to produce revenues from its international next generation IP Telephony network.

    The Company's D-Mark Channel Bank terminates a digital T1 telephone line from the local telephone company and channelizes it into 24 analog data/voice lines for either modems, faxes, or telephones. With the declining cost of T1 digital lines, the Company believes that the D-Mark Channel Bank provides an effective, cost saving solution for companies using 10 or more phones or modems. The Data Voice Gateway, or DVG, is a further evolution of the D-Mark, which adds the capability of transmitting voice and fax traffic over the Internet and Frame relay circuits. The Company has several other products under various stages of development, which have at their roots DVG technology. Many of these products will be introduced over the coming year.

    As with any new line of business, there can be no assurance that the Data Voice Gateway and D-Mark Channel Bank and other newly developed communications products will sustain widespread market acceptance or be profitable. In addition, there can be no assurance that new hardware products and services developed by others will not render the Company's hardware products and services noncompetitive or obsolete.

RESULTS OF OPERATIONS

  Three Months Ended December 31, 1998 Compared To Three Months Ended December 31, 1997

     Net Sales. Net sales increased by $956,000, or 337%, from $284,000 in the three months ended December 31, 1997 to $1,240,000 in the three months ended December 31, 1998. The increase is due both to increased DVG hardware systems sales and increasing telephone revenue from the Company's subsidiary FNet. The revenue mix for the three months ended December 31, 1998 consisted of 23% Telephone and Internet services revenue and 77% hardware product sales.

    Gross Profit. Gross profit decreased as a percentage of net sales to 34% for the three months ended December 31, 1998, from a gross profit of 43% of net sales for the corresponding period of 1997. The gross profit percentage decrease can be attributed to increased infrastructure costs for the Company's subsidiary FNet. FNet has been building out facilities and capacity in anticipation of future services revenue. Hardware margins remain high, reaching 47% for the three months ended December 31, 1998.

    Operating Expenses. Operating expenses increased by $785,000, or 77%, from $1,024,000 in the three months ended December 31, 1997 to $1,809,000 in the three months ended December 31, 1998. The increase is attributable to increased product development costs for hardware products under development, costs in developing the Internet and telephony services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure.

    Other Income (Expense). Interest income decreased by $35,000 , or 53%, from $66,000 in the three months ended December 31, 1997 to $31,000 in the three months ended December 31, 1998, due to reduced cash balances available to earn interest. Interest expense decreased by $1,000, or 7%, from $14,000 in the three months ended December 31, 1997 to $13,000 in the three months ended December 31, 1998, due primarily to a reduction in loans from an officer of the Company. Other income (expense) changed by $18,000, from an expense of $17,000 in the three months ended December 31, 1997 to income of $1,000 in the three months ended December 31, 1998, due to various non operating items.

  Six Months Ended December 31, 1998 Compared To Six Months Ended December 31, 1997

    Net Sales. Net sales increased by $1,645,000, or 312%, from $528,000 in the six months ended December 31, 1997 to $2,173,000 in the six months ended December 31, 1998. The increase is due both to increased DVG hardware systems sales and increasing telephone revenue from the Company's subsidiary FNet. The revenue mix for the six months ended December 31, 1998 consisted of 25% Telephone and Internet services revenue and 75% hardware product sales.

    Gross Profit. Gross profit increased as a percentage of net sales to 41% for the six months ended December 31, 1998, from a gross profit of 25% of net sales for the corresponding period of 1997. The gross profit percentage increase can be attributed to increased sales of higher margin hardware products. Telephone and Internet services produced a relatively low margin during the same period due to increased infrastructure costs for the Company's subsidiary FNet. FNet has been building out facilities and capacity in anticipation of future services revenue.

    Operating Expenses. Operating expenses increased by $1,425,000, or 71%, from $1,994,000 in the six months ended December 31, 1997 to $3,419,000 in the six months ended December 31, 1998. The increase is attributable to increased product development costs for hardware products under development, costs in developing the Internet and telephony services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure.

    Other Income (Expense). Interest income increased by $25,000, or 38%, from $66,000 in the six months ended December 31, 1997 to $91,000 in the six months ended December 31, 1998, due to increased cash balances available to earn interest over a longer period. Interest expense decreased by $1,000, or 7%, from $14,000 in the three months ended December 31, 1997 to $13,000 in the three months ended December 31, 1998, due primarily to a reduction in loans from an officer of the Company. Other income increased by 100%, from $-0- in the six months ended December 31, 1997 to $4,000 in the six months ended December 31, 1998, due to various non operating items.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and net working capital totaled $2,724,000 and $2,037,000, respectively, as of December 31, 1998. The primary source of cash was net proceeds generated from equity financings. The Company has relied on sales of new shares and the exercise of warrants and options to fund operations for an extended period of time. The Company received $10,150,000 and $201,000 in equity financing, for the year ended June 30, 1998, and the six months ended December 31, 1998, respectively. Its subsidiary, FNet, raised $398,000 for the year ended June 30, 1998 and $18,000 for the six months ended December 31, 1998. FNet has continued to experience losses, due to the growth nature of the Internet services business and development of the IP Telephony business. In addition to the equity financing described above, the Company's President has deferred portions of his compensation, and has on occasion converted debt to equity in order to preserve the Company's cash.

    The Company anticipates that its primary uses of working capital in future periods will be for increases in product development, expansion of its marketing plan, development of new branch offices and funding of increases in accounts receivable.

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

                                        FRANKLIN TELECOMMUNICATIONS CORP.


                                        By: /s/ FRANK W. PETERS
                                           -------------------------------------
                                                Frank W. Peters
                                                Chief Executive Officer

                                        By: /s/ THOMAS L. RUSSELL
                                           -------------------------------------
                                                Thomas L. Russell
                                                Chief Financial Officer


Dated: February 5, 1999

EXHIBIT INDEX

Exhibit No.                      Description
-----------                      -----------
27.1                             Financial Data Schedule