Form 10-Q
period 1999-03-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 1999-04-29
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  ------------

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-11616

                        FRANKLIN TELECOMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                                 ---------------

               California                             95-3733534
     State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


             733 Lakefield Road, Westlake Village, California 91361
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (805) 373-8688

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK              OUTSTANDING AT APRIL 26, 1999
-----------------------------------              -----------------------------
Common Stock, no par value                                   25,423,017

Index

Franklin Telecommunications Corp.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets  -

         March 31, 1999 (Unaudited) and June 30, 1998

         Consolidated Statements of Operations (Unaudited) Three months and nine months ended March 31, 1999 and 1998

         Consolidated Statements of Cash Flows (Unaudited) Nine months ended March 31, 1999 and 1998

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               AS OF MARCH 31, 1999 (UNAUDITED) AND JUNE 30, 1998

                                                                                        MARCH 31,          JUNE 30,
                                                                                          1999               1998
                                                                                      ------------       ------------
                                                                                       (UNAUDITED)
                                     ASSETS

Current assets
  Cash and cash equivalents ....................................................      $  4,824,000       $  5,750,000
  Accounts receivable, less allowance for doubtful accounts of $11,000
    (unaudited) and $8,000, respectively .......................................           205,000             91,000
  Other receivables ............................................................            42,000            107,000
    Current portion of note receivable .........................................            95,000            241,000
  Inventories (Note 2) .........................................................         2,250,000            671,000
  Prepaid expenses .............................................................           210,000            555,000
                                                                                      ------------       ------------
    Total current assets .......................................................         7,626,000          7,415,000
                                                                                      ------------       ------------
Property and equipment
  Machinery and equipment ......................................................         1,677,000            184,000
  Furniture and fixtures .......................................................           161,000            168,000
  Computers and software .......................................................           956,000            997,000
                                                                                      ------------       ------------
                                                                                         2,794,000          1,349,000
  Less accumulated depreciation ................................................           690,000            571,000
                                                                                      ------------       ------------
    Total property and equipment ...............................................         2,104,000            778,000
                                                                                      ------------       ------------
Note receivable, net of current portion ........................................           310,000            276,000
Other assets ...................................................................           557,000            423,000
                                                                                      ------------       ------------
    Total assets ...............................................................      $ 10,597,000       $  8,892,000
                                                                                      ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt (majority due to a related party) ..........      $    762,000       $    252,000
  Accounts payable .............................................................         1,859,000            173,000
  Accrued liabilities (Note 3) .................................................         2,392,000          1,027,000
                                                                                      ------------       ------------
    Total current liabilities ..................................................         5,013,000          1,452,000
Long-term debt, (majority due to a related party) net of  current portion ......            23,000            404,000
                                                                                      ------------       ------------
    Total liabilities ..........................................................         5,036,000          1,856,000
                                                                                      ------------       ------------
Contingencies (Note 4)
Shareholders' equity
  Preferred stock, no par value 10,000,000 shares authorized, Convertible
Series C -0- (unaudited) and 548 shares issued and outstanding .................               -0-          4,856,000

  Common stock, no par value 90,000,000 shares authorized 24,789,017
        (unaudited) and 18,344,178 shares issued and outstanding ...............        21,109,000         15,571,000
  Common stock committed, no par value 10,000 (unaudited) and 77,336 shares
    committed but not yet issued ...............................................             6,000             91,000
  Accumulated deficit ..........................................................       (15,554,000)       (13,482,000)
                                                                                      ------------       ------------
    Total shareholders' equity .................................................         5,561,000          7,036,000
                                                                                      ------------       ------------
    Total liabilities and shareholders' equity .................................      $ 10,597,000       $  8,892,000
                                                                                      ============       ============

   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                       MARCH 31, 1999 AND 1998 (UNAUDITED)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   MARCH 31,                             MARCH 31,
                                                        -------------------------------       -------------------------------
                                                            1999               1998               1999               1998
                                                        ------------       ------------       ------------       ------------
                                                         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Sales
     Product .....................................      $  3,762,000       $    166,000       $  5,387,000       $    403,000
     Telephone and Internet services .............           508,000            159,000          1,056,000            450,000
                                                        ------------       ------------       ------------       ------------
          Total sales ............................         4,270,000            325,000          6,443,000            853,000
                                                        ------------       ------------       ------------       ------------
Cost of sales
     Product .....................................         1,855,000            113,000          2,642,000            254,000
     Telephone and Internet services .............           305,000             65,000            796,000            321,000
                                                        ------------       ------------       ------------       ------------
          Total cost of sales ....................         2,160,000            178,000          3,438,000            575,000
                                                        ------------       ------------       ------------       ------------
Gross profit .....................................         2,110,000            147,000          3,005,000            278,000
                                                        ------------       ------------       ------------       ------------
Operating expenses
     Research and development expenses ...........           492,000            511,000          1,358,000          1,017,000
     Selling, general, and administrative
        Expenses .................................         1,244,000          1,210,000          3,797,000          2,698,000
                                                        ------------       ------------       ------------       ------------
          Total operating expenses ...............         1,736,000          1,721,000          5,155,000          3,715,000
                                                        ------------       ------------       ------------       ------------
Income (loss) from operations ....................           374,000         (1,574,000)        (2,150,000)        (3,437,000)
                                                        ------------       ------------       ------------       ------------
Other income (expense)
     Interest income .............................            35,000            101,000            126,000            167,000
     Interest expense ............................            (1,000)           (10,000)           (26,000)           (41,000)
     Other income ................................           (26,000)            71,000            (22,000)            71,000
                                                        ------------       ------------       ------------       ------------
          Total other income .....................             8,000            162,000             78,000            197,000
                                                        ------------       ------------       ------------       ------------
Income (loss) before provision
for income taxes .................................           382,000         (1,412,000)        (2,072,000)        (3,240,000)
Provision for income taxes .......................                --                 --                 --                 --
                                                        ------------       ------------       ------------       ------------
Net income (loss) ................................      $    382,000       $ (1,412,000)      $ (2,072,000)      $ (3,240,000)
                                                        ============       ============       ============       ============
Basic net income (loss) per common share .........      $        .02       $       (.09)      $       (.10)      $       (.22)
                                                        ============       ============       ============       ============
Diluted net income (loss) per common share .......      $        .01       $       (.09)      $       (.10)      $       (.22)
                                                        ============       ============       ============       ============
Weighted average common shares
   outstanding used to compute basic
    net income (loss) per common share ...........        24,104,627         16,334,147         21,264,724         15,097,788
                                                        ============       ============       ============       ============

Weighted average common shares
   outstanding used to compute diluted
    net income (loss) per common share ...........        25,858,081         16,334,147         21,264,724         15,097,788
                                                        ============       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ------------------------------
                                                                     1999               1998
                                                                  -----------       ------------
                                                                  (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...................................................      $(2,072,000)      $ (3,240,000)
Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization .........................          305,000            186,000
     Provision for loss on obsolete inventory ..............          147,000                 --
     Provision for loss on doubtful accounts ...............            3,000             12,000
     Stock issued for services rendered ....................           50,000                 --
     Gain from retirement of capital lease liability .......               --            (71,000)
(Increase) decrease in
     Accounts receivable ...................................         (118,000)           (54,000)
     Other receivables .....................................           25,000                 --
     Inventories ...........................................       (1,726,000)          (254,000)
     Prepaid expenses ......................................         (155,000)             3,000
Increase in
     Accounts payable ......................................        1,686,000            178,000
     Accrued liabilities ...................................        1,455,000             67,000
                                                                  -----------       ------------
Net cash used in operating activities ......................         (400,000)        (3,173,000)
                                                                  -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment ........................       (1,102,000)          (291,000)
Repayment of notes receivable ..............................          207,000              5,000
Other assets ...............................................         (179,000)          (273,000)
                                                                  -----------       ------------
Net cash used in investing activities ......................       (1,074,000)          (559,000)
                                                                  -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on other liabilities ..............................               --             (1,000)
Proceeds from sale of Company stock ........................          493,000         10,055,000
Proceeds from sale of minority stock in
   consolidated subsidiary .................................           55,000            373,000
Payments on capital lease obligation .......................               --           (290,000)
                                                                  -----------       ------------
Net cash provided by financing activities ..................          548,000         10,137,000
                                                                  -----------       ------------
Net increase (decrease) in cash ............................         (926,000)         6,405,000
Cash and cash equivalents, beginning of the period .........        5,750,000          1,464,000
                                                                  -----------       ------------
Cash and cash equivalents, end of the period ...............      $ 4,824,000       $  7,869,000
                                                                  ===========       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                      1999                 1998
                                                   -----------          -----------
                                                   (unaudited)          (unaudited)
Interest paid                                         $ --                $   --
                                                      ====                ======
Income taxes paid                                     $ --                $2,000
                                                      ====                ======

   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED) (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES.

During the nine months ended March 31, 1999, the Company completed the following:

- Equipment valued at $500,000 that was prepaid at June 30, 1998 was delivered to the Company.

- The Company issued 5,543,468 shares of common stock upon the conversion of 548 shares of its Series C preferred stock.

- The Company sold equipment with a net book value of $16,000 and the trade name "Malibu Internet Services" to an individual in exchange for a note receivable of $55,000.

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

   Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   Earnings (Loss) Per Common Share

     For the three and nine month periods ended March 31, 1999 and 1998, the Company adopted SFAS No. 128 "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended March 31, 1999 and the three and nine months ended March 31, 1998, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

Earnings Per Share for the three months ended March 31, 1999 is as follows:

                                    For the Three months Ended March 31, 1999
                                   --------------------------------------------
                                     Income           Shares         Per Share
                                   (Numerator)     (Denominator)       Amount
                                   -----------     -------------     ----------
BASIC EPS
Income available to common
   shareholders                      $382,000        24,104,627        $0.02
                                                                       =====
EFFECT OF DILUTIVE SECURITIES
         Options                                      1,753,454
                                     --------        ----------
DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                       $382,000        25,858,081        $0.01
                                     ========        ==========        =====

   Income Taxes

     The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

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

NOTE 2--INVENTORIES

     Inventories consisted of the following:

                                                           MARCH 31,    JUNE 30,
                                                             1999         1998
                                                          ----------    --------
                                                          (UNAUDITED)
Raw materials ........................................    $1,746,000    $260,000
Work in process ......................................       279,000     164,000
Finished goods .......................................       225,000     247,000
                                                          ----------    --------
     Total ...........................................    $2,250,000    $671,000
                                                          ==========    ========

NOTE 3--ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                                       MARCH 31,    JUNE 30,
                                                                         1999          1998
                                                                      ----------    ----------
                                                                      (UNAUDITED)
Salaries and related expense .....................................    $  621,000    $  421,000
Deferred revenue .................................................     1,015,000            --
Accrued offering costs ...........................................       118,000       153,000
Accrued interest payable, primarily to a related party ...........        27,000       130,000
Accrued sales tax ................................................       374,000        29,000
Other accrued liabilities ........................................       237,000       294,000
                                                                      ----------    ----------
          Total ..................................................    $2,392,000    $1,027,000
                                                                      ==========    ==========

NOTE 4--CONTINGENCIES

   Legal Proceedings

     On April 5, 1999, the Company's subsidiary FNet Corp. ("FNet") filed a lawsuit to rescind an employment contract and to seek damages from a former terminated employee. The employee subsequently filed a claim with the Texas Work Force Commission, requesting full compensation under the employment contract. FNet plans to vigorously contest the action. There can be no assurance that FNet will be successful in its lawsuit, or defense of the action brought by the former employee. An adverse outcome would not have a material adverse effect on the Company's financial condition.

NOTE 5--RECENT SALE OF EQUITY SECURITIES

     During the three months ended March 31, 1999, the Company issued 2,391,728 shares of common stock upon the conversion of 223 shares of Series C Convertible Preferred Stock. The Company did not receive any proceeds from this conversion.

     During the three months ended March 31, 1999, the Company sold and issued 212,000 restricted shares to existing shareholders, at $.50 per share. These shares were issued under Section 4(2) of the Securities Act.

     During the three months ended March 31, 1999, the Company issued 147,051 shares from the exercise of employee options, at $.44 to $.70 per share.

     During the three months ended March 31, 1999, the Company issued 22,667 restricted shares, in lieu of salaries for an employee, at $.75 per share.

     During the three months ended March 31, 1999, the Company issued 401,022 shares from the exercise of warrants, at $.79 to $1.25 per share.

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

     The Company has re-focused its business over the past two years from manufacturing primarily LAN and WAN products to providing telecommunications and Internet products and services. Beginning in the year ended June 30, 1998 and continuing in the three months and nine months ended March 31, 1999, the Company has begun to generate revenues from these new business lines. Sales had been declining for the Company's existing hardware products during the previous years, while the newly developed hardware products and Internet services were not yet ready for market. Demand for the Company's new products, including the Data Voice Gateway product lines are now coming into fruition.

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

     The Data Voice Gateway, or DVG, has the capability of transmitting voice, video, data and fax traffic over the Internet and private Intranets. The DVG supports all of the major standards protocols and utilizes Internet Protocol packet technology. The Company has several other products under various stages of development, including the Internet PBX and Voice enabled web sites, which have at their roots DVG technology. Many of these products are scheduled to become available over the coming year.

     The Company has introduced an Internet PBX system. This client server solution is essentially a small 8-24 port, LAN based line interface unit that can be geographically dispersed to create large, seamless call handling plans for virtual office applications. Using both traditional circuit switched technology and the Company's own VoIP technology, the product combines the features of a small business telephone system, a router, firewall and T1 channel bank.

      The Company is also bundling this product with a library of Software Development Kits (SDK's) and Application Programming Interfaces (API's) and sample application code to encourage independent software development in the area of Unified Messaging, Screen POP's and other popular call center oriented solutions. The Company believes that, though these products are early in their field trials, they will ultimately become a key part of the Company's core revenue programs. The Company believes that call center market, driven by the growing demand for E-commerce solutions and integrated customer management technologies, will become a significant market segment for the Company's VoIP technology.

     For this reason the Company has developed a technology that enables anyone to add a "push to talk" button to their website. The Company calls it "Choose to Schmooze". The Company believes there are a number of applications for this technology.

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

RESULTS OF OPERATIONS

   Three Months Ended March 31, 1999 Compared To Three Months Ended March 31,
   1998

     Net Sales. Net sales increased by $3,945,000, or 1,214%, from $325,000 in the three months ended March 31, 1998 to $4,270,000 in the three months ended March 31, 1999. The increase is due to both increased DVG hardware systems sales and increasing telephone revenue from the Company's subsidiary FNet. The revenue mix for the three months ended March 31, 1999 consisted of 12% Telephone and Internet services revenue and 88% hardware product sales.

     Gross Profit. Gross profit increased as a percentage of net sales to 49% for the three months ended March 31, 1999, from a gross profit of 45% of net sales for the corresponding period of 1998. The gross profit percentage increase can be attributed to an increased percentage of higher margin hardware sales.

     Operating Expenses. Operating expenses increased by $15,000, or 1%, from $1,721,000 in the three months ended March 31, 1998 to $1,736,000 in the three months ended March 31, 1999. The relatively minor increase is attributable to increased general and administrative expenses.

     Other Income (Expense). Interest income decreased by $66,000, or 65%, from $101,000 in the three months ended March 31, 1998 to $35,000 in the three months ended March 31, 1999, due to reduced cash balances available to earn interest. Interest expense decreased by $9,000, or 90%, from $10,000 in the three months ended March 31, 1998 to $1,000 in the three months ended March 31, 1999, due primarily to a restructuring of loans from an officer of the Company to eliminate the interest features. Other income (expense) changed by $97,000, from an income of $71,000 in the three months ended March 31, 1998 to expense of $26,000 in the three months ended March 31, 1999, due to various non operating items.

   Nine Months Ended March 31, 1999 Compared To Nine Months Ended March 31, 1998

     Net Sales. Net sales increased by $5,590,000, or 655%, from $853,000 in the nine months ended March 31, 1998 to $6,443,000 in the nine months ended March 31, 1999. The increase is due both to increased DVG hardware systems sales and increasing telephone revenue from the Company's subsidiary FNet. The revenue mix for the nine months ended March 31, 1999 consisted of 16% Telephone and Internet services revenue and 84% hardware product sales.

     Gross Profit. Gross profit increased as a percentage of net sales to 47% for the nine months ended March 31, 1999, from a gross profit of 33% of net sales for the corresponding period of 1998. The gross profit percentage increase can be attributed to increased sales of higher margin hardware products.

     Operating Expenses. Operating expenses increased by $1,440,000, or 39%, from $3,715,000 in the nine months ended March 31, 1998 to $5,155,000 in the nine months ended March 31, 1999. The increase is attributable to increased product development costs for hardware products under development, costs in developing the Internet and telephony services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure.

     Other Income (Expense). Interest income decreased by $41,000, or 25%, from $167,000 in the nine months ended March 31, 1998 to $126,000 in the nine months ended March 31, 1999, due to reduced cash balances available to earn interest. Interest expense decreased by $15,000, or 37%, from $41,000 in the nine months ended March 31, 1998 to $26,000 in the nine months ended March 31, 1999, due primarily to a restructuring of loans from an officer of the Company to eliminate the interest features. Other income decrease by $93,000 to become an expense of $22,000 in the nine months ended March 31, 1999, from income of $71,000 in the nine months ended March 31, 1998, resulting from various non operating items.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and net working capital totaled $4,824,000 and $2,613,000, respectively, as of March 31, 1999. The primary source of cash has been net proceeds generated from equity financings. The Company has relied on sales of new shares and the exercise of warrants and options to fund operations for an extended period of time. The Company received $10,150,000 and $493,000 in equity financing, for the year ended June 30, 1998, and the nine months ended March 31, 1999, respectively. Its subsidiary, FNet, raised $398,000 for the year ended June 30, 1998 and $55,000 for the nine months ended March 31, 1999. FNet has continued to experience losses, due to the growth nature of the Internet services business and development of the IP Telephony business. In addition to the equity financing described above, the Company's President has deferred portions of his compensation, and has on occasion converted debt to equity in order to preserve the Company's cash.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 5, 1999, the Company's subsidiary FNet Corp. ("FNet") filed a lawsuit to rescind an employment contract and to seek damages from a former terminated employee. The employee subsequently filed a claim with the Texas Work Force Commission, requesting full compensation under the employment contract. FNet plans to vigorously contest the action. There can be no assurance that FNet will be successful in its lawsuit, or defense of the action brought by the former employee. An adverse outcome would not have a material adverse effect on the Company's financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

(b)  Reports on From 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRANKLIN TELECOMMUNICATIONS CORP.

                                          By /s/ FRANK W. PETERS
                                             -----------------------------------
                                                 Frank W. Peters
                                                 Chief Executive Officer

                                          By /s/ THOMAS L. RUSSELL
                                             -----------------------------------
                                                 Thomas L. Russell
                                                 Chief Financial Officer

Dated: April 29, 1999

EXHIBIT INDEX

Exhibit No.                      Description
-----------                      -----------
27.1                             Financial Data Schedule