Form 10-K405
period 1999-06-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 1999-09-15
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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
       Registrant's Telephone Number, Including Area Code: (805) 373-8688

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                            Name of each exchange
    -------------------                            ---------------------
       Common stock,                               American Stock Exchange
     without par value

        Securities registered pursuant to Section 12(g) of the Act: None

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           --

The aggregate market value of the voting stock held by non-affiliates of the registrant at September 13, 1999 was $78,391,304 based on the closing sale price on such date of $3.69.

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK      OUTSTANDING AT SEPTEMBER 13, 1999
-----------------------------------      ---------------------------------
Common Stock, no par value                         26,959,149

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

Part IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Part I.
Item 1. Business

OVERVIEW

Franklin Telecommunications Corp. ("Company") designs, builds and sells Internet Telephony equipment, also called Voice Over Internet Protocol equipment ("VOIP") and other high speed communications products and subsystems. Our products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through our majority-owned subsidiary, FNet Corp. ("FNet"), we provide traditional switched network and Internet Protocol telephony services, and Internet access to businesses and individuals. FNet has had limited operations to date. The Company's customers are located predominantly in the United States, Canada, South America, Asia and parts of Europe in a wide range of industries including financial services, government, telephone services and manufacturing.

The Company offers a suite of Internet Telephony solutions that enable business communications over the Internet. From the small office home office (SOHO) to the branch office and HQ operations of medium to large scale corporate America, the Company offers a cost-effective call handling solution. From the enterprise to the carrier market, the Company can deal with "convergence" managing the connectivity and integration of voice, data, fax and video. Where ever possible, the Company offers a turnkey solution that can be "owned" by its customers. When equipment sales are not in the best interest of a particular customer's business communications solution, the Company plans to provide that solution as a "service" that can be leased. The Company is a leading edge supplier of Internet Telephony solutions as a result of its flexibility in providing business communication solutions as equipment or services on a global basis. The Company's products and services enable connectivity and e-commerce.

The Company is both an equipment supplier and a service provider, offering turn-key business communications solutions to both the carrier and enterprise segments of the Internet Telephony market. The Company produces gateways, gatekeepers and edge servers that provide advanced packet switching solutions that significantly reduce the infrastructure costs associated with communications networks. The Company's products are designed, developed and manufactured by the Company.

In addition to manufactured solutions, the Company maintains a Network Operations Center that provides both "on -net" and "off-net" connectivity for the Company's equipment customers. The Network Operations Center interconnects the Company's customers on a global basis. The Network Operations Center includes Internet access facilities and a Harris Class 4 circuit switch. The center interconnects with over eleven International Record Carriers and is capable of completing a voice call to any phone in the world. The Company's equipment customer is offered the opportunity to access the Harris facilities and to interconnect with each other, using the Company to enable "settlement" between the networks. This interconnection can be either "free" through the Internet, or delivered through private leased lines.

In addition to the Company's circuit switched capabilities at its headquarters facility in Westlake Village, California , the Company provides a combination of satellite and VOIP solutions to enable telephone communications for NATO forces throughout the Bosnia region. Some 23 earth station transponders are connected to "telephone calling booths" linked via satellite to the US where they are interconnected via VOIP circuits to the Harris circuit switch in the Company's headquarters. NATO soldiers, using FNET calling cards, are able to make calls all over the world through FNET facilities.

As a result of the Company's expertise in network operations, the Company is also able to provide additional assistance to its customers by offering design, installation and network management services. The company believes that this strategy of combining network operations and equipment design is a significant product differentiation strategy, uniquely positioning the Company. The Company may consider spinning off its Network Operations capability (i.e. FNET) when sufficient volume and value have been created. Currently, more than 80% of Company customers elect to interconnect with the Network Operations center. Much like the Internet, the Company is growing with each additional gateway sale.

INDUSTRY BACKGROUND--VOIP PRODUCTS

The telecommunications industry has historically followed a path of development based on the belief that voice and data require separate technologies and network resources. Traditional telephone systems were, and are still, built around an architecture that requires a dedicated connection, or circuit, in order for a call to be completed. This technology requires the circuit to remain dedicated between calling parties for the entire duration of a call.

Most data today is transmitted over Internet protocol-based networks. These networks are more efficient because they do not require a dedicated circuit for the entire path of the call. In a network using Internet protocol, the voice, fax, video or data is divided into packets that are simultaneously sent to a final destination where they are reassembled back to their original form. In this type of network, multiple types of information including voice, fax and different forms of data can travel through the network at the same time. The improvements in the technologies used in data networks have led to an increase in use of this type of network to transmit both voice and data. The IP telephony market emerged from these technological advances. Recent developments in IP telephony technology have significantly bridged the voice quality gap between the traditional telephone system, which is commonly referred to as a circuit-switched system, and IP telephony systems.

A phone call transmits signals that direct a series of switches to open a dedicated circuit to a second phone. The dedicated circuit carries the electronic signals through the line. The phones convert the signals back into speech. Unlike the traditional circuit switched phone call, which travels on a dedicated circuit, the electronic signals go to a data voice gateway, which converts them into small packets of compressed digital information. The packets may take different routes to their destination. After traveling through the IP network, the packets are converted back into electronic signals by another data voice gateway and put back on the phone network.

Today a voice call placed over an IP telephony network can sound virtually indistinguishable from the same call made over the traditional telephone system. What distinguishes IP telephony technology, however, is that it allows service providers to simultaneously send voice, fax and data transmissions over their networks and enables them to quickly add and use additional features and services without the need for costly network upgrades. In contrast, changes to the traditional telephone system are costly and difficult. For example, based on estimates from the International Engineering Consortium, we believe the recent integration of such basic services as caller ID and call return services into the traditional telephone system took over a decade and hundreds of millions of dollars to implement in the United States alone.

The added flexibility and cost-effectiveness of IP telephony networks are particularly important in an increasingly deregulated and competitive market environment. Deregulation acts as a catalyst for the rapid deployment of these services by allowing new service providers to quickly enter formerly regulated markets and by forcing existing service providers to rapidly respond to the challenge of competition. According to a 1998 Frost & Sullivan report, the total number of worldwide voice minutes running over Internet protocol-based data networks is expected to grow from 6.3 million in 1997 to 8.8 billion in 2002, representing a compound annual growth rate of 325% for the period. Accordingly, spending on IP telephony equipment is projected to grow from $47.3 million in 1997 to $3.2 billion in 2002, representing a compound annual growth rate of 132%.

We believe a significant market opportunity now exists for the makers of IP telephony systems. We believe that very few of our competitors to date have developed a comprehensive solution that incorporates the functionality that service providers require to provide end-to-end service. Some vendors have developed products that embed the instructions on where to route the IP telephony call in the same equipment that provides the IP telephony technology. This approach limits service providers' flexibility to make modifications to their networks because any modification must be made at several different points throughout the network.

Many vendors only provide limited billing and network management data. This data is gathered and formatted in a simplistic fashion, limiting the ability of service providers to manage sophisticated networks or to bill using any pricing structure they desire. Also, these simplistic billing systems make it difficult to connect service providers' networks to the networks of other service providers.

Some router, switch and IP telephony companies have formed partnerships with billing and network management technology providers in order to provide even the most basic operational support solution to service providers. A router is a device that routes packets over the Internet or other Internet protocol networks. A switch is a device that takes multiple incoming calls and places these calls onto fewer lines. This partnering necessitates integration, which can be technologically difficult, time consuming and expensive.

Many IP telephony vendors require dedicated ports for voice, fax or data. A port is the connection between the traditional telephone system and the IP telephony system. Each port handles a single call. Systems that use dedicated ports are inefficient and more costly because more ports are needed to handle the different types of transmissions anticipated. In addition, many vendors do not have the technical capability to integrate these ports with the traditional telephone system so that the ports can correctly interpret busy signals, dial tones and disconnects. This means that service providers cannot accurately bill for the call. Furthermore, the inability to integrate well with the traditional telephone system makes it more difficult for end-users to gain the benefits of this technology because they have to dial separate phone numbers or use multi-step dialing processes.

INDUSTRY BACKGROUND--TELEPHONE SERVICES

According to the International Telecommunications Union ("ITU"), the global telecommunications services market has grown rapidly, increasing from approximately $377 billion in 1990 to an estimated $700 billion in 1997 for a compound annual growth rate ("CAGR") of 9.2%. By the year 2001, global telecom services revenues are forecasted to exceed $1 trillion with spending on telecommunications services growing at a CAGR of 9.5%.

The international long distance industry segment of the global telecommunications market (consisting of the transmission of voice and data between countries) is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in usage of international telecommunications services. According to the ITU, in 1996 the international long distance telecommunications industry generated approximately $61.3 billion in revenues and 70 billion minutes of use. This is a significant increase from 1987 when international long distance revenues reached approximately $23.9 billion in revenues and 19.1 billion minutes of use. The ITU estimates that by 2000 this market may approach $85.7 billion in revenues and
122.4 billion minutes of use.

The Company believes that growth in international long distance services is being driven by a number of factors including:

- the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector;

- declining prices arising from increased competition generated by privatization and deregulation;

- increased worldwide telephone density (tele-density) and accessibility arising from technological advances and greater investment in telecommunications infrastructure, including the deployment of wireless networks;

-   a wider selection of products and services; and

- the growth in the transmission of data traffic via internal company networks and the Internet.

The Company believes that growth of traffic originated in markets outside the U.S. will be higher than growth in traffic originated within the U.S. due to recent deregulation in many foreign markets, relative economic growth rates and increasing access to telecommunications facilities in emerging markets.

Regulatory and Competitive Environment

Consumer demand and competitive initiatives have acted as catalysts for government deregulation, especially in developed countries. Deregulation accelerated in the U.S. in 1984 with the divestiture by AT&T of the Regional Bell Operating Companies ("RBOCs"). Today, there are more than 500 U.S. long distance companies, most of which are small or medium-sized companies. In order to be successful, these small and medium-sized companies typically offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass of customers to receive volume discounts on international traffic from larger facilities-based carriers such as AT&T, Sprint and MCI WorldCom. In addition, these companies have only a limited ability to invest in international facilities. Emerging multinational carriers have capitalized on this demand for less expensive international transmission facilities. These alternative international carriers are able to take advantage of larger traffic volumes in order to obtain volume discounts on international routes (resale traffic) and/or invest in facilities when the volume of particular routes justifies such investments. As these emerging international carriers have become established, they have also begun to carry overflow traffic from the larger long distance providers that own overseas transmission facilities.

Deregulation in the U.K. began in 1981 when Mercury, a subsidiary of Cable &Wireless plc, was granted a license to operate a facilities-based network and compete with British Telecommunications plc. In 1990, deregulation spread to other European countries with the adoption of the "Directive on Competition in the Markets for Telecommunication Services." A series of subsequent European Union ("EU") directives, reports and actions are expected to result in substantial deregulation of the telecommunications industries in most EU member states by the end of the decade. Further deregulation of the EU telecommunications market will occur in 2000 upon the implementation of the EU's Amending Directive to the Interconnection Directive, which mandates the introduction of equal access and carrier pre-selection by 2000. A similar movement toward deregulation has already taken place in Australia and New Zealand, and is also taking place in Japan, Mexico, Hong Kong and other markets. Other governments have begun to allow competition for value-added and other selected telecommunications services and features, including data and facsimile services and certain restricted voice services.

On February 15, 1997, the United States and 67 other countries signed the WTO Agreement and agreed to open their telecommunications markets to competition and foreign ownership starting in February 1998.

These 68 countries represent approximately 95% of worldwide telecommunications traffic. The Company believes that the WTO Agreement will provide the Company with significant opportunities to compete in international markets and provide end-to-end facilities-based services to and from these countries. The FCC recently released an order that significantly changes U.S. regulation of international services in order to implement the U.S. open market commitments under the WTO Agreement. This order is expected to increase opportunities for foreign carriers to compete in the U.S. communications market, while increasing opportunities for U.S. carriers to enter foreign markets and to develop alternative termination arrangements with non-dominant carriers in other countries.

Competitive Opportunities and Advances in Telecommunications Technology

As a result of deregulation and other competitive pressures in the global telecommunications industry, prices for telecommunications services generally have fallen, releasing pent-up consumer demand and creating the impetus for improved quality and service. New technologies, including fiber optic cable and improvements in digital compression, have played an important role in this process by, among other things, improving the quality and speed of transmission capacity while lowering costs. The growth of the Internet as a communications medium, as well as advances in packet switching technology and Internet telephony, are expected to have an increasing impact on the international telecommunications market.

Advances in technology have created a variety of ways for telecommunications carriers to provide customer access to their networks and services. These include customer-paid local access, international and domestic toll-free access, direct digital access through a dedicated line, equal access through automated routing from the PSTN, call re-origination and Internet telephony. The type of access offered depends on the proximity of switching facilities to the customer, the needs of the customer and the regulatory environment in which the carrier competes. Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as companies seek to operate more efficiently.

As countries deregulate, the demand for alternative access methods typically decreases because carriers are permitted to offer a wider range of facilities-based services on a transparent basis. In a deregulated country such as the United States, carriers can establish switching facilities, own or lease fiber optic cable, enter into operating agreements with foreign carriers and, accordingly, provide direct access service. In countries where deregulation has commenced, but is not yet complete, carriers are permitted to offer facilities-based data and facsimile services, as well as limited voice services, although for the most part they are not yet permitted to offer full voice telephony. In less developed markets, international long distance carriers have used advances in technology to develop innovative alternative access methods, such as call re-origination.

The most common form of alternative international access, traditional call re-origination, avoids the high international rates offered by the incumbent monopoly PTT in a particular regulated country by providing dial tone from a deregulated country, typically the U.S. The call re-origination industry has grown rapidly since its origination in the early 1990s. According to International Insider, revenues from international call re-origination services were more than $1.5 billion in 1996, an 80% increase in revenues for international callback from 1995. To place a call using traditional call re-origination, a user dials a unique phone number to an international carrier's switching center and then hangs up after it rings. The user then receives an automated callback providing dial tone from the U.S., which enables the user to complete the call. Technical innovations, ranging from inexpensive dialers to sophisticated in-country switching platforms, have enabled telecommunications carriers to offer a "transparent" form of call re-origination. The customer dials into the local switch, and then dials the international number in the usual fashion, without the "hang-up" and "callback," and the international call is automatically and rapidly processed. The Company believes that as deregulation occurs and competition increases in various markets around the world, the pricing advantage of traditional call re-origination to most destinations relative to conventional international direct dial service will diminish in those markets.

Developments in the Internet Industry

Use of the Internet has grown rapidly since its initial commercialization in the early 1990's. However, determining the precise number of Internet users is extremely difficult because (i) the Internet does not have a single point of control from which statistics may be recorded; (ii) computers are connected and disconnected from the Internet on a continual basis; and (iii) a large number of users may access the Internet through a single network. According to the estimates of the ITU, there were approximately 60 million Internet users worldwide at the end of 1996. In addition, the ITU estimates that the number of Internet users may increase to 300 million by 2001. Pew Research estimates that 25% of Americans now access the Internet daily from home or work, up from only 4% in 1995.

The Internet has evolved dramatically over the last several years as a result of several trends affecting the computer and communications industries. These trends include:

- the migration by organizations from proprietary mainframe environments to open systems and distributed computing;

-   the emergence of low-cost, high-capacity telecommunications bandwidth;

-   the increased use of PCs in the home;

-   the growth of commercial on-line services;

-   the growth of information, entertainment and commercial applications; and

-   an increase in the number and variety of services available on the Internet.

Reliance on the Internet for the transmission of data, applications and electronic commerce is growing among organizations and corporations. As the volume of information available on organizations' computer systems has increased, and the use of data communications has grown as a preferred means of day-to-day communications, these organizations are increasingly seeking a number of geographically dispersed access points to their own networks and to the networks of other organizations. The number of interconnections that businesses desire to establish with networks, customers, suppliers and affiliates generally has made the development of proprietary access systems on a case-by-case basis costly and time consuming. Increasingly, many organizations are seeking reliable, high-speed and cost-effective means of internetworking by relying on the Internet. The Company believes that as reliance on the Internet for the transmission of data, applications and electronic commerce continues to grow among organizations, these organizations will require reliable, geographically dispersed and competitively priced Internet access and services available on international private networks.

Internet Telephony

The Internet telephony industry began in 1995, when experienced Internet users began to transfer voice messages from one PC to another. In 1995, VocalTec Communications, Ltd. ("VocalTec") introduced software that allowed PC users to place international calls via the Internet to other PC users for the price of a local call. In its early months, the growth of Internet telephony was constrained due to the poor sound quality of the calls and because calls were mainly limited to those placed from one PC to another. The poor sound quality of Internet telephony was due to the fact that the Internet was not created to provide for simultaneous voice traffic. Unlike conventional voice communication circuits, in which the entire circuit is reserved for a call, Internet telephony uses packet switching technology in which voice data is divided into discrete packets that are transmitted over the Internet. These packets must travel through several routers in order to reach their destination, which may cause misrouting, and delays in transmission and reception. The limited capacity of the Internet also restrained the growth rate of Internet telephony.

Recent improvements in technology have overcome many of the initial developmental shortcomings of Internet telephony. New software algorithms have substantially reduced delays and the use of private networks or intranets to transmit calls as an alternative to the public Internet has alleviated capacity problems. The introduction of gateway servers connecting packet-switched data networks such as the Internet to circuit-switched public telephone networks has also improved overall transmission quality. Developments in hardware, software and networks are expected to continue to improve the quality and viability of Internet telephony.

A significant attribute of Internet telephony is the ability to reduce overall transmission costs versus traditional circuit switched networks. Packet switched networks are substantially less expensive to operate than circuit-switched networks because carriers can compress voice traffic and place more calls on a single line. In addition, packet switching avoids international settlement rates which only apply to interconnection between circuit switched networks. The total cost of an Internet telephone call, for example, is based on the local calls to and from the gateways of the respective ISPs, thereby bypassing the international settlement process. IDC estimates that by the year 2002, IP telephony could account for 11% of U.S. and international long distance voice traffic alone. According to Probe Research, the market for IP telephony is expected to grow from an estimated $309 million in 1998 to approximately $4.4 billion in 2002, a 93.8% compound annual growth rate. Probe Research also estimates that the volume of voice and fax traffic over IP networks will increase from 31 million minutes in 1997 to approximately 55.2 million minutes of use in 2002, for a CAGR of 346.8%. The growth in IP services far outpaces growth expected in the circuit switched market, currently estimated to be growing at a CAGR of 8.3%.

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

COMPANY'S PRODUCTS AND SERVICES

Unlike many of its competitors, the Company produces its own hardware solutions. Designed from the motherboard up, including DSP technology, voice compressors (called VOCODERS), telephone line interfaces and system software, all Company products are the result of internal engineering. Although the products represent the Company's proprietary engineering, the complete product family is built on industry standards, such as H.323, MGCP and INow, to assure interoperability and connectivity with products manufactured by other vendors.

The Company produces a family of Internet Telephony solutions that range from small 2 port solutions to meet the access requirements of branch office and geographically distributed work groups; to Carrier Class solutions with 1000's of ports of voice, fax, data and video connectivity. The Company also produces "back office" software solutions that facilitate the integration, interoperability and management of VOIP networks. These software solutions include the Company's H.323/MGCP Gatekeeper; an Authentication Mapping and Billing Server (AMAS); a "Choose to Schmooze" push to talk solution to voice enable a website; and an Internet PBX software application. The Company's philosophy is to use the robust, real time, fault tolerant operating system Linux for mission critical hardware operations and Microsoft NT for back office applications.

The Company's data voice "gateway" products are named for tropical storms: the Tempest(R), the Typhoon(R) and the Breeze(TM):

The Breeze(TM) is a branch office access solution that enables two telephone devices such as phones or fax machines to be interconnected to the Internet or a managed private data network. Offering a rich feature set, the Hurricane is fully compatible with the Tempest and Typhoon product lines. It provides full
T.38 relay fax and a wide range of voice compression options. It contains a Wide Area Network interface with internal router and is the most cost effective VOIP solution in the market.

The Tempest(R) has been the Company's primary data voice gateway since introduction in 1997. The Tempest is a PC based platform that supports 24 analog ports per node or from 1-4 digital spans (T1/E1) per node. Using T1 Primary Rate ISDN lines, for example, the Tempest is able to support 96 ports. The product integrates with the Company's billing and Gatekeeper products. It is also used to support the CTS products and is often selected as an enterprise solution by medium to large-scale vendors.

The Typhoon(R) is the Company's Carrier Class product line and it represents our next generation of VOIP solutions. It features 24 analog ports or 96 digital ports in a 2U high (3.5"), rack mounted solution that is less than half the size and power consumption of the Tempest product line. The Typhoon will support true SS7 carrier class connectivity and will enable over 1300 ports per POP collocation rack. Typhoon interconnects with the AMAS gatekeeper and the Franklin family of SNMP software.

AMAS - "Authentication Mapping and Billing Server" is the core of Company's "back office" telephone company solutions. Managing the best route (i.e. least cost route) through a network is the job of AMAS. Determining who is authorized to use the network, is the job of AMAS. Billing customers, either by invoice or debit card, is the job of AMAS. When a customer puts the Tempest/Typhoon together with an AMAS, it gets a "phone company in a box" solution that enables NetGen Teleco's a turn-key solution for VOIP global networking.

GateKeeper - The Gatekeeper plays the role of enabling data voice gateways of different manufacturers to "talk to each other", or "interoperate", enabling computer to phone, website to phone and computer to computer communications. There are several contending standards for interoperability in the market. They are called H.323; MGCP and Inow. The Company supports all three protocols, enabling us to reach the widest cross section of interoperability options in the market.

Software Applications: - The Company has a suite of software applications that provide specific business communications solutions based on the Company's hardware products:

"Choose To Schmooze" (CTS) - is a "push to talk" button for websites. Using any of the Company's data voice gateway family members (Tempest, Typhoon, Breeze) a customer can voice enable its website. Visitors to the website can click on a button that opens a real time telephone connection through the browser and website, directly into a call center that supports the visited website.

"Linux Internet Voice Exchange" (LIVE) - This application runs on a Gatekeeper and enables any Tempest or Typhoon to act as a complete business telephone switching system or PBX. Suitable for use by a small business that requires both telephone system and Internet access, the LIVE can seamlessly integrate multiple branch offices into a "virtual corporation" regardless of where on the network they are located. As an example, put a LIVE in New York, one in California and one in London, and a caller to any office can be seamlessly transferred to any other office, transparently over the Internet.

Unified Messaging - This software application enables a voice, fax or email message to be integrated in a single "mail box" that can be accessed with a standard Internet browser (IE or Netscape) and retrieved from any where over the Internet.

"Internet Call Waiting" - While surfing the web, a customer can be alerted to an incoming telephone call while using his telephone to support his computer's modem connection. A "window" will pop up on the screen, alerting the customer to the call and the callers identity. The customer can then "click" to accept the call through your computer, or transfer the caller to voice messaging with a pre-recorded customer care message!

E - Commerce Solutions - All Company software solutions can also be made available on a "service bureau" basis. If equipment purchase is not appropriate for a particular customer, the Company can provide the solution as a service on an annual contract basis, payable monthly, like any other phone bill.

The Company also provides a variety of Internet services through its subsidiary FNet, including dial up, ADSL, ISDN, frame relay, Web page hosting and various other Internet related services. This segment of the business has played a minor role in the Company's revenue and is not expected to contribute a significant amount to future growth.

MARKETING AND DISTRIBUTION OF PRODUCTS AND SERVICES

The Company maintains a small direct sales force for the marketing of its VOIP and data communications products. It maintains a home page on the World Wide Web and a headquarters-based sales and service office. It also markets its products through Original Equipment Manufacturers (OEM), distributors, participation in trade shows, telemarketing, and advertising in trade and technical publications. The Company has expanded the sales and marketing operation by opening of field offices, as well as employing manufacturers representatives.

The growth of the Internet has spawned new industries consisting of the building of infrastructure for Next Generation Telephone Companies that utilize VOIP and Internet Service Providers, both offering connections to corporate America as well as private individuals. The Company designs and manufactures products which are basic to the operation of both Next Generation Telephone Companies and Internet Service Providers. In addition, these same products are required in the expansion of corporate based private Intranets. Sales to large corporate clients, Next Generation Telephone Companies and Internet Service Providers are handled through telemarketing with in person follow-up sales calls.

MARKETING OF TELEPHONE SERVICES

The Company maintains a Network Operations Center that provides "off-net" connectivity for the Company's equipment customers. The Network Operations Center interconnects the Company's customers on a global basis. Telephone off net delivery is offered to all customers that would like to connect their networks to FNet, so that calls can be completed anywhere in the world. This allows a customer to become a world wide telephone company, even though their own network only directly covers a certain regional area. The Network operations center includes Internet access facilities and a Harris Class 4 circuit switch. The center interconnects with over eleven International Record Carriers and is capable of completing a voice call to any phone in the world. The Company's equipment customer is offered the opportunity to access the Harris facilities and to interconnect with each other, using the Company to enable "settlement" between the networks.

In addition to the Company's circuit switched capabilities at the WLV facility, the Company provides a combination of satellite and VOIP solutions to enable telephone communications for NATO forces throughout the Bosnia region. Prepaid calling cards are sold through base concessionaires on a consignment basis. The prepaid calling cards are available in several languages. Some twenty three earth station transponders are connected to "telephone calling booths" linked via satellite to the US where they are interconnect via VOIP circuits to the Harris circuit switch in at the Company's headquarters. NATO soldiers, using FNET calling cards are able to make calls all over the world through FNET facilities.

As a result of the Company's expertise in network operations, the Company is also able to provide additional assistance to its customers by offering design, installation and network management services. The company believes that this strategy of combining network operations and equipment design is a significant product differentiation strategy, uniquely positioning the Company. The Company will consider spinning off its network operations capability (i.e. FNET) when sufficient velocity and value have been created. Currently, more than 80% of Company customers elect to interconnect with the Network Operations Center. Much like the Internet, the Company is growing with each additional Gateway sale.

On a much smaller scale, the Company also offers prepaid calling cards on a retail basis through its web site.

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

The other significant market is the business user. At present, electronic mail is the most common application, utilizing computer-based LAN or WAN communication. The trend for companies with multiple, remote site locations is to link existing WANs utilizing the Internet, in order to minimize direct telephone company charges; this market segment is usually referred to as the Intranet. Internet access provides a fast, inexpensive method of achieving this connectivity. Although currently available technology provides some limited ability for voice communication over the Internet, the quality is poor and communication is generally possible only if users at both ends have PCs with modems and identical software. It is possible that Intranet applications could eventually eliminate the need for resident operating software and massive on-site storage facilities for many businesses. Under this scenario, a PC with resident software will no longer be necessary, with access to any desired program available through an inexpensive workstation connected to the Internet. Also, data storage could be centralized in a secure database accessible through the Internet.

The Company currently markets its Internet services through press releases, direct mail and its home page on the World Wide Web, and other targeted marketing strategies.

COMPETITION - VOIP PRODUCTS

We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. We believe a critical component to success in this market is the ability to establish and maintain strong customer relationships with a wide variety of international service providers and to facilitate relationships between those service providers to increase the geographic coverage of their services.

Our current principal competitors include large networking equipment manufacturers, such as 3Com Corporation and Cisco Systems, Inc., large telecommunications equipment manufacturers, such as Lucent Technologies Inc. and Nortel Networks Corporation, and IP telephony technology companies, such as VocalTec Communications, Ltd. and Clarent Corporation. We also expect new competitors to emerge. Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, we believe some of our competitors may offer aggressive sales terms, including financing alternatives, which we might not be able to match. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity, we also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease. We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive.

Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

COMPETITION - TELEPHONE SERVICES

The Company competes with (i) large carriers, such as AT&T, Sprint and MCI WorldCom; (ii) foreign PTTs; (iii) other providers of international long distance services such as STAR Telecommunications, Inc., Pacific Gateway Exchange, Inc., RSL Communications Ltd. and Telegroup, Inc.; (iv) alliances that provide wholesale carrier services, such as "Global One" (Sprint, Deutsche Telekom AG and France Telecom S.A.) and Uniworld (AT&T, Unisource-Telecom Netherlands, Telia AB~ Swiss Telecom PTT and Telefonica de Espana S.A.); (v) small long distance resellers; (vi) call re-origination companies; and (vii) providers of IP telephony services.

Primary Competitors

Of these groups listed above, the Company views its primary competition coming from providers of IP telephony services which are listed as follows: ALPHANET TELECOM, INC., AT&T AND AT&T JENS (SUBSIDIARY), DELTA THREE, SONERA LTD., GLOBALNET SYSTEMS, LTD., NET2PHONE, INC, PSINET, INC., QWEST COMMUNICATIONS INTERNATIONAL INC. AND ITXC CORP.

COMPETITION - INTERNET SERVICES

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

Item 2. Properties

    The Company occupies three leased facilities, two in Westlake Village, California, and one in Scottsdale, Arizona. One of the Westlake Village facilities houses sales, software engineering, administrative, telephone and Internet services. The facility is 8,000 square feet, with a lease rate of $8,762 per month, expiring in October 1999. The lease for this facility is renewable on a year-to-year basis at the option of the Company. The Company plans to renew this lease. The other Westlake Village facility houses the manufacturing and inventory warehouse. This facility is 4,000 square feet, with a lease rate of $4,085 per month, expiring in February, 2000. The Scottsdale facility houses sales and hardware engineering. This facility is 576 square feet, with a lease rate of $815 per month, expiring in September, 1999. The Company plans to renew this lease.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 18, 1999, the Company held its Annual Meeting of Shareholders. The meeting provided for an election of Directors and to give approval for changing the name of the Company at the discretion of the Board of Directors.

The current Board of Directors were reelected for a term of one year as follows:


                           For             Withhold
Frank W. Peters         20,818,401          373,756
Peter S. Buswell        21,116,901           72,256
Robert S. Harp          20,880,951          311,206
Herb Mitchell           20,646,826          545,331
Thomas L. Russell       21,021,301          170,856

Approval of a name change for the Company at the discretion of the Board of Directors, was adopted as follows:

   For       Against     Abstain
20,474,177   669,470     48,510


Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol FCM. During the first quarter 1999, the Company moved from the OTC Bulletin Board to AMEX. The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by AMEX for first and second quarters 1999 and the OTC Bulletin Board during the prior calendar years as indicated. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

                                                             HIGH           LOW
                                                             ----          -----
  1997
      Third Quarter ...................................      3.25          1.56
      Fourth Quarter ..................................      9.94          3.88
  1998
      First Quarter ...................................      6.69          4.50
      Second Quarter ..................................      3.94          2.50
      Third Quarter ...................................      2.56           .69
      Fourth Quarter ..................................      1.24           .44
  1999
      First Quarter ...................................      4.22          1.25
      Second Quarter ..................................      3.00          1.87

    The Company has never declared or paid a cash dividend on its Common Stock and does not expect to pay any cash dividends in the foreseeable future.

As of June 30, 1999, the Company had approximately 791 shareholders of record. However, the majority of shares are held in street name, of which there are approximately 7,000 shareholders

Item 6. Selected Consolidated Financial Data

    The selected financial data set forth below for the fiscal years ended June 30, 1997, 1998 and 1999 have been derived from the Company's consolidated financial statements, audited by Singer, Lewak, Greenbaum & Goldstein LLP and should be read in conjunction with those consolidated financial statements (including the notes thereto). The selected financial data set forth below for the fiscal years ended June 30, 1995 and 1996 have been derived from the Company's audited financial statements not included in this 10-K.

STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):



                                                                        YEARS ENDED JUNE 30,
                                           -------------------------------------------------------------------------------

                                               1995            1996             1997             1998             1999
                                           -----------     ------------     ------------     ------------     ------------
Sales .................................    $     1,481     $        430     $      1,735     $      1,377     $     10,631
Cost of sales .........................            518              590              990              834            5,641
                                           -----------     ------------     ------------     ------------     ------------
   Gross profit (loss) ................            963             (160)             745              543            4,990
                                           -----------     ------------     ------------     ------------     ------------
Operating expenses:
   Research and development expenses ..            308              320              480            1,612            1,870
   Selling, general and administrative
     expenses .........................            828              947            1,766            3,304            5,602
   Write-off of goodwill ..............             --               70            1,584              591               --
                                           -----------     ------------     ------------     ------------     ------------
     Total operating expenses .........          1,136            1,337            3,830            5,507            7,472
                                           -----------     ------------     ------------     ------------     ------------
Loss from operations ..................           (173)          (1,497)          (3,085)          (4,964)          (2,482)
                                           -----------     ------------     ------------     ------------     ------------
Other income (expense):
   Interest income.....................                                                               250              148
   Interest expense ...................            (10)             (26)             (41)             (43)             (27)
   Gain (loss) on extinguishment
     of debt...........................                                              310              227               (2)
   Loss on settlement of litigation....

   Other ..............................             25               (5)              (6)              26              (43)
                                           -----------     ------------     ------------     ------------     ------------
     Total other income (expense) .....             15              (31)             263              460               76
                                           -----------     ------------     ------------     ------------     ------------
Loss before minority interest and
   income taxes .......................           (158)          (1,528)          (2,822)          (4,504)          (2,406)
Minority interest in loss of
   subsidiary..........................             --               63               --               --               --
                                           -----------     ------------     ------------     ------------     ------------
Loss before income taxes ..............           (158)          (1,465)          (2,822)          (4,504)          (2,406)
Provision for income taxes ............              2                2                2                3                7
                                           -----------     ------------     ------------     ------------     ------------
Net loss ..............................    $      (160)    $     (1,467)    $     (2,824)    $     (4,507)    $     (2,413)
                                           ===========     ============     ============     ============     ============
Net loss per common share .............    $     (0.02)    $      (0.14)    $       (.23)    $       (.29)    $       (.11)
                                           ===========     ============     ============     ============     ============
Weighted average number of shares
   outstanding ........................      6,475,984       10,279,281       12,267,991       15,524,556       22,596,694

BALANCE SHEET DATA (IN THOUSANDS):


                                                            YEARS ENDED JUNE 30,
                                        ----------------------------------------------------------
                                         1995         1996          1997         1998         1999
                                        -----        -----        ------       ------       ------

Cash ............................       $ 135        $ 166        $1,464       $5,750       $1,637
Working capital (deficit) .......          98         (206)          809        5,963        3,355
Total assets ....................         998          712         3,514        8,892        9,435
Long-term debt ..................         161          238           360          404          762
Other liabilities ...............         508          503           183           --           --
Stockholder's equity
   (deficiency)..................        (386)        (749)        1,575        7,036        5,739

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

OVERVIEW

Franklin Telecommunications Corp. ("Company") designs, builds and sells Internet Telephony equipment and other high speed communications products and subsystems. Our products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through our majority-owned subsidiary, FNet Corp. ("FNet"), we provide traditional switched network and Internet Protocol telephony services, and Internet access to businesses and individuals. FNet has had limited operations to date. The Company's customers are located predominantly in the United States, Canada, South America, Asia and parts of Europe in a wide range of industries including financial services, government, telephone services and manufacturing.

Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the Company's entrance into the Telephone and Internet business, newly introduced products, development of "VOIP" service capabilities over the Internet, net sales, gross profit, operating expenses, other income and expenses, liquidity and cash needs and the Company's plans and strategies are all based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements.

The Company's new products that have been under development for the past two years have begun to generate substantial revenues, as compared to previous years. Sales had been declining for the Company's existing legacy Wide Area Network hardware products during the previous years, while the newly developed DVG VOIP hardware products and Telephone and Internet services were not yet ready for market.

The Company offers a suite of Internet Telephony solutions that enable business communications over the Internet. From the small office home office (SOHO) to the branch office and HQ operations of medium to large scale corporate America, the Company offers a cost-effective call handling solution. From the enterprise to the carrier market, the Company can deal with "convergence" managing the connectivity and integration of voice, data, fax and video. Where ever possible, the Company offers a turnkey solution that can be "owned" by its customers. When equipment sales are not in the best interest of a particular customer's business communications solution, the Company plans to provide that solution as a "service" that can be leased. The Company is a leading edge supplier of Internet Telephony solutions as a result of its flexibility in providing business communication solutions as equipment or services on a global basis. The Company's products and services enable connectivity and e-commerce.

The Company is both an equipment supplier and a service provider, offering turn-key business communications solutions to both the carrier and enterprise segments of the Internet Telephony market. The Company produces gateways, gatekeepers and edge servers that provide advanced packet switching solutions that significantly reduce the infrastructure costs associated with communications networks. The Company's products are designed, developed and manufactured by the Company.

In addition to manufactured solutions, the Company maintains a Network Operations Center that provides both "on -net" and "off-net" connectivity for the Company's equipment customers. The Network Operations Center interconnects the Company's customers on a global basis. The Network Operations Center includes Internet access facilities and a Harris Class 4 circuit switch. The center interconnects with over eleven International Record Carriers and is capable of completing a voice call to any phone in the world. The Company's equipment customer is offered the opportunity to access the Harris facilities and to interconnect with each other, using the Company to enable "settlement" between the networks. This interconnection can be either "free" through the Internet, or delivered through private leased lines.

In addition to the Company's circuit switched capabilities at its headquarters facility in Westlake Village, California , the Company provides a combination of satellite and VOIP solutions to enable telephone communications for NATO forces throughout the Bosnia region. Some 23 earth station transponders are connected to "telephone calling booths" linked via satellite to the US where they are interconnected via VOIP circuits to the Harris circuit switch in the Company's headquarters. NATO soldiers, using FNET calling cards, are able to make calls all over the world through FNET facilities.

As a result of the Company's expertise in network operations, the Company is also able to provide additional assistance to its customers by offering design, installation and network management services. The company believes that this strategy of combining network operations and equipment design is a significant product differentiation strategy, uniquely positioning the Company. The Company may consider spinning off its Network Operations capability (i.e. FNET) when sufficient volume and value have been created. Currently, more than 80% of Company customers elect to interconnect with the Network Operations center. Much like the Internet, the Company is growing with each additional gateway sale.

As with any line of business, there can be no assurance that the DVG VOIP products will gain widespread market acceptance or be profitable. In addition, there can be no assurance that new hardware products and services developed by others will not render the Company's hardware products and services noncompetitive or obsolete.

RESULTS OF OPERATIONS

    Fiscal Year Ended June 30, 1999 Compared To Fiscal Year Ended June 30, 1998

    Net Sales. Net sales increased by $9,254,000, or 672%, from $1,377,000 in the year ended June 30, 1998 to $10,631,000 in the year ended June 30, 1999. The overall increase is due to sales of newly introduced DVG products. One customer constituted 76% of total sales for the year ended June 30, 1999. The revenue mix for the year ended June 30, 1999 consisted of 82% DVG and other hardware and software products, and 18% Telephone and Internet services.

    Gross Profit (Loss). Gross profit increased as a percentage of net sales to 47% for the year ended June 30, 1999, from a gross profit of 39% of net sales for the corresponding period of 1998. The gross profit percentage increase can be attributed to increased sales of higher margin products and a spreading of fixed manufacturing overhead costs over a larger sales base.

    Operating Expenses. Operating expenses increased by $1,965,000, or 36%, from $5,507,000 in the year ended June 30, 1998 to $7,472,000 in the year ended June 30, 1999. The increase is attributable to increased product development costs for the recently introduced hardware products, costs in developing the IP telephony and Internet services infrastructure, increased sales and marketing efforts, and costs in enhancing the general and administrative infrastructure.

    Other Income (Expense). The gain on extinguishment of debt for the years ended June 30, 1998 and 1999 were one time events and were attributable to renegotiation and reclassification of certain debt. Interest income decreased by $102,000, or 41%, from $250,000 in the year ended June 30, 1998 to $148,000 in the year ended June 30, 1999, due to a reduction in the availability of equity funds for investment in interest bearing accounts. Other expense increased from $-0- in the year ended June 30, 1998 to $43,000 in the year ended June 30, 1999, due to various non-operating items. Other income decreased to from $26,000 in the year ended June 30, 1998 to $-0- in the year ended June 30, 1999, due to various non-operating items.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and net working capital totaled $1,637,000 and $3,355,000, respectively, as of June 30, 1999. The sources of cash were provided primarily by collections of sales revenue, and to a lesser extent, issuance of equity securities. However, the Company has relied on sales of new shares and the exercise of warrants and options to supplement the funding of operations for an extended period of time. The Company received $1,109,000, $10,355,000 and $1,011,000 in equity financing, for the years ended June 30, 1997, 1998, and 1999, respectively. Its subsidiary, FNet, received $1,950,000, $406,000 and $110,000 in equity financing for the years ended June 30, 1997, 1998 and 1999, respectively. FNet has continued to experience losses, due to the expansion of infrastructure for the IP telephony and Internet services business. In addition to the equity financing described above, the Company's CEO has deferred portions of his compensation, and has on occasion, converted debt to equity, in order to preserve the Company's cash.

    The Company anticipates that its primary uses of working capital in future periods will be for operations, including increases in product development, expansion of its marketing plan, development of new branch offices and funding of increases in accounts receivable and possibly acquisitions. Although the Company seeks to use its Common Stock to make acquisitions to the extent possible, many acquisition candidates may require that all or a significant portion of the purchase price be paid in cash.

    The Company believes that existing cash and cash equivalents, cash flow from operations, and cash raised through private placements of securities will be sufficient to meet the Company's presently anticipated working capital needs for at least the next twelve months and the foreseeable future.

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

    In recognition of the potential year 2000 problem, the Company began a program to replace any of its existing communications, engineering and accounting software that is not year 2000 compliant with new software that is warranted by its vendors as being year 2000 compliant. The software replacement program has been completed, with the exception of software specifically to operate the billing for the switch platform , and the cost was not material. The switch billing software will be replaced sometime within the last calendar quarter for approximately $70,000, which has already been accrued.

    The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include suppliers and vendors. As part of its determination of year 2000 readiness, the Company has identified material relationships with third party vendors and is in the process of assessing the status of their compliance through the use of informal inquiries and review of hardware and software documentation. The Company expects this process will be complete by the end of 1999 and the cost will not be material.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company is exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies.

    INTEREST RATE RISK. At June 30, 1999 and 1998, the Company's cash equivalents and short-term investments included approximately $1,637,000 and $5,750,000, respectively. Since the Company typically does not purchase fixed-income securities, its cash and cash equivalents are not subject to significant interest rate risk. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

    EQUITY PRICE RISK The Company does not invest in available-for-sale equity securities, and is not subject to significant equity price risk.

    FOREIGN EXCHANGE RATE RISK The Company operates internationally and sometimes receives payments in local currencies. This can expose the Company to market risk from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. As a result the Company faces the risk that the foreign currencies will have declined in value as compared to the U.S. dollar, resulting in a foreign currency translation loss.

Item 8. Financial Statements and Supplementary Data

See Part IV, Item 14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III.
Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

            NAME          AGE                  POSITION
  ----------------------- --- -------------------------------------------------
  Frank W. Peters........ 61  Chief Executive Officer and Chairman of the Board
  Peter S. Buswell....... 50  President and a Director
  Robert S. Harp......... 62  Director
  Herb Mitchell.......... 62  Director
  Thomas Russell......... 47  Chief Financial Officer and a Director

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

    Mr. Mitchell has thirteen years experience as a stock broker with Hornblower & Weeks in Boston. He negotiated the first cultural exchange program between Los Angeles and her sister city Leningrad (now St. Petersburg) for which he received a commendation from the Mayor of Los Angeles. He is currently enjoying a successful career as an actor, writer and producer for theatre, motion pictures and television.

    Mr. Russell has been the Chief Financial Officer and a director of Franklin Telecom since 1996. He also served as its Chief Financial Officer between 1988 and 1990. Between 1990 and 1996 Mr. Russell was President of Russell Industries, a manufacturer's representative and distribution firm for optical storage memory products. Prior to that time Mr. Russell was a founder and CFO of Plasmon PLC, a UK based manufacturer of optical media and jukeboxes for the computer industry and partner at Sorenson, Russell & Company, a public accounting firm, and was employed by Peat Marwick. Mr. Russell is a Certified Public Accountant.

Item 11. Executive Compensation

The following table sets forth certain compensation paid or accrued by the Company during the years ended June 30, 1998 and June 30, 1999 to its CEO, President and Chief Operating Officer, and its Chief Financial Officer (the "Named Executive Officers").

                                                                                                         ALL OTHER
                                                                            ANNUAL COMPENSATION         COMPENSATION
                                                                     --------------------------------   ------------
                 NAME AND PRINCIPAL POSITION                         YEAR         SALARY        BONUS
-------------------------------------------------------------        ----       ----------      -----
Frank W. Peters, CEO .........................................       1998       $309,048(1)       -0-        -0-
                                                                     1999       $341,583(1)       -0-        -0-

Peter Buswell, President and COO (2) .........................       1998       $ 16,298          -0-        -0-
                                                                     1999       $226,125          -0-        -0-

Thomas Russell, Chief Financial Officer ......................       1998       $109,167        $5,000       -0-
                                                                     1999       $137,016          -0-        -0-

(1) Portions of these amounts were deferred.

(2) Mr. Buswell was employed by the Company beginning in June 1998.

    Except as disclosed above, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, were paid by the Company during the years ended June 30, 1998 and 1999 to any of the Named Executive Officers.

    Employment Arrangements. The Company's CEO is employed pursuant to a six year Employment Agreement, effective January 1, 1998. The Employment Agreement provides for compensation at the rate of $27,000 per month, with annual increases of 6%. The Company's President is employed pursuant to a two year Employment Agreement, commencing within June 1998. The Employment Agreement provides for compensation at the rate of $18,750 per month, with annual increases of 6%. The Company's Chief Financial Officer is employed pursuant to Employment Agreement for a two year period, commencing on January 10, 1999, providing monthly compensation at the rate of $12,500 per month, with annual increases of 6%.

    Option Grants During the Years Ended June 30, 1998 and 1999. The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the twelve months ended June 30, 1998 and 1999:


                                                  % OF TOTAL
                                    NUMBER OF      OPTIONS
                                    SECURITIES    GRANTED TO
                                    UNDERLYING    EMPLOYEES
                                     OPTIONS      IN FISCAL  EXERCISE
                          YEAR       GRANTED        YEAR       PRICE  EXERCISE DATE
                          ----       -------        ----     -------  -------------
      NAME
-------------------
Frank W. Peters .....     1998           -0-        0%
Frank W. Peters .....     1999           -0-        0%
Peter Buswell(1).....     1998       350,000       32%       $   .44    Various
Peter Buswell .......     1999       700,000       25%       $   .44    Various
Thomas Russell(1)....     1998       200,000       18%       $   .44    Various
Thomas Russell ......     1999       600,000       21%       $   .44    Various

(1) Options granted in 1998 were cancelled in 1999 and reissued at the current market price.

REPORT ON THE REPRICING OF OPTIONS.

On October 14, 1998, the Board of Directors of the Company approved the cancellation and reissuance of all outstanding employee stock options. The repricing was effective October 14,1998. The repriced options are identical to the original options except for their exercise price, which was changed to $.44 per share, the closing price of one share of Common Stock on the effective date of the grant. The vesting and expiration dates of the options were not changed.

Stock options are intended to provide incentives to the Company's officers and employees. The Board believes that such equity incentives are a significant factor in the Company's ability to attract, retain and motivate key employees who are critical to the Company's long-term success. The Board believed that, at their original exercise prices, the disparity between the exercise price of these options and recent market prices for the Company's Common Stock did not provide meaningful incentives to the employees holding these options. The Board approved the repricing of these options as a means of ensuring that optionees will continue to have meaningful equity incentives to work toward the success of the Company. The Board deemed the adjustment to be in the best interest of the Company and its shareholders. The following table sets forth the specified information concerning all options repriced for all executive officers of the Company for the past ten years:

                                                                                                            Length of
                                       No. of Securities Market             Exercise                        Option Term
                                       Underlying        Price of Stock at  Price at                        Remaining
                                       Options           Time of            Time of          New Exercise   at Date of
Name                    Date           Repriced          Repricing          Repricing        Price          Repricing
-------------       -------------      --------          ---------         ------------      ------------   ---------
Frank Peters        Oct. 14, 1998       850,000          $   .44          $.78 - $1.31       $   .44        All exercisable
Peter Buswell       Oct. 14, 1998       400,000          $   .44          $.66 - $2.59       $   .44        1 to 4 years
Tom Russell         Oct. 14, 1998       200,000          $   .44          $       2.69       $   .44        1 to 4 years


REPORT OF THE COMPENSATION COMMITTEE. The Company's executive compensation program is designed to help attract, retain, and motivate the highly qualified personnel needed to manage the Company's business and affairs. To meet these goals, the Company has implemented a compensation program with the following components:

- base salaries that reflect the scope and responsibilities of the position, as well as the skills, knowledge, experience, abilities, and contributions of each individual executive.

- short-term incentives that are based on the financial performance of the Company.

- long-term incentives that balance the executive officer's short- and long-term perspectives and provide rewards consistent with shareholder returns.

    Compensation decisions are made following an assessment of the individual's contributions to the Company's success, any significant changes in the individual's role or responsibility, and internal equity of the Company's compensation relationships.

    The competitiveness of the Company's total compensation program-incorporating base salaries, short-term incentives and long-term incentives is regularly reviewed by the Compensation Committee. Based on such reviews, the Company concluded that the compensation paid to its executives was fair and reasonable. In general, the Company believes that the overall compensation levels for the executive group should reflect competitive levels of compensation for comparable positions in similarly sized companies over the long term.

    The Company believes that it is essential to link executive compensation and Company performance. To meet this objective, the Company maintains stock option programs which provide option grants on a regular, though not necessarily annual, basis to provide participants with an opportunity to share in the Company's performance. Stock option grants reflect the past contributions of the individual, the individual's ability to affect Company profitability, the scope of the individual's responsibilities, the need to retain the individual's services over time and management's assessments and recommendations. All executive officers, including the chief executive officer, are eligible to participate in this program.

    The Company's policy of awarding cash bonuses is designed to specifically relate executive pay to Company and individual performance. As a pay-for-performance program, cash bonuses provide financial rewards for achievement of substantive Company and personal objectives. Actual awards paid are based primarily on actual Company performance.

    The compensation of the Company's Chief Executive Officer, President and Chief Financial Officer for the fiscal year ending June 30, 1999 was based on an Employment Agreements outlined above.

    COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m). The Company analyzes its executive compensation practices and plans on an ongoing basis with respect to Section 162(m) of the Internal Revenue Code. Where it deems advisable, the Company will take appropriate action to maintain the tax deductibility of its executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1999 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.


                                                                    SHARES BENEFICIALLY OWNED
                                                                 ------------------------------
                                                                 (INCLUDES EXERCISABLE OPTIONS)
                    NAME AND ADDRESS                                   NUMBER     PERCENT
                    ----------------                                 ---------    -------
Frank W. Peters ..............................................       5,344,393       20%
733 Lakefield Road
Westlake Village, CA 91361

Peter S. Buswell .............................................         127,600        1%
733 Lakefield Road
Westlake Village, CA 91361

Robert S. Harp ...............................................          12,500       -0-
733 Lakefield Road
Westlake Village, CA 91361

Herb Mitchell ................................................             -0-       -0-
733 Lakefield Road
Westlake Village, CA 91361

Thomas Russell ...............................................         230,400        1%
733 Lakefield Road
Westlake Village, CA 91361

All directors and executive officers of the Company as a group

   (5 persons) ...............................................       5,714,893       22%


The following table sets forth information with respect to ownership of options and option values as of June 30, 1999 with respect to the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.

                            OPTION VALUES AS OF JUNE 30, 1999
                    -----------------------------------------------------
                      NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                          OPTIONS AT             IN-THE-MONEY OPTIONS AT
                        JUNE 30, 1999              JUNE 30, 1999(1)
                    -------------------------   -------------------------
NAME                EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
Frank W. Peters.......     1,550,000/-0-                $3,617,000/-0-
Peter Buswell.........    87,500/987,500           $190,750/$2,152,750
Thomas Russell........       -0-/700,000                -0-/$1,526,000

(1) Assumes that a share of Common Stock was valued at $2.62 per share on June 30, 1999. Amounts reflected are based on this assumed price minus the exercise price and do not indicate that shares were sold.

Item 13. Certain Relationships and Related Transactions

TRANSACTIONS WITH MANAGEMENT

    In October, 1998, the Company sold and issued 570,000 restricted shares to the Company's Chief Executive Officer, at $.35 per share.

    Effective December 31, 1998, the Company's Chief Executive Officer agreed to consolidate all notes payable and accrued interest owed to the CEO by the Company into one single note. Changes to the note include no interest charges from January 1, 1999, onward, removal of all security interest in the Company's assets and elimination of previous stock conversion features. The CEO also agreed to defer any repayment until July 1, 2000.

    On March 11, 1999, the Company's President exercised options to purchase 25,000 shares of the Company's Common stock at an exercise price of $.44 per share.

    On June 1, 1999, the Company's Chief Financial Officer exercised options to purchase 100,000 shares of the Company's Common stock at an exercise price of $.44 per share. The exercise was done on a net basis, so that the actual number of shares issued were 82,400.

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

                                      FRANKLIN TELECOMMUNICATIONS CORP.


                                      By  /s/  FRANK W. PETERS
                                        ----------------------------------------
                                               Frank W. Peters
                                               Chief Executive Officer

Dated: September 15, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



             SIGNATURE                                TITLE                            DATE
----------------------------------        -----------------------------         ------------------
(1) Principal Executive Officer

           /s/ FRANK W. PETERS            Chief Executive Officer and a         September 15, 1999
          --------------------            Director
               Frank W. Peters

(2) Principal Financial and Accounting Officer

           /s/ THOMAS RUSSELL             Chief Financial Officer and a         September 15, 1999
          -------------------             Director
               Thomas Russell

(3) Directors

           /s/ PETER S. BUSWELL           President and a Director              September 15, 1999
          ---------------------
               Peter S. Buswell

           /s/ ROBERT S. HARP             Director                              September 15, 1999
          --------------------
               Robert S. Harp

           /s/ HERB MITCHELL              Director                              September 15, 1999
          --------------------
               Herb Mitchell

EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
27.1             Financial Data Schedule

                       FRANKLIN TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED

                          JUNE 30, 1999, 1998, AND 1997

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                                   JUNE 30, 1999

--------------------------------------------------------------------------------


                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         1

FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                          2 - 3

    Consolidated Statements of Operations                                  4

    Consolidated Statements of Shareholders' Equity (Deficit)            5 - 6

    Consolidated Statements of Cash Flows                                7 - 9

    Notes to Consolidated Financial Statements                          10 - 42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Franklin Telecommunications Corp.

We have audited the accompanying consolidated balance sheets of Franklin Telecommunications Corp. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ending June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Telecommunications Corp. and subsidiaries as of June 30, 1999 and 1998, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 20, 1999

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                        JUNE 30,
--------------------------------------------------------------------------------

                                     ASSETS



                                                                       1999            1998
                                                                 -------------   -------------
CURRENT ASSETS
    Cash and cash equivalents                                    $   1,637,000   $   5,750,000
    Accounts receivable, less allowance for doubtful accounts
        of $106,000 and $8,000                                       2,610,000          91,000
    Other receivables                                                  137,000         107,000
    Current portion of notes receivable                                150,000         241,000
    Inventories                                                      1,674,000         671,000
    Prepaid expenses                                                    81,000         555,000
                                                                 -------------   -------------

           Total current assets                                      6,289,000       7,415,000

PROPERTY AND EQUIPMENT, net                                          2,164,000         778,000
NOTES RECEIVABLE, net of current portion                               160,000         276,000
OTHER ASSETS                                                           822,000         423,000
                                                                 -------------   -------------

                  TOTAL ASSETS                                   $   9,435,000   $   8,892,000
                                                                 =============   =============

   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                                        JUNE 30,

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       1999            1998
                                                                 -------------   -------------
CURRENT LIABILITIES

    Current portion of notes payable (majority due
        to a related party)                                      $      24,000   $     252,000
    Accounts payable                                                 1,027,000         173,000
    Accrued liabilities                                              1,883,000       1,027,000
                                                                 -------------   -------------

        Total current liabilities                                    2,934,000       1,452,000

NOTES PAYABLE (majority due to a related party),
    less current portion                                               762,000         404,000
                                                                 -------------   -------------

           Total liabilities                                         3,696,000       1,856,000
                                                                 -------------   -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

    Series C convertible preferred stock, no par value
        10,000,000 shares authorized
        0 and 548 shares issued and outstanding                              -       4,856,000
    Common stock, no par value
        90,000,000 shares authorized
        25,796,726 and 18,344,178 shares issued
           and outstanding                                          21,628,000      15,571,000
    Common stock committed, no par value
        10,000 and 77,336 shares committed but
           not yet issued                                                6,000          91,000
    Accumulated deficit                                            (15,895,000)    (13,482,000)
                                                                 -------------   -------------

               Total shareholders' equity                            5,739,000       7,036,000
                                                                 -------------   -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   9,435,000   $   8,892,000
                                                                 =============   =============

   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------

                                                         1999               1998               1997
                                                     ------------       ------------       ------------
SALES
  Product                                            $  8,767,000       $    778,000       $  1,337,000
  Telephone and internet services                       1,864,000            599,000            398,000
                                                     ------------       ------------       ------------

    Total sales                                        10,631,000          1,377,000          1,735,000
                                                     ------------       ------------       ------------
COST OF SALES

  Product                                               4,475,000            749,000            681,000
  Telephone and internet services                       1,166,000             85,000            309,000
                                                     ------------       ------------       ------------

    Total cost of sales                                 5,641,000            834,000            990,000
                                                     ------------       ------------       ------------

GROSS PROFIT                                            4,990,000            543,000            745,000
                                                     ------------       ------------       ------------

OPERATING EXPENSES

  Research and development expenses                     1,870,000          1,612,000            480,000
  Selling, general, and administrative expenses         5,602,000          3,304,000          1,766,000
  Write-down of goodwill                                     --              591,000          1,584,000
                                                     ------------       ------------       ------------

    Total operating expenses                            7,472,000          5,507,000          3,830,000
                                                     ------------       ------------       ------------

LOSS FROM OPERATIONS                                   (2,482,000)        (4,964,000)        (3,085,000)
                                                     ------------       ------------       ------------
OTHER INCOME (EXPENSE)

  Gain (loss) on extinguishment of debt                    (2,000)           227,000            310,000
  Interest income                                         148,000            250,000               --
  Other income                                               --               26,000               --
  Interest expense                                        (27,000)           (43,000)           (41,000)
  Other expense                                           (43,000)              --               (6,000)
                                                     ------------       ------------       ------------

    Total other income (expense)                           76,000            460,000            263,000
                                                     ------------       ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (2,406,000)        (4,504,000)
                                                                                             (2,822,000)

PROVISION FOR INCOME TAXES                                  7,000              3,000              2,000
                                                     ------------       ------------       ------------

NET LOSS                                             $ (2,413,000)      $ (4,507,000)                 $
                                                     ============       ============       ============
                                                                                             (2,824,000)

BASIC AND DILUTED LOSS PER COMMON SHARE              $      (0.11)      $      (0.29)      $      (0.23)
                                                     ============       ============       ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING             22,596,694         15,524,556         12,267,991
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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                    For the Years Ended June 30,
--------------------------------------------------------------------------------


                                            Preferred Stock                   Common Stock               Common Stock Committed
                                        ------------------------       ---------------------------      ---------------------------
                                         Shares           Amount        Shares            Amount          Shares           Amount
                                        ---------      ---------       ----------       ----------      ----------        ---------
BALANCE, JUNE 30, 1996                         --     $       --       10,868,786       $5,372,000        48,350          $30,000
COMMON STOCK ISSUED FOR
  Cash                                                                    880,200          888,000        20,000           25,000
  Issuance for notes receivable                                           243,250
  Issuance of committed shares                                             48,350           30,000       (48,350)         (30,000)
  Business acquisition                                                    708,887        1,458,000       232,066          525,000
  Services rendered                                                                         77,000        44,000           29,000
  Stock options/warrants                                                  441,750          196,000
PROCEEDS RECEIVED FROM THE
  SALE OF SUBSIDIARIES'
  COMMON STOCK                                                                           1,950,000
NET LOSS
                                        ---------     ----------       ----------       ----------      ----------        ---------
BALANCE, JUNE 30, 1997                         --             --       13,191,223        9,971,000       296,066            579,000
SALE OF PREFERRED STOCK                       740      7,400,000
REPURCHASE OF COMMON
  STOCK FROM RELATED PARTIES                                              (23,818)        (161,000)
COMMON STOCK ISSUED FOR
  Cash                                                                    333,333        1,060,000
  Notes receivable                                                        345,500
  Stock options/warrants                                                1,838,748        2,518,000        11,000             14,000
  Exchange of common shares
    with related parties                                                  400,000          161,000
  Conversion of notes payable
    by a related party                                                  1,333,695          133,000




                                        Accumulated
                                          Deficit           Total
                                        -----------       ----------
BALANCE, JUNE 30, 1996                  $(6,151,000)      $(749,000)
COMMON STOCK ISSUED FOR
  Cash                                                       913,000
  Issuance for notes receivable                                   --
  Issuance of committed shares                                    --
  Business acquisition                                     1,983,000
  Services rendered                                          106,000
  Stock options/warrants                                     196,000
PROCEEDS RECEIVED FROM THE
  SALE OF SUBSIDIARIES'
  COMMON STOCK                                             1,950,000
NET LOSS                                 (2,824,000)      (2,824,000)
                                         ----------       ----------
BALANCE, JUNE 30, 1997                   (8,975,000)       1,575,000
SALE OF PREFERRED STOCK                                    7,400,000
REPURCHASE OF COMMON
  STOCK FROM RELATED PARTIES                               (161,000)
COMMON STOCK ISSUED FOR
  Cash                                                     1,060,000
  Notes receivable                                                --
  Stock options/warrants                                   2,532,000
  Exchange of common shares
    with related parties                                     161,000
  Conversion of notes payable
    by a related party                                       133,000



   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------





                                               Preferred Stock                      Common Stock              Common Stock
                                      ---------------------------         ----------------------------        ------------
                                          Shares           Amount             Shares            Amount            Shares
                                      ----------      -----------         ----------        ----------        ------------
  Conversion of preferred stock            (192)      $(1,702,000)           799,431       $ 1,702,000
  Issuance of committed shares                                               286,066           573,000         (286,066)
  Services rendered                                                                                              56,336
COMMON STOCK OF SUBSIDIARY
  ISSUED FOR

    Cash                                                                                       362,000
    Stock options                                                                               36,000
    Services rendered                                                                            8,000
OFFERING COSTS                                           (842,000)                            (142,000)
CANCELLATION OF SHARES                                                      (160,000)         (650,000)
NET LOSS
                                      ----------      -----------         ----------       -----------        ------------

BALANCE, JUNE 30, 1998                      548         4,856,000         18,344,178        15,571,000           77,336
COMMON STOCK ISSUED FOR
  Cash                                                                       444,725           474,000
  Notes receivable                                                           807,536
  Conversion of preferred stock            (548)       (4,856,000)         5,543,468         4,856,000
  Issuance of committed shares                                                67,336            85,000          (67,336)
  Services rendered                                                          121,356            64,000
  Stock options/warrants                                                     468,127           468,000
COMMON STOCK OF SUBSIDIARY
  ISSUED FOR

    Cash                                                                                        60,000
    Stock options                                                                               50,000
NET LOSS
                                      ----------      -----------         ----------       -----------        ------------
BALANCE, JUNE 30, 1999                       --       $        --         25,796,726       $21,628,000           10,000
                                      ==========      ===========         ==========       ===========        ============

                                         Committed       Accumulated
                                        -----------      ------------
                                           Amount          Deficit           Total
                                        -----------      ------------     -----------
  Conversion of preferred stock         $        --      $         --     $        --
  Issuance of committed shares             (573,000)               --
  Services rendered                          71,000                            71,000
COMMON STOCK OF SUBSIDIARY
  ISSUED FOR

    Cash                                                                      362,000
    Stock options                                                              36,000
    Services rendered                                                           8,000
OFFERING COSTS                                                               (984,000)
CANCELLATION OF SHARES                                                       (650,000)
NET LOSS                                 (4,507,000)       (4,507,000)
                                        -----------      ------------     -----------


BALANCE, JUNE 30, 1998                       91,000       (13,482,000)      7,036,000
COMMON STOCK ISSUED FOR
  Cash                                                        474,000
  Notes receivable
  Conversion of preferred stock                                                    --
  Issuance of committed shares              (85,000)                               --
  Services rendered                                                            64,000
  Stock options/warrants                                                      468,000
COMMON STOCK OF SUBSIDIARY
  ISSUED FOR

    Cash                                                                       60,000
    Stock options                                                              50,000
NET LOSS                                                   (2,413,000)     (2,413,000)
                                        -----------      ------------     -----------
BALANCE, JUNE 30, 1999                       $6,000      $(15,895,000)    $ 5,739,000
                                        ===========      ============     ===========


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------



                                                           1999          1998          1997
                                                     ------------  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(2,413,000)   $ (4,507,000)    $(2,824,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities

      Depreciation and amortization                      434,000         167,000         110,000
      Compensation expense                                    --          71,000            --
      Write-down of goodwill                                  --            --         1,584,000
      Notes payable for services rendered                     --            --           329,000
      Stock issued for services rendered                  50,000            --           106,000
      Loss on disposal of property                            --            --            37,000
  (Increase) decrease in

    Accounts receivable                               (2,519,000)        (11,000)         14,000
    Other receivables                                     25,000          92,000            --
    Inventories                                       (1,003,000)       (277,000)       (132,000)
    Prepaid expenses                                     (26,000)       (487,000)        (63,000)
  Increase (decrease) in

    Accounts payable                                     854,000          (2,000)        (96,000)
    Accrued liabilities                                  747,000         468,000          71,000
    Other liabilities                                         --            --          (310,000)
                                                      ----------      ----------      ----------

Net cash used in operating activities                 (3,851,000)     (4,486,000)     (1,174,000)
                                                      ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                 (1,275,000)       (378,000)       (324,000)
  Cash received in connection with business
    acquisitions                                            --              --             4,000
  Issuance of notes receivable                              --          (517,000)       (100,000)
  Proceeds from notes receivable                         207,000            --            32,000
  Other assets                                          (260,000)       (272,000)       (100,000)
  Other liabilities                                         --          (183,000)        (38,000)
                                                      ----------      ----------      ----------
Net cash used in investing activities                 (1,328,000)     (1,350,000)       (526,000)
                                                      ----------      ----------      ----------


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                                           1999             1998              1997
                                                      ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                         $         --      $    129,000      $         --
  Payments on notes payable                                     --            (1,000)               --
  Payments on other liabilities                                 --                --           (10,000)
  Proceeds from sale of preferred stock, net of
    offering costs                                              --         6,558,000                --
  Proceeds from sale of common stock                     1,011,000         3,797,000         1,109,000
  Proceeds from sale of minority stock in
    consolidated subsidiary                                 55,000                --         1,950,000
  Payments on capital lease obligation                          --          (361,000)          (51,000)
                                                      ------------      ------------      ------------
Net cash provided by financing activities                1,066,000        10,122,000         2,998,000
                                                      ------------      ------------      ------------

Net increase (decrease) in cash and cash
  equivalents                                           (4,113,000)        4,286,000         1,298,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             5,750,000         1,464,000           166,000
                                                      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                $  1,637,000      $  5,750,000      $  1,464,000
                                                      ============      ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  INCOME TAXES PAID                                   $         --      $      3,000      $      2,000
                                                      ============      ============      ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended June 30, 1999, the Company completed the following:

- Equipment valued at $500,000 that was prepaid at June 30, 1998 was delivered to the Company.

- 5,543,468 shares of common stock were issued upon the conversion of 548 shares of its Series C preferred stock.

- Equipment with a net book value of $16,000 and the trade name "Malibu Internet Services" were sold to an individual in exchange for a note receivable of $55,000.

- The current portion of a note payable to a related party for $228,000 plus accrued interest of $130,000 was converted into a long-term note payable to the same related party.


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the year ended June 30, 1998, the Company completed the following:

- Reduced goodwill valued at $591,000 to $0 as part of the repurchase of 160,000 shares of the Company's common stock.

- Issued 1,333,695 shares of common stock upon the conversion of a note payable by an officer of the Company for $133,000.

- Issued 799,431 shares of common stock upon the conversion of 192 shares of its Series C preferred stock.

- Issued 400,000 new shares of common stock valued at $161,000 to related parties in exchange for 23,818 shares of previously issued common stock from related parties.

During the year ended June 30, 1997, the Company completed certain acquisitions as described in Note 1. In conjunction with these acquisitions, aggregate liabilities assumed were as follows:



  Fair value of the assets acquired, net of cash and including intangibles       $   2,371,000
  Value of Company and subsidiary common stock issued and committed for
    consideration                                                                   (1,983,000)
  Cash received in connection with the acquisition                                       4,000
                                                                                 -------------
      AGGREGATE LIABILITIES ASSUMED                                              $     392,000
                                                                                 =============


See Notes 1 and 7 for additional non-cash investing and financing activities.


   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        Business and Organization

        Franklin Telecommunications Corp. ("Franklin") and its subsidiaries (collectively, the "Company") design, build, and sell Internet Telephony equipment, also called Voice Over Internet Protocol equipment ("VOIP") and other high speed communications products and subsystems. The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through its majority-owned subsidiary, FNet Corp. ("FNet"), the Company provides traditional switched network and Internet Protocol telephony services and Internet access to businesses and individuals. FNet has had limited operations to date. The Company's customers are located primarily in the United States, Canada, South America, Asia, and parts of Europe in a wide range of industries including financial services, government, telephone services, and manufacturing.

        The Company offers a suite of Internet Telephony solutions that enable business communications over the Internet. From the small office home office ("SOHO") to the branch office and headquarters operations of medium to large scale corporate America, the Company offers a cost-effective call handling solution. From the enterprise to the carrier market, the Company can deal with "convergence" managing the connectivity and integration of voice, data, fax, and video. Wherever possible, the Company offers a turnkey solution that can be "owned" by its customers. When equipment sales are not in the best interest of a particular customer's business communications solution, the Company plans to provide that solution as a "service" that can be leased. The Company is a leading edge supplier of Internet Telephony solutions as a result of its flexibility in providing business communication solutions as equipment or services on a global basis. The Company's products and services enable connectivity and e-commerce.

        The Company is both an equipment supplier and a service provider, offering turnkey business communications solutions to both the carrier and enterprise segments of the Internet Telephony market. The Company produces gateways, gatekeepers, and edge servers that provide advanced packet switching solutions that significantly reduce the infrastructure costs associated with communications networks. The Company's products are designed, developed, and manufactured by the Company.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Acquisitions
        ------------
        Effective December 9, 1994, the Company acquired all of the outstanding common stock of Lan Performance Labs, Inc. ("LPL") in exchange for 300,002 shares of its common stock. In conjunction with the acquisition, 26,495 shares of Franklin's common stock were issued to certain creditors of LPL in exchange for payables totaling $26,495. This reduction in payables was considered in the allocation of fair market value of the assets acquired and liabilities assumed for purposes of allocating the purchase price. On December 2, 1996 and July 31, 1997, the Company issued an additional 60,987 and 207,066 shares, respectively, of its common stock to resolve a dispute in the final purchase price of LPL. The value of the shares issued of $85,000 and $453,000, respectively, was recorded to excess of cost over fair value of net assets of companies acquired. The 207,066 shares issued on July 31, 1997 have been recorded as common stock committed.

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

        On December 13, 1996, the Company acquired the assets of No. 1 Internet Services ("No. 1") in exchange for 40,000 shares of Franklin's common stock and options to purchase 10,000 shares of Franklin's common stock at $1.25 per share, which was the fair market value on December 2, 1996, exercisable January 1, 1998. In addition, FNet issued 20,000 shares of its common stock valued at $20,000 and granted options to purchase 80,000 shares of FNet common stock, exercisable at the rate of 20,000 shares per year at $1.00 per share in each of the four years beginning January 1, 1998. The acquisition was accounted for as a purchase with the excess of approximately $74,000 of the total acquisition cost over the net assets acquired and liabilities assumed being allocated to excess of cost over fair value of net assets of companies acquired.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


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

        During the year ended June 30, 1998, 160,000 shares of the Company's common stock at a value of $650,000 were returned to the Company and cancelled, as provided under the contract. The remaining excess of cost over fair value of net assets acquired related to the acquisition of $591,000 was reduced to $0.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

        Concentrations of Credit Risk

        The Company sells its products throughout the United States, Canada, Australia, and parts of Europe and South America and extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

        One customer accounted for 76% of the Company's product sales for the year ended June 30, 1999. Three customers accounted for 30%, 13%, and 6% of the Company's product sales for the year ended June 30, 1998. Two customers accounted for 29% and 10% of the Company's product sales for the year ended June 30, 1997. At June 30, 1999, amounts due from one customer amounted to 92% of accounts receivable. At June 30, 1998, amounts due from two customers amounted to 35% and 25% of accounts receivable. At June 30, 1997, amounts due from two customers amounted to 20% and 10% of accounts receivable. One customer, a related party, accounted for 0%, 0%, and 5% of product sales for the years ended June 30, 1999, 1998, and 1997, respectively, and comprised 0% and 0% of accounts receivable at June 30, 1999 and 1998, respectively.

        Export sales, primarily to Canada, Australia, Europe, and South America, represented 9%, 1%, and 6% of net sales for the years ended June 30, 1999, 1998, and 1997, respectively.

        Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates affect the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from these estimates.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


        Impairment of Long-Lived Assets

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no impairment has occurred.

        Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes receivable, notes payable, and capital lease obligations also approximate fair value because current interest rates and terms offered by and to the Company for similar notes and lease agreements are substantially the same.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Property and Equipment

        Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

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

        Stock Options and Warrants

        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

        Excess of Cost Over Fair Value of Net Assets of Companies Acquired

        Excess of cost over fair value of net assets of companies acquired arising in connection with the aforementioned business acquisitions is amortized using the straight-line method over five years. The Company assesses the recoverability of these intangibles on a quarterly basis by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is based on fair value as measured by future cash flows and charged to operations in the period in which goodwill impairment is determined by management. During the years ended June 30, 1998 and 1997, management of the Company determined that $591,000 and $1,584,000, respectively, had been impaired and, accordingly, the Company charged these amounts to operations. Amortization of excess of cost over fair value of net assets of companies acquired for the years ended June 30, 1999, 1998, and 1997 amounted to $0, $0, and $40,000, respectively.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Minority Interest

        Minority interest represents the minority shareholders' proportionate share of the equity of FNet.

        During the year ended June 30, 1997, FNet sold approximately 1,949,500 shares of its stock to outside investors at $1.00 per share and issued 20,000 shares to acquire No. 1 and 76,000 shares for services rendered. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the Securities Act of 1933 provided in Rule 505 of Regulation D. After the issuance of these shares, Franklin's ownership percentage decreased to 71% as of June 30, 1997.

        During the year ended June 30, 1998, FNet sold approximately 362,000 shares of its stock to outside investors at $1.00 per share. It also issued 35,500 shares upon the exercise of 35,500 stock options and 8,000 shares for services rendered valued at $8,000. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the Securities Act of 1933 provided in Rule 505 of Regulation D. In addition, FNet converted a payable for $311,000 to its parent, FTEL, into 310,718 shares of its stock. After the issuance of these shares, Franklin's ownership percentage remained at 71% as of June 30, 1998.

        During the year ended June 30, 1999, FNet sold approximately 60,000 shares of its stock to outside investors at $1.00 per share. It also issued 50,000 shares upon the exercise of 50,000 stock options. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the Securities Act of 1933 provided in Rule 505 of Regulation D. After the issuance of these shares, Franklin's ownership percentage remained at 71% as of June 30, 1999.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Minority Interest (Continued)

        The accompanying consolidated financial statements do not reflect a minority interest liability as of June 30, 1999 and 1998 as FNet, on a stand-alone basis, had a shareholders' deficit as of such dates. The accompanying consolidated statements of operations for the years ended June 30, 1999 and 1998 do not reflect the minority interest's share of FNet's losses for said years as the related accrual would result in the Company's recordation of a minority interest receivable.

        Revenue Recognition

        Revenues are recognized upon shipment of the products to customers. The Company does not allow the right of return on sales.

        Warranties

        The Company provides limited warranties of one year from the date of purchase of its products. A minimal accrual has been made for warranty liabilities because they are not expected to be significant.

        Research and Development Costs

        Research and development costs are expensed as incurred.

        Advertising Costs

        Advertising costs are expensed as incurred and have not been historically material.

        Loss per Share

        For the year ended June 30, 1998, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

        Reclassifications

        Certain amounts in the 1997 and 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

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

        Comprehensive Income

        For the year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

        Recently Issued Accounting Pronouncements

        In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." The Company does not expect adoption of SFAS No. 136 to have a material impact, if any, on its financial position or results of operations.

        In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------



NOTE 2 - CASH AND CASH EQUIVALENTS

        The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. Excess cash is invested in money market accounts, certificates of deposit, and United States Government agency notes. As of June 30, 1999, the uninsured portions of these balances held at the banks aggregated to $1,410,000.

        Income from these investments consists entirely of interest income in the amount of $148,000. The aggregate carrying amount of cash and short-term investments by major types at June 30 is as follows:


                                                                       1999            1998
                                                                 -------------   -------------
               Cash                                              $     969,000   $     538,000
               Money market accounts                                   633,000       1,796,000
               Certificates of deposit                                  35,000       1,362,000
               United Sates Government agency notes                          -       2,054,000
                                                                 -------------   -------------

                  TOTAL                                          $   1,637,000   $   5,750,000
                                                                 =============   =============

NOTE 3 - INVENTORIES

        Inventories at June 30 consisted of the following:

                                                                       1999            1998
                                                                 -------------   -------------

               Raw materials                                     $     980,000   $     260,000
               Work in process                                         510,000         164,000
               Finished goods                                          184,000         247,000
                                                                 -------------   -------------

                  TOTAL                                          $   1,674,000   $     671,000
                                                                 =============   =============

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

        Property and equipment at June 30 consisted of the following:


                                                                       1999            1998
                                                                 -------------   -------------

               Computers and software                            $   1,029,000   $     997,000
               Machinery and equipment                               1,681,000         184,000
               Furniture and fixtures                                  256,000         168,000
                                                                 -------------   -------------

                                                                     2,966,000       1,349,000

               Less accumulated depreciation                           802,000         571,000
                                                                 -------------   -------------

                  TOTAL PROPERTY AND EQUIPMENT                   $   2,164,000   $     778,000
                                                                 =============   =============


NOTE 5 - NOTES RECEIVABLE

     Notes receivable at June 30 consisted of the following:

                                                                       1999            1998
                                                                 -------------   -------------
            Note receivable from customer, bearing interest at
               11.5% per annum, secured by certain
               equipment, and due in August 2001.                $     160,000   $     367,000

            Note receivable from joint venture partner, bearing
               interest at 10% per annum, secured by a personal
               guarantee from the president of the
               joint venture partners, and due in June 1999.           150,000         150,000
                                                                 -------------   -------------

                                                                       310,000         517,000

            Less current portion                                       150,000         241,000
                                                                 -------------   -------------
                 LONG-TERM PORTION                               $     160,000   $     276,000
                                                                 =============   =============

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 6 - ACCRUED LIABILITIES

        Accrued liabilities at June 30 consisted of the following:


                                                                       1999            1998
                                                                 -------------   -------------

               Salaries and related expenses                     $     633,000   $     421,000
               Accrued offering costs                                    6,000         153,000
               Accrued interest payable                                 27,000         130,000
               Accrued sales tax                                       605,000          29,000
               Other accrued liabilities                               612,000         294,000
                                                                 -------------   -------------

                  TOTAL                                          $   1,883,000   $   1,027,000
                                                                 =============   =============


NOTE 7 - NOTES PAYABLE

        Notes payable at June 30 consisted of the following:

                                                                       1999            1998
                                                                 -------------   -------------
            Convertible notes payable to former vendors,
               bearing interest at 12% per annum,
               unsecured, and due in December 1999.              $      24,000   $      24,000

            Notes payable to the chief executive
               officer, non-interest-bearing,
               with payments due through June 2001.                    762,000         632,000
                                                                 -------------   -------------

                                                                       786,000         656,000

               Less current portion                                     24,000         252,000
                                                                 -------------   -------------

                      LONG-TERM PORTION                          $     762,000   $     404,000
                                                                 =============   =============

        The $762,000 due to the Company's CEO represents three separate notes that were consolidated into one non-interest-bearing promissory note on December 31, 1998. The promissory note contains a set repayment plan with payments through June 30, 2001. If the Company violates the plan, the note is due on demand. As of June 30, 1999, the Company has violated the repayment plan, but the Company's CEO has signed a waiver, deferring all payments due until the earlier of June 30, 2000 or upon an acquisition of the Company. As of the date of this report, no acquisition offers have been made.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 7 - NOTES PAYABLE (CONTINUED)

        Future principal payments required under such notes are summarized as follows:



               Year Ending
                  June 30,

                  2000                             $      24,000
                  2001                                   762,000
                                                   -------------
                      TOTAL                        $     786,000
                                                   =============



NOTE 8 - OTHER LIABILITIES

        On February 5, 1993, the Company modified the terms of a note payable to a former supplier with a balance of $572,000 that required the payment of $30,000 in cash and an agreement to pay the former supplier $10 per board manufactured by Franklin up to a total of $700,000. There was no expiration date on the revised agreement. On November 29, 1994, the agreement was further modified. The modified terms are $10 per board sold for $300 and $2 per board sold for $300 or less. The modified agreement was effective through June 1995, and no new modification has been made. At June 30, 1999 and 1998, the Company estimated its future obligation to this supplier to be $0 and $183,000, respectively, under the modified agreement based on the number of boards expected to be sold. Accordingly, management reduced this obligation to $0 and $183,000 during the years ended June 30, 1999 and 1998, respectively, and the Company recognized a gain of $0 and $310,000, respectively. Amounts paid under this agreement totaled approximately $0, $2,000, and $10,000 during the years ended June 30, 1999, 1998, and 1997, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

        Operating Leases and Capital Lease Obligations

        The Company leases its production, warehouse, and administrative facilities under various non-cancelable operating leases that expire through March 2000. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment by the Company of common area costs. All leases have various renewal features. Rent expense related to the operating leases was $170,000, $170,000, and $88,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Operating Leases and Capital Lease Obligations (Continued)

        The Company leases two condominiums from a related party on a month-to-month basis for business travel and employee relocation. Rent expense related to these operating leases was $49,000, $0, and $0 for the years ended June 30, 1999, 1998, and 1997, respectively.

        In connection with the acquisition of Internet Passport, LLC, a limited liability company ("Passport"), the Company assumed six capital leases that were assumed by Passport from two entities owned by the previous sole member of Passport. At June 30, 1997, all six capital leases were in default because of provisions in the leases that prohibited the assignment of the leases. In addition, the assets underlying four of the six leases were sold by Passport for cash, which was not used to repay the principal, prior to its acquisition by the Company. Such sales were also prohibited under the terms of the leases and the lessors had not been informed of such sales. As a result, the lessors had the right to accelerate the payments under all of the leases due to such defaults. During the year ended June 30, 1998, the Company paid off the six leases and recognized a gain of $45,000.

        Litigation

        On July 28, 1997, the Company was named as a defendant in an action brought by AT&T Corp. ("AT&T") against Connect America, a reseller of "800" number services, its officers and affiliates, and several Internet Service Providers, including the Company. The action was brought in the United States District Court for the Central District of California. In general, the complaint alleges that Connect America and its officers fraudulently acquired 800 numbers from AT&T, failed to pay for them, and resold them to the Company and the other Internet Service Providers on a "flat rate" basis, notwithstanding the fact that AT&T's charges for 800 service are typically based on time utilized. The claims against the Company and the other Internet Service Providers are based on unjust enrichment on the theory that the Company and the other Internet Service Providers knew or should have known the flat rate 800 service was unavailable. In addition to injunctive relief against Connect America and its officers, the complaint seeks damages of $7,400,000, punitive damages, and attorneys' fees. The Company has settled the action. Per the settlement, terms of the agreement may not be disclosed. However, the terms of the settlement will not materially affect the operating results or financial position of the Company in future periods.

        The Company is also involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Dealer Agreement

        In March 1996, FNet entered into a dealer agreement with an individual (the "Dealer"), whereby the Dealer would be granted the exclusive right by FNet to market, sell, or otherwise offer certain services and goods to customers within the Dealer's territory, as defined. In connection with this agreement, the Dealer paid $45,000 to FNet as consideration for the rights described above. The Dealer was to receive commissions at rates ranging from 10% to 30% based on certain terms and conditions.

        In September 1996, FNet and the Dealer entered into a mutual general release, whereby both parties were released from all claims pursuant to the agreement. In connection therewith, the Company converted $20,000 of the monies paid by the Dealer to FNet, as noted above, to 23,350 shares of the Company's common stock as consideration for the mutual general release. Such shares are considered to be committed as of June 30, 1996.

        License Agreements

        Satellite Services
        In March 1997, one of the Company's subsidiaries, Passport, entered into a Memorandum of Understanding with DigitalXPress LLC ("DigitalXPress"), a purveyor of video and data network satellite services. Under the terms of the agreement, Passport and DigitalXPress will jointly develop a product line, to be called "XPressNet," to furnish Internet connectivity to the products currently marketed by DigitalXPress and to combine marketing efforts for certain customers, applications and products. In December 1997, the Memorandum of Understanding was cancelled.

        In May 1997, one of the Company's subsidiaries, FNet, entered into a licensing and joint development agreement with Peak Technologies, Inc. ("Peak"), by which Peak granted FNet a license to use Peak's Java-based PeakJet Internet browser accelerator in FNet's Internet service. In addition, FNet is to provide a customized version of the PeakJet technology as a component in the Franklin XPress satellite product line offered in conjunction with DigitalXPress. Under the agreement, FNet is to issue 50,000 shares of its common stock to Peak.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        License Agreements (Continued)

        Software

        During November 1997, the Company entered into a contract for software development and a worldwide license agreement with a software development company which was amended in May 1998 to include additional software. The license agreement provides for a three-year term and may be extended on a year-to-year basis thereafter. In addition to the fixed fee of $285,000, there is a royalty of $0.75 per port for each personal computer board sold containing the licensed software. As of June 30, 1999, $5,112 had been paid under the terms of the license agreement.

        During January 1998, the Company entered into a worldwide license, manufacturing, and sales agreement with a third party for certain Digital Signal Processing board designs. The license fee consists of an up-front fixed payment of $30,000, plus a royalty of $100 per board manufactured directly, or by contract, up to a maximum total royalty of $200,000. In addition, the Company licensed certain software to the third party at a royalty rate of $1.00 per port. As of June 30, 1999, $97,800 had been paid and $0 had been received under the terms of the license agreement.

        During March 1998, the Company entered into a five-year, worldwide license agreement with a company to use certain software of this company to create software for sale to third parties. The Company must pay a license fee of $35,000, a royalty of $10 per port, and an annual program maintenance and support services fee of $10,000. At June 30, 1999, $1,360 had been paid under the license agreement.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Employment Agreements

        The Company has entered into employment agreements with certain officers/directors/shareholders of FTEL and FNet for terms from two to six years. A portion of the compensation paid pursuant to these agreements is paid semi-monthly, and a portion is deferred and therefore included in accrued salaries and related expenses in the accompanying consolidated balance sheets.

NOTE 10 - SHAREHOLDERS' EQUITY

        Stock Option Plans

        The Company adopted an Incentive Stock Option Plan ("Plan A") and Nonqualified Stock Option Plan ("Plan B") (the "1986 Plans"). Plan A provides for the granting of options to purchase shares of common stock that are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code, and Plan B provides for the granting of options to purchase shares of common stock that are not intended to qualify. The 1986 Plans provide for the issuance of up to 700,000 shares in the aggregate at fair market value.

        During the year ended June 30, 1989, the Company adopted the 1988 Stock Option Plan (the "1988 Plan"). Under the terms of the plan, options to purchase 300,000 shares of the Company's common stock are available for issuance to employees, officers, and directors. Options granted may be either incentive stock options or non-statutory options. The exercise price of the incentive stock options and non-statutory options may not be greater or less than 110% and 85%, respectively, of the fair market value of the Company's common stock at the date of grant.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        Options granted under all of the aforementioned plans vest in accordance with the terms established by the Company's stock option committee. All such options granted to date have vesting periods of between two to four years and generally terminate at the earlier of one year beyond the end of the option period or termination of employment.

        During the year ended June 30, 1999, certain outstanding options granted to employees in prior years were repriced on October 14, 1998. Per SFAS No. 123, the Company should incur additional compensation cost for the excess of the fair value of the modified options issued over the value of the original options at the date of the exchange. The Company thus added that incremental amount to the remaining unrecognized compensation cost for the original options at the June 30, 1999 pro forma disclosure and recognized the total amount over the remaining years of the remaining life of the options. The remaining expected life of the options is five years at June 30, 1999.

        On December 13, 1996, the Company granted options to purchase 1,000,000 shares of the Company's common stock to key management employees, which were fully vested on the date of grant. The option price was set at $1.31 per share, the fair value of the underlying shares. The options are not included in the stock option plans below. These options were repriced to $0.44 per share on October 14, 1998.

        On April 24, 1998 and May 26, 1998, the Company granted options to purchase 300,000 and 165,000 shares, respectively, of the Company's common stock to key management employees which vest from two to four years from the date of grant. The option price was set at $2.59 and $2.69 per share, respectively, the fair value of the underlying shares. The options are not included in the stock option plans below. These options were repriced to $0.44 per share on October 14, 1998.

        On October 14, 1998, the Company granted options to purchase 1,300,000 shares of the Company's common stock to key management employees, which vest over four years from the date of grant. The option price was set at $0.44 per share, the fair value of the underlying shares. The options are not included in the stock option plans below.

        In addition, the Company has also issued options in connection with the acquisition of No. 1 as discussed in Note 1.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        Activity for the 1986 Plans, the 1988 Plan, the 1993 Plan, the 1994 Plan, and the 1998 Plan is as follows:



                                                                                     Weighted-
                                                                                     Average
                                                                                     Exercise
                                                                     Shares            Price
                                                                    ----------       ---------

               Outstanding, June 30, 1996                            2,747,500       $    0.35
                  Granted                                              248,000       $    1.59
                  Exercised                                           (335,000)      $    0.39
                  Canceled                                            (150,000)      $    0.10
                                                                    ----------

               Outstanding, June 30, 1997                            2,510,500       $    0.49
                  Granted                                              626,500       $    2.66
                  Exercised                                           (934,250)      $    0.40
                  Canceled                                             (37,500)      $    1.19
                                                                    ----------

               Outstanding, June 30, 1998                            2,165,250       $    1.14
                  Granted                                            1,452,000       $    0.63
                  Exercised                                           (281,750)      $    0.42
                  Canceled                                            (268,750)      $    2.60
                                                                    ----------

                      OUTSTANDING, JUNE 30, 1999                     3,066,750       $    0.83
                                                                    ==========

                      EXERCISABLE AT JUNE 30, 1999                   1,367,125       $    0.24
                                                                    ==========

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------



NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        The exercise prices for the options outstanding at June 30, 1999 ranged from $0.10 to $3.22. The weighted-average remaining contractual life of the options outstanding at June 30, 1999 is 6.0 years, and information relating to these options is as follows:


                                                       Weighted-         Weighted-     Weighted-
                                                        Average           Average       Average
                                                       Remaining          Exercise      Exercise
                             Stock         Stock      Contractual           Price         Price
              Exercise     Options       Options    Life of Options      of Options    of Options
               Price    Outstanding    Exercisable   Outstanding      Outstanding    Exercisable
         ------------   -----------    -----------   -----------      -----------    -----------

         $0.10 - 0.44      2,939,750      1,367,125    5.91 years       $   0.35      $   0.24
         $0.45 - 3.22        127,000              -    7.96 years       $   2.58      $      -
                        ------------  -------------

                           3,066,750      1,367,125
                        ============  =============


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

        On December 2, 1996, the Company granted options to purchase 80,000 shares of FNet's common stock to key management employees, which were fully vested on the date of grant. The option price was set at $1.00 per share, the fair value of the underlying shares. The options are not included in the stock option plan below.

        On May 10, 1998, the Company granted options to purchase 300,000 shares of FNet's common stock to a key management employee, which were fully vested on the date of grant. The option price was set at $1.00 per share, the fair value of the underlying shares. The options are not included in the stock option plan below.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

       Stock Option Plans (Continued)

        Activity for the FNet Plan is as follows:


                                                                                       Weighted-
                                                                                       Average
                                                                                       Exercise
                                                                     Shares            Price
                                                                 -------------      -------------

               Outstanding, June 30, 1996                              448,000       $    1.00
                  Granted                                            2,106,000       $    1.00
                                                                 -------------

               Outstanding, June 30, 1997                            2,554,000       $    1.00
                  Granted                                            3,633,000       $    1.00
                  Exercised                                            (35,500)      $    1.00
                  Expired/cancelled                                   (532,500)      $    1.00
                                                                 -------------

               Outstanding, June 30, 1998                            5,619,000       $    1.00
                  Granted                                            1,114,000       $    1.00
                  Exercised                                            (12,000)      $    1.00
                  Expired/cancelled                                 (3,450,000)      $    1.00
                                                                 -------------

                      OUTSTANDING, JUNE 30, 1999                     3,271,000       $    1.00
                                                                 =============

                      EXERCISABLE AT JUNE 30, 1999                   1,754,250       $    1.00
                                                                 =============



The weighted-average remaining contractual life of the options outstanding at June 30, 1999 is 2.01 years.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation options other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                            Year Ended June 30,
                          ---------------------------------------------------
                                 1999             1998                1997
                          --------------     --------------     --------------
Net loss
   As reported            $  (2,413,000)     $  (4,507,000)     $  (2,824,000)
   Pro forma              $  (3,343,268)     $  (4,804,000)     $  (3,925,000)
Loss per common share
   As reported            $       (0.11)     $       (0.29)     $       (0.23)
   Pro forma              $       (0.15)     $       (0.31)     $       (0.32)

        Included in the year ended June 30, 1997 is the effect of the aforementioned 1,000,000 options issued to key employees on December 13, 1996 to purchase the Company's common stock which were fully vested on the date of grant. Compensation expense under SFAS No. 123 for the year ended June 30, 1997 of $945,000 was charged to pro forma net loss for the entire estimated fair market value of the 1,000,000 options awarded.

        These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before June 30, 1996. The pro forma amounts take into account the pro forma compensation expense of the FTEL and FNet options. The fair value of the FTEL options issued to employees described above was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 1999, 1998, and 1997: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 100%, 60%, and 100%, respectively; risk-free interest rates of 5.60%, 5.54%, and 6.20%, respectively; and expected lives of four, four, and four, respectively. The weighted-average fair value of options granted during the years ended June 30, 1999, 1998, and 1997 were $0.34, $0.99, and
        $1.09, respectively, and the weighted-average exercise price was $0.63, $2.66 and $1.59, respectively.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        The fair value of the FNet options issued to employees described above was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the years ended June 30, 1999 and 1998: dividend yields of 0% and 0%, respectively; risk-free interest rates of 5.8% and 6.2%, respectively; and expected lives of four and four years, respectively. The weighted-average fair value of options granted during the years ended June 30, 1999 and 1998 was $0.20 and $0.99, respectively, and the weighted-average exercise price was $1.00 and $1.00, respectively.

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

        Warrants

        In May 1995, in connection with the 1995 Private Placement, the Company entered into an investment banking agreement with an unrelated entity, whereby the Company granted to the investment banker warrants to purchase 600,000 shares, as amended, of the Company's common stock at an exercise price of $1.35 per share. The warrants vested over a twelve-month period and include demand and piggy back registration rights after a period of 24 months from the date of the agreement. The warrants and/or underlying shares may be exercised anytime after two years and for a period of four years from the date of the agreement. As of June 30, 1999, 1998, and 1997, 600,000, 600,000, and 0 of these warrants, respectively, had been exercised.

        In connection with the 1995 Private Placement, during the years ended June 30, 1996 and 1995, the Company issued 2,380,000 and 220,000 warrants, respectively, to purchase shares of the Company's common stock. The exercise price of the warrants was $0.50, as amended, if exercised on or before March 24, 1996 and $1.25 if exercised after March 24, 1996 but on or before September 30, 1998 (the expiration date). There was no additional expense recorded in connection with the issuance of the warrants as the exercise price approximated the fair value at the date of issuance, as determined by management of the Company, of the underlying stock at the date of issuance. For the years ended June 30, 1999, 1998, and 1997, 113,250, 1,841,750, and 400,000 warrants, respectively, were exercised leaving a remaining balance of 100,000 unexercised as of June 30, 1999.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Issuances

        During the year ended June 30, 1999, the Company completed the following significant common stock transactions of previously unissued common shares:

- The Company sold 444,725 shares at prices ranging from $0.50 to $2.27 for total cash of $474,000.

- Issued 5,543,468 shares valued at $4,856,000 upon the conversion of 548 shares of its Series C preferred common stock valued at $4,856,000.

-    The Company sold 570,000 shares valued at $200,000 to the Company's CEO.

-    Issued 121,356 shares for services valued at $64,000.

- Issued 21,524 shares in connection with the exercise of warrants, whereby the option holders issued notes receivable in favor of the Company for $22,000.

- Issued 215,514 shares in connection with the exercise of stock options, whereby the option holders issued notes receivable in favor of the Company for $216,000.

- Issued 60,625 shares in connection with the exercise of stock options for cash of $29,000.

- Issued or committed to issue 408,000 shares in connection with the exercise of warrants for cash of $467,000.

     During the year ended June 30, 1998, the Company completed the following significant common stock transactions of previously unissued common shares:

- Received 23,818 shares of its common stock valued at $161,000 from certain officers of the Company as consideration to exercise stock options for 400,000 shares also valued at $161,000.

- In connection with the 1997 Private Placement, the Company sold 333,333 units for $1,000,000. Each unit consists of one share and one warrant to purchase one share of the Company's common stock at an exercise price of $5.00 per share, exercisable after October 1, 1998. The warrants expire October 2, 2001. The Company paid no commissions or fees in connection with this private placement. During the year ended June 30, 1999, 287,333 of the warrants were cancelled.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Issuances (Continued)

- Issued 345,500 shares in connection with the exercise of stock options, whereby the option holders issued notes receivable in favor of the Company for $315,950.

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

- In December 1996 and July 1997, issued an additional 60,987 and 207,066 shares, respectively, of the Company's common stock to former shareholders of LPL at a value of $85,000 and $453,000, respectively.

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

- In connection with the acquisition of Passport, issued 600,000 shares of common stock for a value of $1,275,000 and assumed certain liabilities of $411,000. In addition, on March 24, 1997, the Company issued an additional 7,900 shares of common stock, valued at $14,000, to satisfy certain obligations of Passport.

- Issued 380,000 shares in connection with the exercise of warrants for $190,000.

- Issued 335,000 shares in connection with the exercise of stock options. 243,250 shares were issued upon the exercise of options, whereby the option holders issued notes receivable in favor of the Company in the amount of 129,000. 30,000 shares were issued upon the exercise of options, whereby the option holder performed services valued at $3,000. The remaining 61,750 shares were issued for cash of $6,000.

     Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its shareholders as a result of its accumulated deficit as of June 30, 1999.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

     Convertible Preferred Stock

     During the year ended June 30, 1998, the Company issued 740 shares of its Series C convertible preferred stock in a private placement for $7,400,000. 20% of the shares held may be converted to common stock four months after issuance with an additional 20% eligible for conversion each month thereafter, in which the limitation on conversion ends nine months after issuance. Any unconverted shares will be automatically converted to common shares at the later of either 18 months from issuance, the Company's common stock being traded on a national exchange, or the filing of a registration statement covering the resale of the common shares issued upon conversion. Series C shares do not pay dividends and do not have voting rights. The shares are convertible into shares of common stock at a conversion price of $4.64 per share, subject to certain adjustments relating to the market price of the underlying common stock. Each preferred share is accompanied by a warrant that is exercisable to purchase shares of common stock of the Company's subsidiary, FNet, and which, under certain circumstances, may be exercisable to acquire shares of common stock of the Company at the exercise price of $4.64 during September 1998. As of June 30, 1999, all shares of preferred stock have been converted to common stock. On September 30, 1998, 995,510 of the warrants were converted into warrants exercisable to acquire the Company's common stock, leaving 668,104 warrants exercisable to acquire FNet's common stock. The warrants expire November 24, 2002. No warrants have been exercised at June 30, 1999.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES

     The tax effects of temporary differences that give rise to deferred taxes at June 30 are as follows:


                                                                     1999            1998
                                                               -------------   -------------
        Deferred tax assets

          Accounts receivable, principally due to allowance
           for doubtful accounts                                  $   42,000       $    3,000
          Goodwill                                                   530,000          317,000
          Compensated absences and deferred salaries,
           principally due to accrual for financial reporting
           purposes                                                  233,000          146,000
          Bad debt                                                         -            3,000
          Inventories, principally due to additional costs
           inventoried for tax purposes pursuant to the
           Tax Reform Act of 1986 and allowance for
           inventory obsolescence                                    113,000           34,000
          Accrued warranty                                             5,000            5,000
          General business tax credit carryforwards                  335,000          335,000
          Net operating loss carryforwards                         5,621,000        4,972,000
                                                               -------------    -------------

        Total gross deferred tax assets                            6,879,000        5,815,000
        Less valuation allowance                                   6,759,000        5,763,000
                                                               -------------    -------------

        Net deferred tax assets                                      120,000           52,000

        Deferred tax liabilities
          Plant and equipment, principally due to
           differences in depreciation                               120,000           52,000
                                                               -------------    -------------

             NET DEFERRED TAX LIABILITY                           $        -       $        -
                                                               =============    =============

        The valuation allowance increased by approximately $996,000 and $2,177,000 during the years ended June 30, 1999 and 1998, respectively. No provision for income taxes for the years ended June 30, 1999, 1998, and 1997 is required, except for minimum state taxes, since the Company incurred losses during such years.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------



NOTE 11 - INCOME TAXES (CONTINUED)

        Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following:

                                                1999            1998             1997
                                            -----------      -----------      -----------
Computed "expected" tax benefit             $  (818,000)     $(1,572,000)     $(1,450,000)
Increase in income taxes resulting from
  Other                                           4,000            4,000               --
  Change in the beginning-of-the-
   year balance of the valuation
   allowance for deferred tax assets
   allocated to income tax expense              814,000        1,568,000        1,450,000
  State income taxes                              7,000            3,000            2,000
                                            -----------      -----------      -----------

     TOTAL                                  $     7,000      $     3,000      $     2,000
                                            ===========      ===========      ===========


        As of June 30, 1999, the Company had consolidated net operating loss carryforwards of approximately $15,518,000 and $5,902,000 for federal and state income tax reporting purposes, respectively, which expire in varying amounts through 2014. The Company also has general business tax credit carryforwards of approximately $310,000 and $24,000 available to offset against future federal and state income taxes, respectively, which expire at various times through 2014. Should a substantial change in the Company's ownership occur, there could be an annual limitation on the amount of the net operating loss carryforwards available for use in the future.

NOTE 12 - RELATED PARTY TRANSACTIONS

        The Company recorded sales of approximately $0, $0, and $82,000 to an entity affiliated with a shareholder of the Company during the years ended June 30, 1999, 1998, and 1997, respectively.

        During the years ended June 30, 1999, 1998, and 1997, the Company issued notes payable to the chief executive officer/majority shareholder for $0, $129,000, and $212,000, respectively, for accrued compensation.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

        At June 30, 1999, 1998, and 1997, certain
        officers/directors/shareholders of the Company had been granted 1,459,500, 1,352,500, and 1,600,000 stock options, respectively, in the FTEL stock option plans, of which 0, 1,050,000, and 1,200,000 stock options were exercisable, respectively, at exercise prices between $0.10 and $3.66 per share. In addition, the same officers/directors/shareholders had been granted 1,300,000, 965,000, and 650,000 stock options outside the FTEL plans at June 30, 1999, 1998, and 1997, respectively, of which 0, 500,000, and 650,000 stock options were exercisable, respectively, at exercise prices between $0.44 and $2.69.

        At June 30, 1999, 1998, and 1997, certain
        officers/directors/shareholders of the Company held 1,600,000, 2,300,000, and 650,000 stock options, respectively, in the FNet stock option plan, of which 1,317,000, 512,525, and 300,000 stock options were exercisable, respectively, at an exercise price of $1.00. In addition, the same officers/directors/shareholders had been granted 0, 300,000, and 0 stock options outside the FNet plan at June 30, 1999, 1998, and 1997, respectively, of which 0, 0, and 0 stock options were exercisable, respectively, at an exercise price of $1.00.

NOTE 13 - 401(K) PLAN

        The Company sponsors a 401(k) plan which includes a deferred feature under section 401(k) of the Internal Revenue Code (the "Plan"). The Plan covers all full-time employees of the Company. Contributions to the plan are at the discretion of the Company's Board of Directors, but limited to the amounts allowable for federal income tax purposes. Under the section 401(k) portion of the Plan, employees may elect to contribute up to 15% of their compensation. The Company did not make any contributions to the Plan during the years ended June 30, 1999, 1998, and 1997.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------

NOTE 14 - LINES OF BUSINESS


     The Company operates in two major lines of business: the manufacture and distribution of data communications and connectivity products ("Franklin") and Telephone and Internet services ("FNet"). Information concerning operations in these lines of business is as follows:


                                        For the Year Ended
                                             June 30,
                                  ------------------------------
                                      1999              1998
                                  ------------      ------------
Net sales
   Franklin                       $  8,745,000      $    778,000
   FNet                              1,886,000           599,000
                                  ------------      ------------

       TOTAL                      $ 10,631,000      $  1,377,000
                                  ============      ============

Operating losses
   Franklin                       $   (104,000)     $ (3,257,000)
   FNet                             (2,378,000)       (1,707,000)
                                  ------------      ------------

       TOTAL                      $ (2,482,000)     $ (4,964,000)
                                  ============      ============

Identifiable assets
   Franklin                       $  7,039,000      $  7,175,000
   FNet                              2,396,000         1,717,000
                                  ------------      ------------

       TOTAL                      $  9,435,000      $  8,892,000
                                  ============      ============

Capital expenditures
   Franklin                       $    130,000      $    315,000
   FNet                              1,540,000            54,000
                                  ------------      ------------

       TOTAL                      $  1,670,000      $    369,000
                                  ============      ============

Depreciation and amortization

   Franklin                       $    224,000      $     81,000
   FNet                                210,000            86,000
                                  ------------      ------------

       TOTAL                      $    434,000      $    167,000
                                  ============      ============

        Segment information is not shown for the year ended June 30, 1997 because the Internet business was not material to the operations of the Company.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


NOTE 14 - LINES OF BUSINESS (CONTINUED)

        Pro Forma Information (unaudited)

        The Company acquired Passport on February 28, 1997. All other business acquisitions have been de minimis; therefore, the Passport pro forma information has been reflected herein on a disaggregated basis. In the opinion of management, there are no pro forma adjustments necessary to the historical statements of operations for the year ended June 30, 1997, assuming that the acquisition occurred at the beginning of the year, except for showing the effects of the addition of the goodwill and its subsequent write-off. Because of the one-time unusual nature of the goodwill write-off, management believes that the pro forma statement of operations information is better reflected exclusive of such write-off as follows for the year ended June 30, 1997:


Historical net loss                                              $(2,824,000)
Add goodwill write-down related to Passport                          835,000
                                                                 -----------
Adjusted historical net loss                                      (1,989,000)
Add Passport losses prior to acquisition                            (171,000)

   PRO FORMA NET LOSS EXCLUSIVE OF GOODWILL                      $(2,160,000)
                                                                 ===========
Adjusted historical net loss per share exclusive of goodwill
   write-down                                                    $     (0.16)
Impact of Passport loss                                                (0.01)

       PRO FORMA NET LOSS PER SHARE EXCLUSIVE OF GOODWILL        $     (0.17)
                                                                 ===========


NOTE 15 - YEAR 2000 ISSUE

        The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

        The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

        Based on the review of the computer systems, management has accrued $70,000 for the estimated costs to ensure Year 2000 compliance, which is included in Accrued Liabilities.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


NOTE 16 - SUBSEQUENT EVENTS

        Subsequent to June 30, 1999, the Company entered into an equity line of credit for the sale of up $6,500,000 of common stock.

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

Dated: September 15, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                    TITLE                     DATE
------------------------      -----------------------     -------------------
(1) Principal Executive
Officer
    /s/ FRANK W. PETERS       Chief Executive Officer     September 15, 1999
------------------------      and a Director
        Frank W. Peters


(2) Principal Financial
and Accounting Officer

     /s/ THOMAS RUSSELL       Chief Financial Officer     September 15, 1999
------------------------      and a Director
         Thomas Russell


(3) Directors

    /s/ PETER S. BUSWELL      President and a Director   September 15, 1999
------------------------
        Peter S. Buswell


    /s/   ROBERT S. HARP      Director                    September 15, 1999
------------------------
          Robert S. Harp


    /s/   HERB MITCHELL       Director                    September 15, 1999
------------------------
          Herb Mitchell


EXHIBIT INDEX

Exhibit No.                      Description
27.1                             Financial Data Schedule