Form 10-K/A
period 1999-06-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 1999-10-15
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K

                                 ---------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11616

                        FRANKLIN TELECOMMUNICATIONS CORP.
              -----------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter

                                 ---------------

         California                                      95-3733534
-------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S.Employer
 incorporation or organization)                      Identification No.)


             733 Lakefield Road, Westlake Village, California 91361
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (805) 373-8688

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class           Name of each exchange
              -------------------          -----------------------
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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                 Form 10-K. [X]

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

Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits

    23.1 Consent of Singer Lewak Greenbaum & Goldstein LLP



                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FRANKLIN TELECOMMUNICATIONS CORP.


                                      By  /s/  FRANK W. PETERS
                                        ----------------------------------------
                                               Frank W. Peters
                                               Chief Executive Officer

Dated: October 15, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                                TITLE                      DATE
---------------------------------        -----------------------------    ---------------
(1) Principal Executive Officer

          /s/ FRANK W. PETERS            Chief Executive Officer and a    October 15, 1999
          --------------------            Director
               Frank W. Peters

(2) Principal Financial and Accounting Officer

         /s/ THOMAS RUSSELL              Chief Financial Officer and a    October 15, 1999
          -------------------             Director
               Thomas Russell

(3) Directors

         /s/ PETER S. BUSWELL            President and a Director         October 15, 1999
          ---------------------
               Peter S. Buswell

           /s/ ROBERT S. HARP            Director                         October 15, 1999
          --------------------
                Robert S. Harp

           /s/ HERB MITCHELL             Director                         October 15, 1999
          --------------------
                 Herb Mitchell