Form 10-Q
period 1999-09-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 1999-11-15
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK              OUTSTANDING AT NOVEMBER 5, 1999
-----------------------------------              -------------------------------
Common Stock, no par value                                  28,258,258

Index

Franklin Telecommunications Corp.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated Balance Sheets -
        September 30, 1999 (Unaudited) and  June 30, 1999

        Consolidated Statements of Operations (Unaudited) -
        Three months ended September 30, 1999 and 1998

        Consolidated Statements of Cash Flows (Unaudited) -
        Three months ended September 30, 1999 and 1998

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Statements


               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND JUNE 30, 1999

                                                                          SEPTEMBER 30,        JUNE 30,
                                                                              1999               1999
                                                                          -------------      ------------
                                                                           (UNAUDITED)
                                     ASSETS
Current assets
  Cash and cash equivalents ........................................      $  1,185,000       $  1,637,000
  Accounts receivable, less allowance for doubtful accounts of
    $1,412,000 (unaudited) and $106,000, respectively ..............         1,429,000          2,610,000
  Other receivables ................................................            88,000            137,000
    Current portion of note receivable .............................           150,000            150,000
  Inventories (Note 2) .............................................         1,739,000          1,674,000
  Prepaid expenses .................................................            94,000             81,000
                                                                          ------------       ------------
    Total current assets ...........................................         4,685,000          6,289,000
                                                                          ------------       ------------
Property and equipment
  Machinery and equipment ..........................................         1,772,000          1,681,000
  Furniture and fixtures ...........................................           256,000            256,000
  Computers and software ...........................................         1,075,000          1,029,000
                                                                          ------------       ------------
                                                                             3,103,000          2,966,000
  Less accumulated depreciation ....................................           927,000            802,000
                                                                          ------------       ------------
    Total property and equipment ...................................         2,176,000          2,164,000
                                                                          ------------       ------------
Note receivable, net of current portion ............................           160,000            160,000
Other assets .......................................................           854,000            822,000
                                                                          ------------       ------------
    Total assets ...................................................      $  7,875,000       $  9,435,000
                                                                          ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt (majority due to a related
     party) ........................................................      $     24,000       $     24,000
  Accounts payable .................................................           559,000          1,027,000
  Accrued liabilities (Note 3) .....................................         1,712,000          1,883,000
                                                                          ------------       ------------
    Total current liabilities ......................................         2,295,000          2,934,000
Long-term debt, (majority due to a related party) net of
   current portion .................................................           762,000            762,000
                                                                          ------------       ------------
    Total liabilities ..............................................         3,057,000          3,696,000
                                                                          ------------       ------------
Contingencies (Note 4)
Shareholders' equity
  Preferred stock, no par value 10,000,000 shares authorized,
     Convertible Series C -0- (unaudited) and -0- shares issued
     and outstanding ...............................................               -0-                -0-
  Common stock, no par value 90,000,000 shares authorized
     28,161,904 (unaudited) and 25,796,726 shares issued and
     outstanding ...................................................        23,742,000         21,628,000
  Common stock committed, no par value 10,000 (unaudited) and
     10,000 shares committed but not yet issued ....................             6,000              6,000
  Accumulated deficit ..............................................       (18,930,000)       (15,895,000)
                                                                          ------------       ------------
    Total shareholders' equity .....................................         4,818,000          5,739,000
                                                                          ------------       ------------
    Total liabilities and shareholders' equity .....................      $  7,875,000       $  9,435,000
                                                                          ============       ============



   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                      -------------------------------
                                                          1999               1998
                                                      ------------       ------------
                                                       (UNAUDITED)        (UNAUDITED)
Sales
    Product ....................................      $    305,000       $    672,000
    Telephone and Internet services ............           470,000            261,000
                                                      ------------       ------------
        Total sales ............................           775,000            933,000
                                                      ------------       ------------
Cost of sales
    Product ....................................           269,000            278,000
    Telephone and Internet services ............           413,000            185,000
                                                      ------------       ------------
        Total cost of sales ....................           682,000            463,000
                                                      ------------       ------------
Gross profit ...................................            93,000            470,000
                                                      ------------       ------------
Operating expenses
    Research and development expenses ..........           474,000            418,000
    Selling, general, and administrative
      Expenses .................................         2,639,000          1,192,000
                                                      ------------       ------------
        Total operating expenses ...............         3,113,000          1,610,000
                                                      ------------       ------------
Loss from operations ...........................        (3,020,000)        (1,140,000)
                                                      ------------       ------------
Other income (expense)
    Interest income ............................             8,000             60,000
    Interest expense ...........................            (1,000)           (12,000)
    Loss on disposal of property and
      equipment ................................           (24,000)                --
    Other income ...............................             2,000              3,000
                                                      ------------       ------------
        Total other income .....................           (15,000)            51,000
                                                      ------------       ------------
Loss before provision for income taxes and
  minority interest ............................        (3,035,000)        (1,089,000)
Provision for income taxes .....................                --              1,000
                                                      ------------       ------------
Loss before minority interest ..................        (3,035,000)        (1,090,000)
Minority interest in subsidiary ................                --            (75,000)
                                                      ------------       ------------
Net loss .......................................      $ (3,035,000)      $ (1,165,000)
                                                      ============       ============
Basic net loss per common share ................      $       (.12)      $       (.06)
                                                      ============       ============
Diluted net loss per common share ..............      $       (.12)      $       (.06)
                                                      ============       ============
Weighted average common shares
  outstanding used to compute basic and
    diluted net loss per common share ..........        26,503,814         18,879,224
                                                      ============       ============



   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             -----------------------------
                                                                 1999              1998
                                                             -----------       -----------
                                                             (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................      $(3,035,000)      $(1,165,000)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization .....................          203,000            57,000
    Minority interest .................................               --            75,000
    Stock issued for services rendered ................           82,000                --
    Loss on disposal of property and equipment ........           24,000                --
(Increase) decrease in
    Accounts receivable ...............................        1,181,000          (629,000)
    Other receivables .................................           49,000            (6,000)
    Inventories .......................................          (65,000)           (1,000)
    Prepaid expenses ..................................          (13,000)          (97,000)
Increase (decrease) in
    Accounts payable ..................................         (468,000)          139,000
    Accrued liabilities ...............................         (171,000)          (88,000)
                                                             -----------       -----------
Net cash used in operating activities .................       (2,213,000)       (1,715,000)
                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment ...................         (178,000)         (542,000)
Disposal of property and equipment ....................           16,000                --
Other assets ..........................................         (108,000)          (79,000)
                                                             -----------       -----------
Net cash used in investing activities .................         (270,000)         (621,000)
                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Company stock ...................        1,891,000             1,000
Proceeds from sale of minority stock in
  Consolidated subsidiary .............................           53,000            18,000
Proceeds from exercise of stock options and warrants ..           87,000                --
                                                             -----------       -----------
Net cash provided by financing activities .............        2,031,000            19,000
                                                             -----------       -----------
Net decrease in cash and cash equivalents .............         (452,000)       (2,317,000)
Cash and cash equivalents, beginning of the period ....        1,637,000         5,750,000
                                                             -----------       -----------
Cash and cash equivalents, end of the period ..........      $ 1,185,000       $ 3,433,000
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                                1999              1998
                                                             -----------       -----------
                                                             (unaudited)       (unaudited)

Interest paid .........................................      $        --       $        --
                                                             ===========       ===========
Income taxes paid .....................................      $        --       $        --
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

  Basis of Presentation

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Loss Per Common Share

       The Company calculates loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended September 30, 1999, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

NOTE 2--INVENTORIES

    Inventories consisted of the following:

                                   SEPTEMBER 30,     JUNE 30,
                                       1999            1999
                                   -------------    ----------
                                    (UNAUDITED)
    Raw materials ............      $  978,000      $  980,000
    Work in process ..........         170,000         510,000
    Finished goods ...........         591,000         184,000
                                    ----------      ----------
        Total ................      $1,739,000      $1,674,000
                                    ==========      ==========

NOTE 3--ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                        SEPTEMBER 30,     JUNE 30,
                                            1999            1999
                                        -------------    ----------
                                         (UNAUDITED)
Salaries and related expense ......      $  549,000      $  633,000
Accrued offering costs ............           6,000           6,000
Accrued interest payable ..........          28,000          27,000
Accrued sales tax .................         671,000         605,000
Other accrued liabilities .........         458,000         612,000
                                         ----------      ----------
        Total .....................      $1,712,000      $1,883,000
                                         ==========      ==========

NOTE 4--CONTINGENCIES

        The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 5--RECENT SALE OF EQUITY SECURITIES

         During the three months ended September 30, 1999, the Company sold and issued 1,974,563 restricted shares of common stock to existing shareholders at prices ranging from $1.03 to $2.05 per share. These shares were issued under
Section 4(2) of the Securities Act of 1933.

         During the three months ended September 30, 1999, the Company issued 253,766 shares of common stock from the exercise of employee options at prices ranging from $0.10 to $0.44 per share.

         During the three months ended September 30, 1999, the Company issued 74,716 restricted shares of common stock to an employee in lieu of salaries at a price of $1.10 per share.

         During the three months ended September 30, 1999, the Company issued 62,131 shares of common stock from the exercise of warrants at prices ranging from $0.78 to $1.25 per share.

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

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1999 Compared To Three Months Ended September 30, 1998

    Net Sales. Net sales decreased by $158,000, or 17%, from $933,000 in the three months ended September 30, 1998 to $775,000 in the three months ended September 30, 1999. The decrease is due to both a reduction in sales of DVG hardware systems to a major customer, partially offset by increasing telephone revenue from the Company's subsidiary FNet. The revenue mix for the three months ended September 30, 1999 consisted of 61% Telephone and Internet services revenue and 39% hardware product sales.

    Gross Profit. Gross profit decreased as a percentage of net sales to 12% for the three months ended September 30, 1999, from a gross profit of 50% of net sales for the corresponding period of 1998. The gross profit percentage decrease can be attributed to a higher ratio of lower margin service revenue and a fixed hardware overhead spread over a smaller sales base.

    Operating Expenses. Operating expenses increased by $1,503,000, or 93%, from $1,610,000 in the three months ended September 30, 1998 to $3,113,000 in the three months ended September 30, 1999. The primary reason for the increase was due to a one time increase in the allowance for doubtful accounts of $1,284,000 for the receivable of a major customer. The major customer's current financial condition and certain events relating to the customer, occurring subsequent to the Company's fiscal quarter ended September 30, 1999, were considered in the decision to make the reserve.

    Other Income (Expense). Interest income decreased by $52,000 , or 87%, from $60,000 in the three months ended September 30, 1998 to $8,000 in the three months ended September 30, 1999, due to reduced cash balances available to earn interest. Interest expense decreased by $11,000, or 92%, from $12,000 in the three months ended September 30, 1998 to $1,000 in the three months ended September 30, 1999, due primarily to a restructuring of loans from an officer of the Company to eliminate the interest features. Other components of other income (expense) were immaterial and were due to various non operating items.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and net working capital totaled $1,185,000 and $2,390,000, respectively, as of September 30, 1999. The primary source of cash has been net proceeds generated from equity financings. The Company has relied on sales of new shares and the exercise of warrants and options to fund operations for an extended period of time. The Company received $1,011,000 and $1,978,000 in equity financing for the year ended June 30, 1999, and the three months ended September 30, 1999, respectively. Its subsidiary, FNet, raised $110,000 for the year ended June 30, 1999 and $53,000 for the three months ended September 30, 1999. FNet has continued to experience losses due to the growth nature of the Internet services business and development of the IP Telephony business.

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

    Not applicable

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

                                        FRANKLIN TELECOMMUNICATIONS CORP.


                                        By      /s/ FRANK W. PETERS
                                          --------------------------------------
                                                    Frank W. Peters
                                                    Chief Executive Officer

                                        By      /s/ THOMAS L. RUSSELL
                                          --------------------------------------
                                                    Thomas L. Russell
                                                    Chief Financial Officer



Dated: November 15, 1999

EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
27.1                Financial Data Schedule