Form 10-Q
period 1999-12-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 2000-02-09
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  ------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-11616

                        FRANKLIN TELECOMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                                  ------------

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

                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[ X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK              OUTSTANDING AT FEBRUARY 2, 2000
-----------------------------------              -------------------------------
    Common Stock, no par value                              29,019,907

Index

Franklin Telecommunications Corp.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets  -
         December 31, 1999 (Unaudited) and  June 30, 1999

         Consolidated Statements of Operations (Unaudited) Three months and six months ended December 31, 1999 and 1998

         Consolidated Statements of Cash Flows (Unaudited) Six months ended December 31, 1999 and 1998

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements


               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF DECEMBER 31, 1999 (UNAUDITED) AND JUNE 30, 1999



                                                                                DECEMBER 31,       JUNE 30,
                                                                                    1999            1999
                                                                               ------------     ------------
                                                                                (UNAUDITED)
                                     ASSETS

Current assets
  Cash and cash equivalents .................................................. $  1,812,000     $  1,637,000
  Accounts receivable, less allowance for doubtful accounts of $30,000
    (unaudited) and $106,000, respectively ...................................      127,000        2,610,000
  Other receivables ..........................................................       71,000          137,000
    Current portion of note receivable .......................................      150,000          150,000
  Inventories (Note 2) .......................................................    2,632,000        1,674,000
  Prepaid expenses ...........................................................       95,000           81,000
                                                                               ------------     ------------
    Total current assets .....................................................    4,887,000        6,289,000
                                                                               ------------     ------------

Property and equipment
  Machinery and equipment ....................................................    1,779,000        1,681,000
  Furniture and fixtures .....................................................      263,000          256,000
  Computers and software .....................................................    1,461,000        1,029,000
                                                                               ------------     ------------
                                                                                  3,503,000        2,966,000
  Less accumulated depreciation ..............................................    1,063,000          802,000
                                                                               ------------     ------------
    Total property and equipment .............................................    2,440,000        2,164,000
                                                                               ------------     ------------
Note receivable, net of current portion ......................................      160,000          160,000
Other assets .................................................................      841,000          822,000
                                                                               ------------     ------------
    Total assets ............................................................. $  8,328,000     $  9,435,000
                                                                               ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt, majority due to a related party ......... $    786,000     $     24,000
  Convertible notes payable (Note 3) .........................................    2,500,000              -0-
  Accounts payable ...........................................................      924,000        1,027,000
  Accrued liabilities (Note 4) ...............................................    1,142,000        1,883,000
                                                                               ------------     ------------
    Total current liabilities ................................................    5,352,000        2,934,000
Long-term debt, (majority due to a related party) net of  current portion ....          -0-          762,000
                                                                               ------------     ------------
    Total liabilities ........................................................    5,352,000        3,696,000
                                                                               ------------     ------------
Contingencies (Note 5)
Shareholders' equity
  Preferred stock, no par value 10,000,000 shares authorized,  Convertible
    Series C -0- (unaudited) and -0- shares issued and outstanding ...........          -0-              -0-
  Common stock, no par value 90,000,000 shares authorized 29,055,964
    (unaudited) and 25,796,726 shares issued and outstanding .................   23,774,000       21,628,000
  Common stock committed, no par value 10,000 (unaudited) and 10,000 shares
    committed but not yet issued .............................................        6,000            6,000
  Accumulated deficit ........................................................  (20,804,000)     (15,895,000)
                                                                               ------------     ------------
    Total shareholders' equity ...............................................    2,976,000        5,739,000
                                                                               ------------     ------------
    Total liabilities and shareholders' equity ............................... $  8,328,000     $  9,435,000
                                                                               ============     ============



   The accompanying notes are an integral part of these financial statements.

              FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)



                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                DECEMBER 31,                      DECEMBER 31,
                                                      -----------------------------     -----------------------------
                                                          1999             1998             1999             1998
                                                      ------------     ------------     ------------     ------------
                                                       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Sales
     Product ........................................ $    245,000     $    953,000     $    550,000     $  1,625,000
     Telephone and Internet services ................      641,000          287,000        1,111,000          548,000
                                                      ------------     ------------     ------------     ------------
          Total sales ...............................      886,000        1,240,000        1,661,000        2,173,000
                                                      ------------     ------------     ------------     ------------
Cost of sales
     Product ........................................      286,000          509,000          555,000          787,000
     Telephone and Internet services ................      893,000          306,000        1,306,000          491,000
                                                      ------------     ------------     ------------     ------------
          Total cost of sales .......................    1,179,000          815,000        1,861,000        1,278,000
                                                      ------------     ------------     ------------     ------------
Gross profit (loss) .................................     (293,000)         425,000         (200,000)         895,000
                                                      ------------     ------------     ------------     ------------
Operating expenses
     Research and development expenses ..............      410,000          448,000          884,000          866,000
     Selling, general, and administrative
        Expenses ....................................    1,179,000        1,361,000        3,818,000        2,553,000
                                                      ------------     ------------     ------------     ------------
          Total operating expenses ..................    1,589,000        1,809,000        4,702,000        3,419,000
                                                      ------------     ------------     ------------     ------------
Loss from operations ................................   (1,882,000)      (1,384,000)      (4,902,000)      (2,524,000)
                                                      ------------     ------------     ------------     ------------
Other income (expense)
     Interest income ................................        6,000           31,000           14,000           91,000
     Interest expense ...............................           --          (13,000)          (1,000)         (25,000)
     Loss on disposal of property and equipment .....       (6,000)              --          (30,000)              --
     Other income ...................................        4,000            1,000            6,000            4,000
                                                      ------------     ------------     ------------     ------------
          Total other income ........................        4,000           19,000          (11,000)          70,000
                                                      ------------     ------------     ------------     ------------
Loss before provision for income taxes and
  minority interest .................................   (1,878,000)      (1,365,000)      (4,913,000)      (2,454,000)
Provision for income taxes ..........................           --               --               --            1,000
                                                      ------------     ------------     ------------     ------------
Loss before minority interest
                                                        (1,878,000)      (1,365,000)      (4,913,000)      (2,455,000)
Minority interest in subsidiary .....................           --           75,000               --               --
                                                      ------------     ------------     ------------     ------------
Net loss ............................................ $ (1,878,000)    $ (1,290,000)    $ (4,913,000)    $ (2,455,000)
                                                      ============     ============     ============     ============
Basic net loss per common share ..................... $       (.07)    $       (.06)    $       (.19)    $       (.13)
                                                      ============     ============     ============     ============
Diluted net loss per common share ................... $       (.07)    $       (.06)    $       (.19)    $       (.13)
                                                      ============     ============     ============     ============
Weighted average common shares
  Outstanding used to compute basic
    loss per common share ...........................   28,629,848       20,872,059       27,561,831       19,875,641
                                                      ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                        -----------------------------
                                                            1999              1998
                                                        -----------       -----------
                                                        (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .........................................      $(4,913,000)      $(2,455,000)
Adjustments to reconcile net loss to net cash
   Used in operating activities
     Depreciation and amortization ...............          352,000           181,000
     Provision for loss on obsolete inventory ....               --           100,000
     Provision for loss on doubtful accounts .....               --            46,000
     Stock issued for services rendered ..........           82,000            33,000
        Loss on disposal of property and equipment           24,000                --
        Write-off of accounts receivable .........        1,529,000                --
(Increase) decrease in
     Accounts receivable .........................           86,000          (249,000)
     Other receivables ...........................           66,000            24,000
     Inventories .................................          (90,000)          (81,000)
     Prepaid expenses ............................          (14,000)         (108,000)
Increase (decrease) in
     Accounts payable ............................         (103,000)          269,000
     Accrued liabilities .........................         (741,000)          126,000
                                                        -----------       -----------
Net cash used in operating activities ............       (3,722,000)       (2,114,000)
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment ..............         (579,000)         (822,000)
Issuance of notes receivable .....................               --            (1,000)
Disposal of property and equipment ...............           16,000                --
Other assets .....................................         (104,000)         (108,000)
                                                        -----------       -----------
Net cash used in investing activities ............         (667,000)         (931,000)
                                                        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable ..........        2,500,000                --
Proceeds from exercise of stock options and
  warrants .......................................          (69,000)               --
Proceeds from sale of Company stock ..............        2,080,000             1,000
Proceeds from sale of minority stock in
  consolidated subsidiary ........................           53,000            18,000
                                                        -----------       -----------
Net cash provided by financing activities ........       4 ,564,000            19,000
                                                        -----------       -----------
Net increase (decrease) in cash ..................          175,000        (3,026,000)
Cash and cash equivalents, beginning of the period        1,637,000         5,750,000
                                                        -----------       -----------
Cash and cash equivalents, end of the period .....      $ 1,812,000       $ 2,724,000
                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                            1999              1998
                                                        -----------       -----------
                                                        (UNAUDITED)       (UNAUDITED)
Interest paid ....................................      $        --       $        --
                                                        ===========       ===========
Income taxes paid ................................      $        --       $        --
                                                        ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the six months ended December 31, 1999, the Company repossessed equipment from a customer who was in arrears on their payments for said equipment at a cost of $868,000.

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

   Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   Loss Per Common Share

       The Company calculates loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months and six months ended December 31, 1999, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

NOTE 2--INVENTORIES

     Inventories consisted of the following:

                         DECEMBER 31,       JUNE 30,
                             1999            1999
                         ------------     ----------
                         (UNAUDITED)
     Raw materials .....  $1,275,000      $  980,000
     Work in process ...     131,000         510,000
     Finished goods ....   1,226,000         184,000
                           ---------         -------
          Total ........  $2,632,000      $1,674,000
                          ==========      ==========

NOTE 3--CONVERTIBLE NOTES PAYABLE

     During the three months ended December 31, 1999, the Company issued five convertible notes payable for $500,000 each to an investment company. The notes bear interest at 10% per annum, are unsecured, require quarterly interest payments on the unconverted balance, and mature on December 3, 2002. The notes are convertible into shares of the Company's common stock if the Company elects not to pay the aggregate principal amount outstanding and accrued interest by May 3, 2000. If the Company elects not to pay the notes in full, the holders may convert all or a portion of the notes into shares of common stock at any time after May 3, 2000 until maturity. Any notes outstanding at the maturity date will be converted into shares of common stock. The conversion price is the lesser of $2.50 or 92% of the three lowest per share prices of the Company's common stock during the 22 trading days prior to conversion.

NOTE 4--ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                             DECEMBER 31,       JUNE 30,
                                                 1999            1999
                                             ------------     ----------
                                             (UNAUDITED)
     Salaries and related expense ..........  $  570,000      $  633,000
     Accrued interest payable,
       majority due to a related party .....      29,000          27,000
     Accrued sales tax .....................      32,000         605,000
     Other accrued liabilities .............     511,000         618,000
                                              ----------      ----------
               Total .......................  $1,142,000      $1,883,000
                                              ==========      ==========


NOTE 5--CONTINGENCIES

        The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 6--RECENT SALE OF EQUITY SECURITIES

         During the three months ended December 31, 1999, the Company sold and issued 9,756 restricted shares of common stock to an existing shareholder at a price of $2.05 per share. These shares were issued under Section 4(2) of the Securities Act of 1933.

     During the three months ended December 31, 1999, the Company issued 542,624 shares of common stock on a net basis from the exercise of employee options at a price of $0.44 per share.

     During the three months ended December 31, 1999, the Company issued 275,625 shares of common stock on a net basis from the exercise of warrants at a price of $1.38 per share.

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

RESULTS OF OPERATIONS

   Three Months Ended December 31, 1999 Compared To Three Months Ended December 31, 1998

     Net Sales. Net sales decreased by $354,000, or 29%, from $1,240,000 in the three months ended December 31, 1998 to $886,000 in the three months ended December 31, 1999. The decrease is due to both a reduction in sales of DVG hardware systems to a major customer, partially offset by increasing telephone revenue from the Company's subsidiary FNet. The revenue mix for the three months ended December 31, 1999 consisted of 72% Telephone and Internet services revenue and 28% hardware product sales.

     Gross Profit. Gross profit decreased as a percentage of net sales to a loss of 33% for the three months ended December 31, 1999, from a gross profit of 34% of net sales for the corresponding period of 1998. The gross profit percentage decrease can be attributed to a higher ratio of lower margin service revenue and a fixed hardware overhead spread over a smaller sales base.

     Operating Expenses. Operating expenses decreased by $220,000, or 12%, from $1,809,000 in the three months ended December 31, 1998 to $1,589,000 in the three months ended December 31, 1999. The decrease was primarily attributable to reduced personnel and legal costs.

     Other Income (Expense). Interest income decreased by $25,000 , or 81%, from $31,000 in the three months ended December 31, 1998 to $6,000 in the three months ended December 31, 1999, due to reduced cash balances available to earn interest. Interest expense decreased by $13,000 from $13,000 in the three months ended December 31, 1998 to $-0- in the three months ended December 31, 1999, due primarily to a restructuring of loans from an officer of the Company to eliminate the interest features. Other components of other income (expense) were immaterial and were due to various non operating items.

   Six Months Ended December 31, 1999 Compared To Six Months Ended December 31, 1998

     Net Sales. Net sales decreased by $512,000, or 24%, from $2,173,000 in the six months ended December 31, 1998 to $1,661,000 in the six months ended December 31, 1999. The decrease is due to both a reduction in sales of DVG hardware systems to a major customer, partially offset by increasing telephone revenue from the Company's subsidiary FNet. The revenue mix for the six months ended December 31, 1999 consisted of 67% Telephone and Internet services revenue and 33% hardware product sales.

     Gross Profit. Gross profit decreased as a percentage of net sales to a loss of 12% for the six months ended December 31, 1999, from a gross profit of 41% of net sales for the corresponding period of 1998. The gross profit percentage decrease can be attributed to a higher ratio of lower margin service revenue and a fixed hardware overhead spread over a smaller sales base.

     Operating Expenses. Operating expenses increased by $1,283,000, or 38%, from $3,419,000 in the six months ended December 31, 1998 to $4,702,000 in the six months ended December 31, 1999. The primary reason for the increase was due to a one time increase in the allowance for doubtful accounts of $1,284,000 during the quarter ended September 30, 1999 for the receivable of a major customer. The major customer's current financial condition and certain events relating to the customer, occurring subsequent to the Company's fiscal quarter ended September 30, 1999, were considered in the decision to make the reserve.

     Other Income (Expense). Interest income decreased by $77,000 , or 85%, from $91,000 in the six months ended December 31, 1998 to $14,000 in the six months ended December 31, 1999, due to reduced cash balances available to earn interest. Interest expense decreased by $24,000, or 96%, from $25,000 in the six months ended December 31, 1998 to $1,000 in the six months ended December 31, 1999, due primarily to a restructuring of loans from an officer of the Company to eliminate the interest features. Other components of other income (expense) were immaterial and were due to various non operating items.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and net working capital (deficit) totaled $1,812,000 and $(465,000), respectively, as of December 31, 1999. The primary source of cash has been net proceeds generated from equity and debt financings. The Company has relied on sales of new shares, loan proceeds and the exercise of warrants and options to fund operations for an extended period of time. The Company received $1,011,000 and $2,080,000 in equity financing for the year ended June 30, 1999, and the six months ended December 31, 1999, respectively. Its subsidiary, FNet, raised $110,000 for the year ended June 30, 1999 and $53,000 for the six months ended December 31, 1999. FNet has continued to experience losses due to the growth nature of the Internet services business and development of the IP Telephony business.

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

YEAR 2000 COMPLIANCE

The "Year 2000" issue concerns the potential exposures related to the possible automatic generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. When the year 2000 began, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generating erroneous calculations or presenting information in an unusable format.

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

     In recognition of the potential year 2000 problem, the Company completed a program to replace any of its existing communications, engineering and accounting software that was not year 2000 compliant with new software that is warranted by its vendors as being year 2000 compliant. The software replacement program has been fully completed.

     The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include suppliers and vendors. As part of its determination of year 2000 readiness, the Company has identified material relationships with third party vendors and has assessed the status of their compliance through the use of informal inquiries and review of hardware and software documentation. The Company has determined that there are no material problems with third parties relating to the Year 2000 issue and has not experienced any material problems to date.

    The components purchased by the Company in connection with the manufacture of its products are available through numerous independent sources. Due to the broad diversification of these sources, the risk associated with potential business interruptions as a result of year 2000 non-compliance by one or more sources is not considered significant. It is anticipated that the steps the Company has taken and is continuing to take to deal with the year 2000 problem will reduce the risk of significant business interruptions, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company. In particular, FNet may experience problems to the extent that other telecommunications carriers to which the Company sends traffic for termination are not Year 2000 compliant. FNet's ability to determine the capacity of these third parties to address issues relating to the Year 2000 problem is necessarily limited. To the extent that a limited number of carriers experience disruptions in service due to the Year 2000 issue, the Company believes that it will be able to obtain service from alternate carriers. However, the Company's ability to provide certain services to customers in selected geographic locations may be limited. There can be no assurance that such problems will not have a material adverse effect on the Company. To date, the Company and FNet have not experienced any material problems with the Year 2000 issue.

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



                                        FRANKLIN TELECOMMUNICATIONS CORP.


                                        By  /s/  FRANK W. PETERS
                                           ------------------------------------
                                                 Frank W. Peters
                                                 Chief Executive Officer


                                        By  /s/  THOMAS L. RUSSELL
                                           ------------------------------------
                                                 Thomas L. Russell
                                                 Chief Financial Officer



Dated: February 9, 2000

EXHIBIT INDEX


Exhibit No.                      Description
-----------                      ------------
   27.1                          Financial Data Schedule