Form 10-Q
period 2000-03-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 2000-05-09
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK                  OUTSTANDING AT MAY 5, 2000
-----------------------------------                  --------------------------
Common Stock, no par value                                   34,530,078

Index

Franklin Telecommunications Corp.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets  -
           March 31, 2000 (Unaudited) and  June 30, 1999

           Consolidated Statements of Operations (Unaudited) - Three months and nine months ended March 31, 2000 and 1999

           Consolidated Statements of Cash Flows (Unaudited) - Nine months ended March 31, 2000 and 1999

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Item 1.    Financial Statements


               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                AS OF MARCH 31, 2000 (UNAUDITED) AND JUNE 30, 1999


                                                                                                      MARCH 31,          JUNE 30,
                                                                                                        2000               1999
                                                                                                     ------------      ------------
                                                                                                     (UNAUDITED)
                                         ASSETS
Current assets
   Cash and cash equivalents ..................................................................      $  6,883,000      $  1,637,000
   Accounts receivable, less allowance for doubtful accounts of $30,000 (unaudited) and
     $106,000, respectively ...................................................................           201,000         2,610,000
   Other receivables ..........................................................................            70,000           137,000
   Current portion of note receivable .........................................................           150,000           150,000
   Inventories (Note 2) .......................................................................         2,776,000         1,674,000
   Prepaid expenses ...........................................................................           135,000            81,000
                                                                                                     ------------      ------------
     Total current assets .....................................................................        10,215,000         6,289,000
                                                                                                     ------------      ------------
Property and equipment
   Machinery and equipment ....................................................................         2,183,000         1,681,000
   Furniture and fixtures .....................................................................           274,000           256,000
   Computers and software .....................................................................         1,183,000         1,029,000
                                                                                                     ------------      ------------
                                                                                                        3,640,000         2,966,000
   Less accumulated depreciation ..............................................................         1,214,000           802,000
                                                                                                     ------------      ------------
     Total property and equipment .............................................................         2,426,000         2,164,000
                                                                                                     ------------      ------------
Note receivable, net of current portion .......................................................               -0-           160,000
     Other assets .............................................................................           823,000           822,000
                                                                                                     ------------      ------------
     Total assets .............................................................................      $ 13,464,000      $  9,435,000
                                                                                                     ============      ============
                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt, majority due to a related party .........................      $    786,000      $     24,000
   Convertible notes payable (Note 3) .........................................................         2,500,000               -0-
   Accounts payable ...........................................................................         1,196,000         1,027,000
   Accrued liabilities (Note 4) ...............................................................         1,250,000         1,883,000
                                                                                                     ------------      ------------
     Total current liabilities ................................................................         5,732,000         2,934,000
Long-term debt, (majority due to a related party) net of  current portion .....................               -0-           762,000
                                                                                                     ------------      ------------
     Total liabilities ........................................................................         5,732,000         3,696,000
                                                                                                     ------------      ------------
Contingencies (Note 5)
Shareholders' equity
   Preferred stock, no par value 10,000,000 shares authorized,  Convertible Series C -0-
     (unaudited) and -0- shares issued and outstanding ........................................               -0-               -0-
   Common stock, no par value 90,000,000 shares authorized 34,499,703 (unaudited) and
     25,796,726 shares issued and outstanding .................................................        31,402,000        21,628,000
   Common stock committed, no par value -0- (unaudited) and 10,000 shares
     committed but not yet issued .............................................................               -0-             6,000
   Accumulated deficit ........................................................................       (23,670,000)      (15,895,000)
                                                                                                     ------------      ------------
     Total shareholders' equity ...............................................................         7,732,000         5,739,000
                                                                                                     ------------      ------------
     Total liabilities and shareholders' equity ...............................................      $ 13,464,000      $  9,435,000
                                                                                                     ============      ============


   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        MARCH 31,                            MARCH 31,
                                                             -------------------------------       -------------------------------
                                                                2000               1999               2000               1999
                                                             ------------       ------------       ------------       ------------
                                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Sales
      Product .........................................      $    223,000       $  3,762,000       $    773,000       $  5,387,000
      Telephone and Internet services .................           535,000            508,000          1,646,000          1,056,000
                                                             ------------       ------------       ------------       ------------
            Total sales ...............................           758,000          4,270,000          2,419,000          6,443,000
                                                             ------------       ------------       ------------       ------------
Cost of sales
      Product .........................................           225,000          1,855,000            780,000          2,642,000
      Telephone and Internet services .................         1,468,000            305,000          2,774,000            796,000
                                                             ------------       ------------       ------------       ------------
            Total cost of sales .......................         1,693,000          2,160,000          3,554,000          3,438,000
                                                             ------------       ------------       ------------       ------------
Gross profit (loss) ...................................          (935,000)         2,110,000         (1,135,000)         3,005,000
                                                             ------------       ------------       ------------       ------------
Operating expenses
      Research and development expenses ...............           431,000            492,000          1,315,000          1,358,000
      Selling, general, and administrative
         Expenses .....................................         1,274,000          1,244,000          5,092,000          3,797,000
      Impairment of long-lived asset ..................           160,000                 --            160,000                 --
                                                             ------------       ------------       ------------       ------------
            Total operating expenses ..................         1,865,000          1,736,000          6,567,000          5,155,000
                                                             ------------       ------------       ------------       ------------
Income (loss) from operations .........................        (2,800,000)           374,000         (7,702,000)        (2,150,000)
                                                             ------------       ------------       ------------       ------------
Other income (expense)
      Interest income .................................            15,000             35,000             29,000            126,000
      Interest expense ................................           (65,000)            (1,000)           (66,000)           (26,000)
      Loss on disposal of property and equipment ......                --                 --            (30,000)                --
      Other expense ...................................           (17,000)           (26,000)           (11,000)           (22,000)
                                                             ------------       ------------       ------------       ------------
            Total other income (expense) ..............           (67,000)             8,000            (78,000)            78,000
                                                             ------------       ------------       ------------       ------------
Net income (loss) .....................................      $ (2,867,000)      $    382,000       $ (7,780,000)      $ (2,072,000)
                                                             ============       ============       ============       ============
Basic net income (loss) per common share ..............      $       (.10)      $        .02       $       (.27)      $       (.10)
                                                             ============       ============       ============       ============
Diluted net income (loss) per common share ............      $       (.10)      $        .01       $       (.27)      $       (.10)
                                                             ============       ============       ============       ============
Weighted average common shares outstanding used to
   compute basic net income (loss) per common share....        30,011,592         24,104,627         28,372,479         21,264,724
                                                             ============       ============       ============       ============
Weighted average common shares outstanding used to
   compute diluted net income (loss) per common share..        30,011,592         25,858,081         28,372,479         21,264,724
                                                             ============       ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                                        MARCH 31,
                                                             -------------------------------
                                                                 2000               1999
                                                             (UNAUDITED)        (UNAUDITED)
                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................      $ (7,780,000)      $ (2,072,000)
Adjustments to reconcile net loss to net cash
   Used in operating activities
      Depreciation and amortization ...................           474,000            305,000
      Provision for loss on obsolete inventory ........                --            147,000
      Provision for loss on doubtful accounts .........                --              3,000
      Stock issued for services rendered ..............           142,000             50,000
      Loss on impairment of note receivable ...........           160,000                 --
      Loss on disposal of property and equipment ......            34,000                 --
      Write-off of accounts receivable ................         1,529,000                 --
(Increase) decrease in
      Accounts receivable .............................            12,000           (118,000)
      Other receivables ...............................            67,000             25,000
      Inventories .....................................          (234,000)        (1,726,000)
      Prepaid expenses ................................           (54,000)          (155,000)
Increase (decrease) in
      Accounts payable ................................           169,000          1,686,000
      Accrued liabilities .............................          (546,000)         1,455,000
                                                             ------------       ------------
Net cash used in operating activities..................        (6,027,000)          (400,000)
                                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment ...................          (735,000)        (1,102,000)
Repayment of notes receivable .........................                --            207,000
Disposal of property and equipment ....................            23,000                 --
Other assets ..........................................           (59,000)          (179,000)
                                                             ------------       ------------
Net cash used in investing activities .................          (771,000)        (1,074,000)
                                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable ...............         2,500,000                 --
Proceeds from exercise of stock options and
  warrants ............................................            13,000                 --
Proceeds from sale of Company stock ...................         9,478,000            493,000
Proceeds from sale of minority stock in
  consolidated subsidiary .............................            53,000             55,000
                                                             ------------       ------------
Net cash provided by financing activities .............        12,044,000            548,000
                                                             ------------       ------------
Net increase (decrease) in cash .......................         5,246,000           (926,000)
Cash and cash equivalents, beginning of the period ....         1,637,000          5,750,000
                                                             ------------       ------------
Cash and cash equivalents, end of the period ..........      $  6,883,000       $  4,824,000
                                                             ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                                2000               1999
                                                             ------------       ------------
                                                             (unaudited)        (unaudited)
Interest paid .........................................      $         --       $         --
                                                             ============       ============
Income taxes paid .....................................      $         --       $         --
                                                             ============       ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the nine months ended March 31, 2000, the Company repossessed equipment from a customer who was in arrears on payments for said equipment at a cost of $868,000.

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

   Basis of Presentation

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

   Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   Impairment of Long-Lived Assets

       The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the nine months ended March 31, 2000, the Company determined that certain assets under a note receivable were impaired and recorded a loss of $160,000.

   Loss Per Common Share

       The Company calculates loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2000 and for the nine months ended March 31, 2000 and 1999, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

NOTE 2--INVENTORIES

      Inventories consisted of the following:


                                        MARCH 31,       JUNE 30,
                                          2000            1999
                                       ----------      ----------
                                       (UNAUDITED)
      Raw materials .............      $1,226,000      $  980,000
      Work in process ...........         353,000         510,000
      Finished goods ............       1,197,000         184,000
                                       ----------      ----------
            Total ...............      $2,776,000      $1,674,000
                                       ==========      ==========

NOTE 3--CONVERTIBLE NOTES PAYABLE

       During the nine months ended March 31, 2000, the Company issued five convertible notes payable for $500,000 each to an investment company. The notes bear interest at 10% per annum, are unsecured, require quarterly interest payments on the unconverted balance, and mature on December 3, 2002. The notes are convertible into shares of the Company's common stock if the Company elects not to pay the aggregate principal amount outstanding and accrued interest by May 3, 2000. If the Company elects not to pay the notes in full, the holders may convert all or a portion of the notes into shares of common stock at any time after May 3, 2000 until maturity. Any notes outstanding at the maturity date will be converted into shares of common stock. The conversion price is the lesser of $2.50 or 92% of the three lowest per share prices of the Company's common stock during the 22 trading days prior to conversion. See Note 7, Subsequent Event.

NOTE 4--ACCRUED LIABILITIES

       Accrued liabilities consisted of the following:


                                                MARCH 31,         JUNE 30,
                                                  2000              1999
                                              ------------      ------------
                                              (UNAUDITED)
Salaries and related expense ...........      $    602,000      $    633,000
Accrued interest payable,
  majority due to a related party ......            92,000            27,000
Accrued sales tax ......................                --           605,000
Other accrued liabilities ..............           556,000           618,000
                                              ------------      ------------
            Total ......................      $  1,250,000      $  1,883,000
                                              ============      ============

NOTE 5--COMMITMENTS AND CONTINGENCIES

       The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

 NOTE 6--RECENT SALE OF EQUITY SECURITIES

        During the three months ended March 31, 2000, the Company issued 176,476 shares of common stock from the exercise of employee options, primarily on a net basis, at prices ranging from $0.44 to $1.25 per share.

        During the three months ended March 31, 2000, the Company issued 19,960 shares of common stock for the purchase of certain equipment valued at $33,333.

        During the three months ended March 31, 2000, the Company issued 285,625 shares of common stock from the exercise of warrants, primarily on a net basis, at prices ranging from $0.78 to $1.38 per share.

        During the three months ended March 31, 2000, the Company issued 30,000 shares of common stock for $120,000. These shares were issued with four-year warrants to purchase 30,000 shares of Fnet's (the Company's majority owned subsidiary) common stock at an exercise price of $2 per share, exercisable upon issuance.

        During the three months ended March 31, 2000, the Company issued 33,600 shares of common stock for $333,600. These shares were issued with four-year warrants to purchase 134,400 shares of Fnet's (the Company's majority owned subsidiary) common stock at an exercise price of $2 per share, exercisable upon issuance.

        During the three months ended March 31, 2000, the Company issued three-year warrants to purchase 420,000 shares of the Company's common stock at an exercise price of $1.375 per share, exercisable upon issuance. The warrants expire on August 17, 2002 and were issued for advertising services valued at $60,000.

        During the three months ended March 31, 2000, the Company issued 865,411 shares of common stock for net proceeds of $1,466,250.

        During the three months ended March 31, 2000, the Company issued 4,022,667 shares of common stock for net proceeds of $5,690,107. These shares were issued with five-year warrants, exercisable after one year, to purchase 1,005,667 shares of the Company's common stock at an exercise price of $2.50 per share.

NOTE 7--SUBSEQUENT EVENT

        Subsequent to the three months ended March 31, 2000, the Company repaid the $2,500,000 in convertible notes described in Note 3 above.

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

In addition to manufactured solutions, the Company maintains a Network Operations Center that provides both "on-net" and "off-net" connectivity for the Company's equipment customers. The Network Operations Center interconnects the Company's customers on a global basis. The Network Operations Center includes Internet access facilities and a Harris Class 4 circuit switch. The center interconnects with over eleven International Record Carriers and is capable of completing a voice call to any phone in the world. The Company's equipment customer is offered the opportunity to access the Harris facilities and to interconnect with each other, using the Company to enable "settlement" between the networks. This interconnection can be either "free" through the Internet, or delivered through private leased lines.

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

The Company's subsidiary FNET has been offering flat rate long distance telephone service through third party resellers. To date, the operational cost of the flat rate program has exceeded the revenue generated, due to the reliance on third party carriers. FNET does not expect this operational cost disadvantage to be fully remedied until the planned, Franklin-powered Internet Protocol network is fully deployed. FNET is contemplating a temporary scale back of marketing efforts for the flat rate program until the cost effective, geographically dispersed, Internet Protocol network is completed to a level sufficient to provide local access for the majority of flat rate long distance subscribers.

As with any line of business, there can be no assurance that the DVG VOIP products will gain widespread market acceptance or be profitable. In addition, there can be no assurance that new hardware products and services developed by others will not render the Company's hardware products and services noncompetitive or obsolete.

RESULTS OF OPERATIONS

   Three Months Ended March 31, 2000 Compared To Three Months Ended March 31,
1999

      Net Sales. Net sales decreased by $3,512,000, or 82%, from $4,270,000 in the three months ended March 31, 1999 to $758,000 in the three months ended March 31, 2000. The decrease is due to a reduction of DVG hardware systems sales, primarily to a single major customer. The revenue mix for the three months ended March 31, 2000 consisted of 71% Telephone and Internet services revenue and 29% hardware product sales.

      Gross Profit. Gross profit decreased as a percentage of net sales to a loss of 123% for the three months ended March 31, 2000, from a gross profit of 49% of net sales for the corresponding period of 1999. The gross profit percentage decrease can be attributed to both, a fixed hardware overhead spread over a smaller hardware sales base, and high variable origination and termination costs associated with the operation of FNet's flat rate telephone service business.

      Operating Expenses. Operating expenses increased by $129,000, or 7%, from $1,736,000 in the three months ended March 31, 1999 to $1,865,000 in the three months ended March 31, 2000. The increase was primarily attributable to increased personnel costs.

      Other Income (Expense). Interest income decreased by $20,000, or 57%, from $35,000 in the three months ended March 31, 1999 to $15,000 in the three months ended March 31, 2000, due to reduced cash balances available to earn interest. Interest expense increased by $39,000 from $26,000 in the three months ended March 31, 1999 to $65,000 in the three months ended March 31, 2000, due primarily to the $2,500,000 in convertible notes payable described in Note 3 to the financial statements. Other components of other income (expense) were immaterial and were due to various non operating items.

   Nine Months Ended March 31, 2000 Compared To Nine Months Ended March 31, 1999

      Net Sales. Net sales decreased by $4,024,000, or 62%, from $6,443,000 in the nine months ended March 31, 1999 to $2,419,000 in the nine months ended March 31, 2000. The decrease is due to both a reduction in sales of DVG hardware systems to a major customer, partially offset by increasing telephone revenue from the Company's subsidiary FNet. The revenue mix for the nine months ended March 31, 2000 consisted of 68% Telephone and Internet services revenue and 32% hardware product sales.

      Gross Profit. Gross profit decreased as a percentage of net sales to a loss of 47% for the nine months ended March 31, 2000, from a gross profit of 47% of net sales for the corresponding period of 1999. The gross profit percentage decrease can be attributed to both, a fixed hardware overhead spread over a smaller hardware sales base, and high variable origination and termination costs associated with the operation of FNet's flat rate telephone service business.

      Operating Expenses. Operating expenses increased by $1,412,000, or 27%, from $5,155,000 in the nine months ended March 31, 1999 to $6,567,000 in the nine months ended March 31, 2000. The primary reason for the increase was due to a one time increase in the allowance for doubtful accounts of $1,284,000 during the quarter ended September 30, 1999 for the receivable of a major customer. The major customer's current financial condition and certain events relating to the customer, occurring subsequent to the Company's fiscal quarter ended September 30, 1999, were considered in the decision to make the reserve.

      Other Income (Expense). Interest income decreased by $97,000, or 77%, from $126,000 in the nine months ended March 31, 1999 to $29,000 in the nine months ended March 31, 2000, due to reduced cash balances available to earn interest. Interest expense increased by $44,000, or 200%, from $22,000 in the nine months ended March 31, 1999 to $66,000 in the nine months ended March 31, 2000, due primarily to the $2,500,000 in convertible notes payable described in
Note 3 to the financial statements. Other components of other income (expense) were immaterial and were due to various non operating items.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents and net working capital (deficit) totaled $6,883,000 and $4,483,000, respectively, as of March 31, 2000. The primary source of cash has been net proceeds generated from equity and debt financings. The Company has relied on sales of new shares, loan proceeds and the exercise of warrants and options to fund operations for an extended period of time. The Company received $1,011,000 and $11,991,000 in equity and debt financing for the year ended June 30, 1999, and the nine months ended March 3, 2000, respectively. Its subsidiary, FNet, raised $110,000 for the year ended June 30, 1999 and $53,000 for the nine months ended March 31, 2000. FNet has continued to experience losses due to the growth nature of the Internet services business and development of the IP Telephony business.

      The Company anticipates that its primary uses of working capital in future periods will be for increases in product development, expansion of its marketing plan, funding of FNet's operations and funding of increases in accounts receivable.

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

                                       FRANKLIN TELECOMMUNICATIONS CORP.


                                       By      /s/   FRANK W. PETERS
                                         ---------------------------------------
                                                    Frank W. Peters
                                                    Chief Executive Officer

                                       By      /s/   THOMAS L. RUSSELL
                                         ---------------------------------------
                                                    Thomas L. Russell
                                                    Chief Financial Officer



Dated: May 9, 2000

EXHIBIT INDEX

Exhibit No.                      Description
-----------                      -----------

27.1                             Financial Data Schedule