Form 10-K405
period 2000-06-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 2000-09-28
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   ----------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-11616

                        FRANKLIN TELECOMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                                   ----------

           California                                         95-3733534
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

             733 Lakefield Road, Westlake Village, California 91361
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (805) 373-8688

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each  class                                   Name of each exchange
 --------------------                                   ---------------------
  Common stock,                                         American Stock Exchange
  without par value

        Securities registered pursuant to Section 12(g) of the Act: None

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at September 20, 2000 was $38,021,291 based on the closing sale price on such date of $1.00.

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK           OUTSTANDING AT SEPTEMBER 20, 2000
-----------------------------------           ---------------------------------
Common Stock, no par value                               38,021,291

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

Part IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Part I.
Item 1. Business

OVERVIEW

Franklin Telecommunications Corp. ("Company") designs, manufactures and sells Internet Telephony equipment, also called Voice Over Internet Protocol equipment ("VOIP") and other high speed communications products and subsystems. Our products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through our majority-owned subsidiary, FNet Corp. ("FNet"), we provide traditional switched network and Internet Protocol telephony services, and Internet access to businesses and individuals. The Company's customers are located throughout the world in a wide range of industries including financial services, government, telephone services and manufacturing.

The Company offers a suite of Internet Telephony solutions that enable business communications over data networks. From the small office home office (SOHO) to the branch office and headquarters operations of medium to large scale corporations, the Company offers a cost-effective call handling solution. From the enterprise to the carrier market, the Company offers converged network solutions; managing the connectivity and integration of voice, data, fax and video. Where ever possible, the Company offers a turnkey solution that can be "owned" by its customers. When equipment sales are not in the best interest of a particular customer's business communications solution, the Company plans to provide that solution as a "service" that can be leased. The Company aims to be a leading edge supplier of Internet Telephony solutions as a result of its flexibility in providing on net and off net business communication solutions as customer owned equipment or Franklin provided services on a global basis. The Company's products and services enable connectivity and e-commerce.

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

In addition to manufactured solutions, the Company maintains a Network Operations Center that provides both "on -net" and "off-net" connectivity for the Company's equipment customers. The Network Operations Center interconnects the Company's customers on a global basis. The Network Operations Center includes Internet access facilities and a Class 4 circuit switch. The center interconnects with three International Record Carriers and is capable of completing a voice call to any phone in the world. The Company's equipment and services customers are offered the opportunity to access the circuit switched facilities and to interconnect with each other, using the Company to enable "settlement" between the networks. This interconnection can be either "free" through the Internet, or delivered through private leased lines.

In addition to the Company's circuit switched capabilities at its headquarters facility in Westlake Village, California , the Company provides a combination of satellite and VOIP solutions to enable telephone communications for NATO forces throughout the Bosnia region. Some 21 earth station transponders are connected to "telephone calling booths" linked via satellite to the US where they are interconnected via VOIP circuits to the circuit switch in the Company's headquarters. NATO soldiers, using FNET calling cards, are able to make calls all over the world through FNET facilities.

As a result of the Company's expertise in network operations, the Company is also able to provide additional assistance to its customers by offering design, installation and network management services. The company believes that this strategy of combining network operations and equipment design is a significant product differentiation strategy, uniquely positioning the Company. Many of the Company's customers elect to interconnect with the Network Operations center. Much like the Internet, the Company is growing with each additional gateway sale.

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

Much data today is transmitted over Internet protocol-based networks. These networks are more efficient because they do not require a dedicated circuit for the entire path of the call. In a network using Internet protocol, the voice, fax, video or data is divided into packets that are simultaneously sent to a final destination where they are reassembled back to their original form. In this type of network, multiple types of information including voice, fax and different forms of data can travel through the network at the same time. The improvements in the technologies used in data networks have led to an increase in use of this type of network to transmit both voice and data. The IP telephony market emerged from these technological advances. Recent developments in IP telephony technology have significantly bridged the voice quality gap between the traditional telephone system, which is commonly referred to as a circuit-switched system, and IP telephony systems.

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

INDUSTRY BACKGROUND--TELEPHONE SERVICES

According to the International Telecommunications Union ("ITU"), the global telecommunications services market has grown rapidly, increasing from approximately $377 billion in 1990 to an estimated $700 billion in 1997 for a compound annual growth rate ("CAGR") of 9.2%. By the year 2001, global telecommunication services revenues are forecasted to exceed $1 trillion with spending on telecommunications services growing at a cumulative annual growth rate of 9.5%.

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

Regulatory and Competitive Environment

Consumer demand and competitive initiatives have acted as catalysts for government deregulation, especially in developed countries. Deregulation accelerated in the U.S. in 1984 with the divestiture by AT&T of the Regional Bell Operating Companies ("RBOCs"). Today, there are more than 500 U.S. long distance companies, most of which are small or medium-sized companies. In order to be successful, these small and medium-sized companies typically offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass of customers to receive volume discounts on international traffic from larger facilities-based carriers such as AT&T and MCI WorldCom. In addition, these companies have only a limited ability to invest in international facilities. Emerging multinational carriers have capitalized on this demand for less expensive international transmission facilities. These alternative international carriers are able to take advantage of larger traffic volumes in order to obtain volume discounts on international routes (resale traffic) and/or invest in facilities when the volume of particular routes justifies such investments. As these emerging international carriers have become established, they have also begun to carry overflow traffic from the larger long distance providers that own overseas transmission facilities.

Deregulation in the U.K. began in 1981 when Mercury, a subsidiary of Cable
& Wireless plc, was granted a license to operate a facilities-based network and compete with British Telecommunications plc. In 1990, deregulation spread to other European countries with the adoption of the "Directive on Competition in the Markets for Telecommunication Services." A series of subsequent European Union ("EU") directives, reports and actions are expected to result in substantial deregulation of the telecommunications industries in most EU member states by the end of the decade. Further deregulation of the EU telecommunications market will occur in 2000 upon the implementation of the EU's Amending Directive to the Interconnection Directive, which mandates the introduction of equal access and carrier pre-selection by 2000. A similar movement toward deregulation has already taken place in Australia and New Zealand, and is also taking place in Japan, Mexico, Hong Kong and other markets. Other governments have begun to allow competition for value-added and other selected telecommunications services and features, including data and facsimile services and certain restricted voice services.

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

A significant attribute of Internet telephony is the ability to reduce overall transmission costs versus traditional circuit switched networks. Packet switched networks are substantially less expensive to operate than circuit-switched networks because carriers can compress voice traffic and place more calls on a single line. In addition, packet switching avoids international settlement rates which only apply to interconnection between circuit switched networks. The total cost of an Internet telephone call, for example, is based on the local calls to and from the gateways of the respective ISPs, thereby bypassing the international settlement process. IDC estimates that by the year 2002, IP telephony could account for 11% of U.S. and international long distance voice traffic alone. According to Probe Research, the market for IP telephony is expected to grow from an estimated $309 million in 1998 to approximately $4.4 billion in 2002, a 93.8% compound annual growth rate. Probe Research also estimates that the volume of voice and fax traffic over IP networks will increase from 31 million minutes in 1997 to approximately 55.2 million minutes of use in 2002, for a CAGR of 346.8%. The growth in IP services far outpaces growth expected in the circuit switched market, currently estimated to be growing at a cumulative annual growth rate of 8.3%.

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

THE COMPANY'S PRODUCTS AND SERVICES

Unlike many of its competitors, the Company produces its own hardware solutions. Designed from the motherboard up, including DSP technology, voice compressors (called VOCODERS), telephone line interfaces and system software, all Company products are the result of internal engineering. Although the products represent the Company's proprietary engineering, the Company plans to comply with industry standards, such as H.323, MGCP and INow, to assure interoperability and connectivity with products manufactured by other vendors.

The Company produces a family of Internet Telephony solutions that range from small 2 port solutions to meet the access requirements of branch office and geographically distributed work groups; to Carrier type solutions with thousands of ports of voice, fax, data and video connectivity. The Company also produces "back office" software solutions that facilitate the integration, interoperability and management of VOIP networks. These software solutions include the Company's Gatekeeper; an Authentication Mapping and Billing Server (Softswitch 2000) and "Click to Speak" a push to talk solution to voice enable a website or e-mail. The Company's philosophy is to use the robust, real time, fault tolerant operating system Linux for mission critical hardware operations and Microsoft NT for back office applications.

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

The Tempest(R) has been the Company's primary data voice gateway since its introduction in 1997. The Tempest is a PC based platform that supports 24 analog ports per node or from 1-4 digital spans (T1/E1) per node. Using T1 Primary Rate ISDN lines, for example, the Tempest is able to support 96 ports. The product integrates with the Company's billing and Gatekeeper products. It is also used to support the CTS products and is often selected as an enterprise solution by medium to large-scale vendors.

The Typhoon(R) will be the Company's Carrier Class product line and it represents our next generation of VOIP solutions. It features 24 analog ports or 96 digital ports in a 2U high (3.5"), rack mounted configuration that is less than half the size and power consumption of the Tempest product line. The Typhoon will support true SS7 carrier class connectivity and will enable over 1300 ports per POP collocation rack. Typhoon interconnects with the Softswitch 2000 gatekeeper and the Franklin family of SNMP software. The Company plans to release the Typhoon in late 2000.

Softswitch 2000 -- is an "Authentication Mapping and Billing Server" and is the core of the Company's "back office" telephone company solutions. It is designed to manage the best route (i.e. least cost route) through a network, determine who is authorized to use the network, and bill customers, either by invoice or debit card. When a customer puts the Tempest/Typhoon together with a Softswitch 2000, it gets a "phone company in a box" solution that enables next generation telephone companies a turn-key solution for VOIP global networking.

GateKeeper -- The Gatekeeper plays the role of enabling data voice gateways of different manufacturers to "talk to each other", or "interoperate", enabling computer to phone, website to phone and computer to computer communications. There are several contending standards for interoperability in the market. They are called H.323; MGCP and Inow. The Company plans to support all three protocols, enabling us to reach the widest cross section of interoperability options in the market.

"Click to Speak" (CTS) -- is a "push to talk" button for websites. Using the Company's Tempest and Typhoon data voice gateways, a customer can voice enable its website. Visitors to the website can click on a button that opens a real time telephone connection through the browser and website, directly into a call center that supports the visited website.

The Company also provides a variety of Internet services through its subsidiary FNet, including dial up, ADSL, ISDN, frame relay, Web page hosting and various other Internet related services. This segment of the business has played a minor role in the Company's revenue and is not expected to contribute a significant amount to future growth.

MARKETING AND DISTRIBUTION OF PRODUCTS AND SERVICES

The Company maintains a small direct sales force for the marketing of its VOIP and data communications products. It maintains a home page on the World Wide Web and a headquarters-based sales and service office. It also markets its products through Original Equipment Manufacturers (OEM), distributors, participation in trade shows, telemarketing, and advertising in trade and technical publications. The Company has expanded the sales and marketing operation by opening of field offices.

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

MARKETING OF TELEPHONE SERVICES

The Company maintains a Network Operations Center that provides "off-net" connectivity for the Company's equipment customers. The Network Operations Center interconnects the Company's customers on a global basis. Telephone off net delivery is offered to all customers that would like to connect their networks to FNet, so that calls can be completed anywhere in the world. This allows a customer to become a world wide telephone company, even though their own network only directly covers a certain regional area. The Network operations center includes Internet access facilities and a Class 4 circuit switch. The center interconnects with three International Record Carriers and is capable of completing a voice call to any phone in the world. The Company's equipment customer is offered the opportunity to access the circuit switched facilities and to interconnect with each other, using the Company to enable "settlement" between the networks.

In addition to the Company's circuit switched capabilities at its headquarters in Westlake Village, California, the Company provides a combination of satellite and VOIP solutions to enable telephone communications for NATO forces throughout the Bosnia region. Prepaid calling cards are sold through base concessionaires on a consignment basis. The prepaid calling cards are available in several languages. Twenty one earth station transponders are connected to "telephone calling booths" linked via satellite to the US where they are interconnect via VOIP circuits to the circuit switch in at the Company's headquarters. NATO soldiers, using FNET calling cards are able to make calls all over the world through FNET facilities.

As a result of the Company's expertise in network operations, the Company is also able to provide additional assistance to its customers by offering design, installation and network management services. The company believes that this strategy of combining network operations and equipment design is a significant product differentiation strategy, uniquely positioning the Company. Many of the Company's customers elect to interconnect with the Network Operations Center. Much like the Internet, the Company is growing with each additional Gateway sale.

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

COMPETITION -- VOIP PRODUCTS

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

COMPETITION -- TELEPHONE SERVICES

The Company competes with (i) large carriers, such as AT&T, Sprint and MCI WorldCom; (ii) foreign PTTs; (iii) other providers of international long distance services such as STAR Telecommunications, Inc., Pacific Gateway Exchange, Inc., RSL Communications Ltd. and Telegroup, Inc.; (iv) alliances that provide wholesale carrier services, such as "Global One" (Sprint, Deutsche Telekom AG and France Telecom S.A.) and Uniworld (AT&T, Unisource-Telecom Netherlands, Telia AB- Swiss Telecom PTT and Telefonica de Espana S.A.); (v) small long distance resellers; (vi) call re-origination companies; and (vii) providers of IP telephony services.

Primary Competitors

Of these groups listed above, the Company views its primary competition coming from providers of IP telephony services which are listed as follows: ALPHANET TELECOM, INC., AT&T AND AT&T JENS (SUBSIDIARY), DELTA THREE, SONERA LTD., GLOBALNET SYSTEMS, LTD., NET2PHONE, INC, PSINET, INC., QWEST COMMUNICATIONS INTERNATIONAL INC. AND ITXC CORP.

COMPETITION -- INTERNET SERVICES

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

EMPLOYEES

As of September 15, 2000, The Company had 44 employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

Item 2. Properties

         The Company occupies three leased facilities, two in Westlake Village, California, and one in Scottsdale, Arizona. One of the Westlake Village facilities houses sales, software engineering, administrative, telephone and Internet services. The facility is 9,900 square feet, with a lease rate of $8,981 per month, expiring in October 2000. The lease for this facility is renewable on a year-to-year basis at the option of the Company. The Company plans to renew this lease. The other Westlake Village facility houses the manufacturing and inventory warehouse. This facility is 7,100 square feet, with a lease rate of $8,080 per month, expiring in March, 2003. The Scottsdale facility houses sales and hardware engineering. This facility is 2,049 square feet, with a lease rate of $2,089 per month, expiring in December, 2002.

Item 3. Legal Proceedings

         During June 2000, two shareholders who acquired their shares in a private placement in March 2000, filed a lawsuit against Franklin and officer-directors Frank W. Peters and Thomas L. Russell. The lawsuit sought to postpone the June 28, 2000 annual stockholders meeting, based upon alleged deficiencies in the proxy materials pertaining to the meeting. At a Court hearing held on June 28, 2000, the Court declined to enjoin the meeting as requested by plaintiffs. Thereafter, plaintiffs amended the lawsuit several times and ultimately added new claims pertaining to the private placement and alleging securities law violations. A motion to dismiss those claims was filed by Franklin and is scheduled for hearing on October 16, 2000. Because Franklin believes the lawsuit is without merit, it is being vigorously defended. Franklin also has engaged in on-going settlement discussions in order to end the expense and distraction of litigation.

Item 4. Submission of Matters to a Vote of Security Holders

On June 28, 2000, the Company held its Annual Meeting of Shareholders. The meeting provided for an election of Directors.

The current members of the Board of Directors were reelected for a term of one year, as follows:

                       Votes  For       Withhold
Frank W. Peters        23,945,111       4,606,490
Robert S. Harp         23,968,269       4,563,332
Herb Mitchell          23,950,067       4,581,534
Thomas L. Russell      23,959,067       4,572,534
Sidney B. Smith        24,367,667       4,163,934

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol FCM. The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by AMEX for the first and second calendar quarters of 2000 and for calendar year 1999, and the OTC Bulletin Board during the third and fourth calendar quarters of 1998. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

                                           HIGH     LOW
                                           ----     ---
        1998
            Third Quarter...............   2.56     .69
            Fourth Quarter..............   1.24     .44
        1999
            First Quarter...............   4.22    1.25
            Second Quarter..............   3.00    1.87
            Third Quarter...............   3.69    1.38
            Fourth Quarter..............   4.00    1.94
        2000
            First Quarter...............   2.94    1.87
            Second Quarter..............   2.00     .69

         The Company has never declared or paid a cash dividend on its Common Stock and does not expect to pay any cash dividends in the foreseeable future.

As of June 30, 2000, the Company had approximately 814 shareholders of record.

Item 6. Selected Consolidated Financial Data

         The selected financial data set forth below for the fiscal years ended June 30, 1998, 1999 and 2000 have been derived from the Company's consolidated financial statements, audited by Singer, Lewak, Greenbaum & Goldstein LLP and should be read in conjunction with those consolidated financial statements (including the notes thereto). The selected financial data set forth below for the fiscal years ended June 30, 1996 and 1997 have been derived from the Company's audited financial statements not included in this 10-K.

STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                                                YEARS ENDED JUNE 30,
                                                   --------------------------------------------------------------------------------
                                                       1996             1997            1998             1999              2000
                                                   ------------     ------------     ------------     ------------     ------------
Sales .........................................    $        430     $      1,735     $      1,377     $     10,631     $      3,207
Cost of sales .................................             590              990              834            5,641            4,775
                                                   ------------     ------------     ------------     ------------     ------------
   Gross profit (loss) ........................            (160)             745              543            4,990           (1,568)
                                                   ------------     ------------     ------------     ------------     ------------
Operating expenses:
   Research and development expenses ..........             320              480            1,612            1,870            1,834
   Selling, general and administrative
     expenses .................................             947            1,766            3,304            5,602            7,518
   Impairment of long-lived assets ............              70            1,584              591               --              224
                                                   ------------     ------------     ------------     ------------     ------------
     Total operating expenses .................           1,337            3,830            5,507            7,472            9,576
                                                   ------------     ------------     ------------     ------------     ------------
Loss from operations ..........................          (1,497)          (3,085)          (4,964)          (2,482)         (11,144)
                                                   ------------     ------------     ------------     ------------     ------------
Other income (expense):
   Interest income ............................              --               --              250              148               68
   Interest expense ...........................             (26)             (41)             (43)             (27)            (109)
   Abandonment of property and equipment ......              --               --               --               --             (367)
   Other ......................................              (5)              (6)              26              (43)             (56)
                                                   ------------     ------------     ------------     ------------     ------------
     Total other income (expense) .............             (31)             (47)             233               78             (464)
                                                   ------------     ------------     ------------     ------------     ------------
Loss before minority interest,
   income taxes and extraordinary item ........          (1,528)          (3,132)          (4,731)          (2,404)         (11,608)
Minority interest in loss of subsidiary .......              63               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
Loss before income taxes and extraordinary item          (1,465)          (3,132)          (4,731)          (2,404)         (11,608)
Provision for income taxes ....................               2                2                3                7                3
                                                   ------------     ------------     ------------     ------------     ------------
Loss before extraordinary item ................          (1,467)          (3,134)          (4,734)          (2,411)         (11,611)
Extraordinary item
   Gain (loss) on extinguishment of debt, net .              --              310              227               (2)              60
Net loss ......................................    $     (1,467)    $     (2,824)    $     (4,507)    $     (2,413)    $    (11,551)
                                                   ============     ============     ============     ============     ============
Net loss per common share .....................    $      (0.14)    $       (.23)    $       (.29)    $       (.11)    $       (.39)
                                                   ============     ============     ============     ============     ============
Weighted average number of shares
   outstanding ................................      10,279,281       12,267,991       15,524,556       22,596,694       29,797,493

BALANCE SHEET DATA (IN THOUSANDS):

                                                         YEARS ENDED JUNE 30,
                                       --------------------------------------------------------
                                         1996        1997        1998        1999        2000
                                       -------     -------      -------     -------     -------
Cash ............................      $  166       $1,464      $5,750      $1,637      $1,275
Working capital (deficit) .......        (206)         809       5,963       3,355       2,792
Total assets ....................         712        3,514       8,892       9,435       7,157
Long-term debt ..................         238          360         404         762         782
Other liabilities ...............         503          183          --          --          --
Stockholder's equity (deficiency)        (749)       1,575       7,036       5,739       4,906

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

RESULTS OF OPERATIONS

         Fiscal Year Ended June 30, 2000 Compared To Fiscal Year Ended June 30, 1999

         Net Sales. Net sales decreased by $7,424,000, or 70%, from $10,631,000 in the year ended June 30, 1999 to $3,207,000 in the year ended June 30, 2000. The overall decrease is attributable to the loss of a single customer that constituted 76% of total sales for the year ended June 30, 1999. The revenue mix for the year ended June 30, 2000 consisted of 35% DVG and other hardware and software products, and 65% Telephone and Internet services.

         Gross Profit (Loss). Gross profit decreased as a percentage of net sales to a loss of (49)% for the year ended June 30, 2000, from a gross profit of 47% of net sales for the corresponding period of 1999. The gross profit percentage decrease can be attributed to a combination of carrier termination costs exceeding flat rate revenues for telephone services and fixed manufacturing overhead costs exceeding the margins produced by a smaller hardware sales base.

         Operating Expenses. Operating expenses increased by $2,104,000, or 28%, from $7,472,000 in the year ended June 30, 1999 to $9,576,000 in the year ended June 30, 2000. The increase is attributable to increased sales and marketing efforts, accounting charges associated with cashless exercise of employee stock options, and costs in enhancing the general and administrative infrastructure.

         Other Income (Expense). Interest income decreased by $80,000, or 54%, from $148,000 in the year ended June 30, 1999 to $68,000 in the year ended June 30, 2000, due to a reduction in the availability of equity funds for investment in interest bearing accounts. Interest expense increased by $82,000, or 304% from $27,000 in the year ended June 30, 1999 to $109,000 in the year ended June 30, 2000, due to the $2,500,000 in convertible notes issued by the Company during the year ended June 30, 2000. The convertible notes, including accrued interest, were subsequently repaid in May, 2000. Other expense increased from $43,000 in the year ended June 30, 1999 to $56,000 in the year ended June 30, 2000, due to various non-operating items. During the year ended June 30, 2000, the Company took a charge of $367,000 for equipment located at previous joint venture partner locations, which was deemed to be not recoverable.

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

         Other Income (Expense). Interest income decreased by $102,000, or 41%, from $250,000 in the year ended June 30, 1998 to $148,000 in the year ended June 30, 1999, due to a reduction in the availability of equity funds for investment in interest bearing accounts. Other expense increased from $-0- in the year ended June 30, 1998 to $43,000 in the year ended June 30, 1999, due to various non-operating items. Other income decreased from $26,000 in the year ended June 30, 1998 to $-0- in the year ended June 30, 1999, due to various non-operating items.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and net working capital totaled $1,275,000 and $2,792,000, respectively, as of June 30, 2000. The sources of cash were provided primarily by issuance of equity securities, and to a lesser extent, collections of sales revenues. The Company has relied on sales of new shares and the exercise of warrants and options to supplement the funding of operations for an extended period of time. The Company received $10,355,000, $1,011,000 and $10,589,000 in equity financing, for the years ended June 30, 1998, 1999, and 2000, respectively. Its subsidiary, FNet, received $406,000, $110,000 and $53,000 in equity financing for the years ended June 30, 1998, 1999 and 2000, respectively. FNet has continued to experience losses, due primarily to the carrier termination costs associated with the flat rat service business. This flat rate service business has been discontinued.

         The Company anticipates that its primary uses of working capital in future periods will be for operations, including increases in product development, expansion of its marketing plan, and funding of increases in accounts receivable and possibly acquisitions. Although the Company seeks to use its Common Stock to make acquisitions to the extent possible, many acquisition candidates may require that all or a significant portion of the purchase price be paid in cash.

         The Company believes that existing cash and cash equivalents, cash flow from operations, and cash raised through future anticipated private placements of securities will be sufficient to meet the Company's presently anticipated working capital needs for at least the next twelve months and the foreseeable future.

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

         INTEREST RATE RISK. At June 30, 2000 and 1999, the Company's cash equivalents and short-term investments totalled approximately $1,275,000 and $1,637,000, respectively. Since the Company typically does not purchase fixed-income securities, its cash and cash equivalents are not subject to significant interest rate risk. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

         EQUITY PRICE RISK The Company does not invest in available-for-sale equity securities, and is not subject to significant equity price risk.

         FOREIGN EXCHANGE RATE RISK The Company operates internationally and sometimes receives payments in local currencies. This can expose the Company to market risk from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. As a result the Company faces the risk that the foreign currencies may decline in value as compared to the U.S. dollar, resulting in a foreign currency translation loss.

Item 8. Financial Statements and Supplementary Data

See Part IV, Item 14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Part III.

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

          NAME                      AGE                POSITION
          ----                      ---                --------
Frank W. Peters ..............      62   Chairman of the Board of Directors
Robert Stewart ...............      53   Chief Executive Officer
Philip Ericson ...............      45   President and Chief Operations Officer
Robert S. Harp ...............      63   Director
Herb Mitchell ................      63   Director
Sidney Smith .................      62   Director
Thomas Russell ...............      48   Chief Financial Officer and a Director

         Mr. Peters has been the Chairman of the Board of Directors since its organization in 1981 and served as its Chief Executive Officer until September 2000. Between 1975 and 1984 he was also President of Franklin Data Systems and Franklin Systems Corporation, predecessors to the Company. From 1973 to 1975, he was Vice President of Jacquard Systems Corporation, a computer hardware and word processing software development marketer. Between 1965 and 1973 he held various marketing and sales positions with IBM.

         Mr. Stewart has served as Chief Executive Officer since September 2000. In addition to a diplomatic career with the Canadian Secretary of State between 1973 and 1976, Mr. Stewart has thirty years of senior global business experience in finance, construction, mining, petroleum and energy. He has developed several world class IPP gas-to-electricity projects as chairman of Tangas A.G. and Camgas A.G. including the start-up of the giant $500 million Songo Songo Field in Tanzania between 1990 and 1993. Between 1979-97, as chairman/CEO of Interop A.G., International Cobalt Corporation and Canada-Africa Mining Corporation, he joint ventured with Bechtel International Corporation on several global infrastructure projects including the $5 billion Congo Master Plan. Concurrently he also has 20 years experience completing large infrastructure projects with two chairmen of Krupp Thyssen International A.G., Europe's largest steel and construction manufacturer.

         Mr. Ericson has been President and Chief Operations Officer of the Company since January 2000. Mr.Ericson has been a major force in the development of digital telephony and the emergence of voice over the Internet applications. Widely published in trade journals and a frequent speaker at industry conferences, Mr. Ericson has worked at the cutting edge of communications and control systems for over twenty years. Before joining Franklin Telecom, Mr. Ericson founded four research and development and production manufacturing companies. One of his ventures had a successful IPO and the balance of the firms were acquisitions for major telecommunications and technology buyers. Mr. Ericson designed and analyzed communications systems for Harris Corporation and Litton Industries for six years before beginning his entrepreneurial career. He holds an MS degree in Engineering from the University of Illinois.

         Dr. Harp has been Chairman of Quesant Instruments, a manufacturer of scanning probe microscopes, since 1992. Between 1987 and 1992 he was Chairman of Vertek, a manufacturer of PC peripheral devices. He is also a founder of Vector Graphic, Inc. Dr. Harp has been a director of the Company since 1996.

         Mr. Mitchell has thirteen years experience as a stock broker with Hornblower & Weeks in Boston. He negotiated the first cultural exchange program between Los Angeles and her sister city Leningrad (now St. Petersburg) for which he received a commendation from the Mayor of Los Angeles. He is currently enjoying a successful career as an actor, writer and producer for theatre, motion pictures and television. Mr. Mitchell has been a director of the Company since 1999.

         Mr. Smith, currently Manager of ITS Services for TRW, Inc., where he has been employed for more than thirteen years. He brings extensive experience in the telecommunications industry, including overall responsibility for TRW's entire communications networks. Mr. Smith also serves as a systems engineer in TRW's worldwide satellite communications subsidiary and is a member of TRW's Architectural Review Board. Prior to joining TRW, Mr. Smith was the principal in Sidney B. Smith & Associates, an engineering consulting firm, with a client list including Bechtel Corp., TRW, First Interstate Bank, and GTEL-GTE. He holds a Bachelors degree in Engineering and majored in Industrial Engineering with a minor in Mathematics. Mr. Smith has been a Director for the Company since May, 2000.

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

Item 11. Executive Compensation

The following table sets forth certain compensation paid or accrued by the Company during the years ended June 30, 1998, 1999 and 2000 to its Chief Executive Officer, President and Chief Operating Officer, and its Chief Financial Officer (the "Named Executive Officers").



                                                                                       ALL OTHER        NUMBER OF
                                                      ANNUAL COMPENSATION             COMPENSATION      SECURITIES
                                               ----------------------------------     ------------      UNDERLYING
   NAME AND PRINCIPAL POSITION                 YEAR        SALARY          BONUS                      OPTIONS GRANTED
   ---------------------------                 ----      -----------       ------                     ---------------
Frank W. Peters, CEO(3) ...............        1998      $309,048(1)         -0-         -0-                -0-
                                               1999      $341,583(1)         -0-         -0-                -0-
                                               2000      $341,681            -0-         -0-                -0-

Philip Ericson, President and COO(2) ..        1998           -0-            -0-         -0-                -0-
                                               1999           -0-            -0-         -0-                -0-
                                               2000      $100,962            -0-         -0-              400,000

Thomas Russell, Chief Financial Officer        1998      $109,167         $5,000         -0-              200,000
                                               1999      $137,016            -0-         -0-              600,000
                                               2000      $154,327            -0-         -0-                -0-

(1) Portions of these amounts were deferred.
(2) Mr. Ericson was employed by the Company beginning in January 2000.
(3) Mr. Peters was succeeded by Mr. Robert Stewart as CEO on September 15, 2000.

         Except as disclosed above, no compensation characterized as long-term compensation, including or long-term incentive plan payouts, were paid by the Company during the years ended June 30, 1998, 1999 and 2000 to any of the Named Executive Officers.

         Employment Arrangements. The Company's Chairman is employed pursuant to a six year Employment Agreement, effective January 1, 1998. The Employment Agreement provides for compensation at the rate of $27,000 per month, with annual increases of 6%. Beginning in June 2000, the Company's Chairman temporarily reduced his salary to $12,500 per month until certain goals are achieved by the Company. The Company's Chief Financial Officer is employed pursuant to Employment Agreement for a two year period, commencing on January 10, 1999, providing monthly compensation at the rate of $12,500 per month, with annual increases of 6%.

         Option Grants During the Year Ended June 30, 2000. The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the twelve months ended June 30, 2000:

                                          % OF TOTAL
                             NUMBER OF      OPTIONS                                 POTENTIAL REALIZABLE
                             SECURITIES    GRANTED TO                              VALUE AT ASSUMED ANNUAL
                             UNDERLYING    EMPLOYEES                                 RATE OF STOCK PRICE
                              OPTIONS      IN FISCAL   EXERCISE                       APPRECIATION FOR
NAME                  YEAR    GRANTED        YEAR       PRICE     EXPIRATION DATE        OPTION TERM
----                  ----    -------        ----       -----     ---------------        -----------
                                                                                           5%          10%
Frank W. Peters ......2000      -0-            0%                                         -0-          -0-
Philip Ericson .......2000      400,000       28%       $.69        June 23,2003      $28,290      $57,960
Thomas Russell .......2000      -0-            0%                                         -0-          -0-

The following table sets forth certain information as of June 30, 2000 with respect to options held by the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.


                                                                   OPTION VALUES AS OF JUNE 30, 2000
                                                         ------------------------------------------------------
                                                                 NUMBER OF              VALUE OF UNEXERCISED
                         SHARES                                 UNEXERCISED                 IN-THE-MONEY
                       ACQUIRED ON        VALUE                 OPTIONS AT                   OPTIONS AT
                        EXERCISE         REALIZED              JUNE 30, 2000              JUNE 30, 2000(1)
NAME                       (#)             ($)           EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                   ----------        --------        -------------------------    -------------------------
Frank W. Peters...          N/A                -0-             1,550,000/-0-              $1,013,000/-0-
Philip  Ericson...          N/A                -0-               -0-/400,000                -0-/$100,000
Thomas Russell....      300,000           $539,608               400,000/-0-                $200,000/-0-

(1) Assumes that a share of Common Stock was valued at $0.94 per share on June 30, 2000. Amounts reflected are based on this assumed price minus the exercise price and do not indicate that shares were sold.

PERFORMANCE GRAPH

The following graph summarizes cumulative total shareholders return data (assuming reinvestment of dividends) for the five-year period beginning June 30, 1995. The graph assumes that $100 was invested on June 30, 1995: (i) in the Common Stock of Franklin Telecommunications, Corp., (ii) in the S&P 500 Index and (iii) a peer group of comparable companies. The stock price performance on the following graph is not necessarily indicative of future stock price performance.









                              [PERFORMANCE GRAPH]









-----------------------------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS
                                06/30/1995   06/28/1996   06/30/1997  06/30/1998   06/30/1999    06/30/2000
-----------------------------------------------------------------------------------------------------------
FRANKLIN TELECOMMUNICATIONS      $100.00      $139.71      $275.74      $301.47      $308.82      $110.29
PEER GROUP                       $100.00      $ 99.46      $ 90.54      $126.59      $152.26      $256.60
S&P 500                          $100.00      $125.98      $169.67      $220.83      $271.10      $290.75
-----------------------------------------------------------------------------------------------------------

Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677. Data from Bloomberg Financial Markets.

Note: Vodavi Technology, Inc. and Vocaltec Communications Ltd., members of the peer group, started trading 10/6/95 and 2/6/96, respectively. Netrix, a peer group member for the 1999 proxy stock chart, is not included in the current peer group for the 2000 proxy stock chart.


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

        The compensation of the Company's Chief Executive Officer, President and Chief Financial Officer for the fiscal year ending June 30, 2000 was based on an Employment Agreements outlined above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2000 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

                                                              SHARES BENEFICIALLY OWNED
                                                            (INCLUDES EXERCISABLE OPTIONS)
                                                            ------------------------------
NAME AND ADDRESS                                              NUMBER           PERCENT
----------------                                              ------           -------
Frank W. Peters ......................................      4,744,669             14%
733 Lakefield Road
Westlake Village, CA 91361

Philip Ericson .......................................            -0-            -0-
733 Lakefield Road
Westlake Village, CA 91361

Robert S. Harp .......................................         25,000            -0-
733 Lakefield Road
Westlake Village, CA 91361

Herb Mitchell ........................................        193,875              1%
733 Lakefield Road
Westlake Village, CA 91361

Sidney Smith .........................................            -0-            -0-
733 Lakefield Road
Westlake Village, CA 91361

Thomas Russell .......................................        517,992              2%
733 Lakefield Road
Westlake Village, CA 91361

All directors and executive officers of the Company as
a group (5 persons) ..................................      5,481,536             16%

Item 13.  Certain Relationships and Related Transactions

        In August, 1999, Herb Mitchell, a non executive director of the Company, received warrants to purchase 140,000 shares at an exercise price of $1.38 per share as consideration for production of advertising materials.

        In October, 1999, the Company's former President exercised options to purchase 262,500 shares of the Company's Common stock at an exercise price of $.44 per share. The exercise was done on a net basis, so that the actual number of shares issued were 215,973.

        In October, 1999, the Company's Chief Financial Officer exercised options to purchase 150,000 shares of the Company's Common stock at an exercise price of $.44 per share. The exercise was done on a net basis, so that the actual number of shares issued were 103,043.

        In February, 2000, the Company's Chief Financial Officer exercised options to purchase 150,000 shares of the Company's Common stock at an exercise price of $.44 per share. The exercise was done on a net basis, so that the actual number of shares issued were 117,992.

        In May, 2000, the Company's President was granted options to purchase 400,000 shares of the Company's Common stock at an exercise price of $.69 per share. The options vest over a two year period.

Part IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Exhibits

        3.1 Restated Articles of Incorporation of Franklin Telecommunications Corp.(1)

        3.2   Bylaws of Franklin Telecommunications Corp.(2)

        10.1 Employment Agreement, dated March 1, 1993 between Franklin Telecommunications Corp. and Frank W. Peters(1)

        10.2 Form of Securities Purchase Agreement, dated as of March 16, 2000, between Registrant and the investors named therein(3)

        10.3  Form of Protective Warrant(3)

        10.4  Form of Term Warrant(3)

        10.5  Registration Rights Agreement, dated as of March 16, 2000(3)

        23.1  Consent of Singer, Lewak, Greenbaum & Goldstein LLP

        27.1  Financial Data Schedule

(1) Incorporated by reference from Registrant's Registration Statement on Form S-1 (No. 333-24791), filed with the Commission on April 9, 1997.

(2) Incorporated by reference from Amendment No. 2 to Registrant's Registration Statement on Form S-3 (No. 333-35834), filed with the Commission on July 31, 2000.

(3) Incorporated by reference from Registrant's Registration Statement on Form S-3 (No. 333-35834), filed with the Commission on April 28, 2000.


(b)     Financial Statements

(c)     Reports on From 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FRANKLIN TELECOMMUNICATIONS CORP.


                                            By /s/   Robert Stewart
                                               ---------------------------------
                                               Robert Stewart
                                               Chief Executive Officer

Dated: September 26, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           SIGNATURE                              TITLE                               DATE
           ---------                              -----                               ----
(1) Principal Executive Officer

     /s/ ROBERT STEWART                 Chief Executive Officer                 September 26, 2000
---------------------------------
       Robert Stewart

(2) Principal Financial and Accounting Officer

     /s/ THOMAS RUSSELL                 Chief Financial Officer and a           September 26, 2000
---------------------------------       Director
       Thomas Russell

(3) Directors

     /s/ FRANK W. PETERS                Chairman of the Board of                September 26, 2000
---------------------------------       Directors
       Frank W. Peters


     /s/ SIDNEY SMITH                  Director                                 September 26, 2000
---------------------------------
        Sidney Smith

     /s/   ROBERT S. HARP               Director                                September 26, 2000
---------------------------------
        Robert S. Harp

     /s/   HERB MITCHELL                Director                                September 26, 2000
---------------------------------
        Herb Mitchell

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


                                                                       Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       1

FINANCIAL STATEMENTS

         Consolidated Balance Sheets ............................      2 - 3

         Consolidated Statements of Operations ..................      4 - 5

         Consolidated Statements of Shareholders' Equity ........      6 - 8

         Consolidated Statements of Cash Flows ..................      9 - 11

         Notes to Consolidated Financial Statements .............      12 - 42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Franklin Telecommunications Corp.

We have audited the accompanying consolidated balance sheets of Franklin Telecommunications Corp. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ending June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Telecommunications Corp. and subsidiaries as of June 30, 2000 and 1999, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, during the year ended June 30, 2000, the Company incurred a net loss of $11,551,000, it had negative cash flows from operations of $9,300,000 and it had an accumulated deficit of $27,446,000. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 30, 2000

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                        JUNE 30,
--------------------------------------------------------------------------------


                                     ASSETS

                                                                             2000              1999
                                                                          ----------        ----------
CURRENT ASSETS
         Cash and cash equivalents                                        $1,275,000        $1,637,000
         Accounts receivable, less allowance for doubtful accounts
                  of $50,000 and $106,000                                    136,000         2,610,000
         Other receivables                                                     8,000           137,000
         Current portion of notes receivable (a portion due from a
                  related party)                                              64,000           150,000
         Inventories                                                       2,698,000         1,674,000
         Prepaid expenses                                                     80,000            81,000
                                                                          ----------        ----------

                           Total current assets                            4,261,000         6,289,000

PROPERTY AND EQUIPMENT, net                                                2,158,000         2,164,000
NOTES RECEIVABLE, net of current portion                                          --           160,000
OTHER ASSETS                                                                 738,000           822,000
                                                                          ----------        ----------

                           TOTAL ASSETS                                   $7,157,000        $9,435,000
                                                                          ==========        ==========



   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                        JUNE 30,
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      2000                 1999
                                                                                  ------------         ------------
CURRENT LIABILITIES
         Current portion of notes payable (majority due
                  to a related party)                                             $         --         $     24,000
         Current portion of capital lease obligations                                   34,000                   --
         Accounts payable                                                              407,000            1,027,000
         Accrued liabilities                                                         1,028,000            1,883,000
                                                                                  ------------         ------------

                  Total current liabilities                                          1,469,000            2,934,000

NOTES PAYABLE (majority due to a related party),
         less current portion                                                          762,000              762,000
CAPITAL LEASE OBLIGATIONS, net of current portion                                       20,000                   --
                                                                                  ------------         ------------

                           Total liabilities                                         2,251,000            3,696,000
                                                                                  ------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
         Series C convertible preferred stock, no par value
                  10,000,000 shares authorized
                  0 and 0 shares issued and outstanding                                     --                   --
         Common stock, no par value
                  90,000,000 shares authorized
                  34,247,013 and 25,796,726 shares issued
                      and outstanding                                               32,270,000           21,628,000
         Common stock committed, no par value
                  74,716 and 10,000 shares committed but
                  not yet issued                                                        82,000                6,000
         Accumulated deficit                                                       (27,446,000)         (15,895,000)
                                                                                  ------------         ------------

                            Total shareholders' equity                               4,906,000            5,739,000
                                                                                  ------------         ------------

                                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  7,157,000         $  9,435,000
                                                                                  ============         ============



   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                                              2000                 1999                 1998
                                                          ------------         ------------         ------------
SALES
     Product                                              $  1,109,000         $  8,767,000         $    778,000
     Telephone and Internet services                         2,098,000            1,864,000              599,000
                                                          ------------         ------------         ------------

         Total sales                                         3,207,000           10,631,000            1,377,000
                                                          ------------         ------------         ------------

COST OF SALES
     Product                                                 1,115,000            4,475,000              749,000
     Telephone and Internet services                         3,660,000            1,166,000               85,000
                                                          ------------         ------------         ------------

         Total cost of sales                                 4,775,000            5,641,000              834,000
                                                          ------------         ------------         ------------

GROSS PROFIT (LOSS)                                         (1,568,000)           4,990,000              543,000
                                                          ------------         ------------         ------------

OPERATING EXPENSES
     Research and development expenses                       1,834,000            1,870,000            1,612,000
     Selling, general, and administrative expenses           7,518,000            5,602,000            3,304,000
     Impairment of long-lived assets                           224,000                   --              591,000
                                                          ------------         ------------         ------------

         Total operating expenses                            9,576,000            7,472,000            5,507,000
                                                          ------------         ------------         ------------

LOSS FROM OPERATIONS                                       (11,144,000)          (2,482,000)          (4,964,000)
                                                          ------------         ------------         ------------

OTHER INCOME (EXPENSE)
     Interest income                                            68,000              148,000              250,000
     Other income                                                   --                   --               26,000
     Interest expense                                         (109,000)             (27,000)             (43,000)
     Other expense                                             (56,000)             (43,000)                  --
     Abandonment of property and equipment                    (367,000)                  --                   --
                                                          ------------         ------------         ------------

         Total other income (expense)                         (464,000)              78,000              233,000
                                                          ------------         ------------         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND
     EXTRAORDINARY ITEM                                    (11,608,000)          (2,404,000)          (4,731,000)

PROVISION FOR INCOME TAXES                                       3,000                7,000                3,000
                                                          ------------         ------------         ------------



   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                                              2000                 1999                 1998
                                                          ------------         ------------         --------------
LOSS BEFORE EXTRAORDINARY ITEM                            $(11,611,000)        $ (2,411,000)        $ (4,734,000)

EXTRAORDINARY ITEM
     Gain (loss) on extinguishment of debt, net of
         taxes of $0, $0, and $0                                60,000               (2,000)             227,000
                                                          ------------         ------------         ------------

NET LOSS                                                  $(11,551,000)        $ (2,413,000)        $ (4,507,000)
                                                          ============         ============         ============

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO
     COMMON SHAREHOLDERS
         Loss before extraordinary gain (loss)            $      (0.39)        $      (0.11)        $      (0.30)
         Extraordinary gain (loss)                                  --                   --                 0.01
                                                          ------------         ------------         ------------

              NET LOSS PER COMMON SHARE                   $      (0.39)        $      (0.11)        $      (0.29)
                                                          ============         ============         ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                  29,797,493           22,596,694           15,524,556
                                                          ============         ============         ============



   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                               Preferred Stock               Common Stock
                                            -------------------          ---------------------
                                            Shares       Amount          Shares         Amount
                                            ------       ------          ------         ------
BALANCE, JUNE 30, 1997                         --     $        --      13,191,223     $ 9,971,000
SALE OF PREFERRED STOCK                       740       7,400,000
REPURCHASE OF COMMON
     STOCK FROM RELATED PARTIES                                           (23,818)       (161,000)
COMMON STOCK ISSUED FOR
     Cash                                                                 333,333       1,060,000
     Notes receivable                                                     345,500
     Stock options/warrants                                             1,838,748       2,518,000
     Exchange of common shares
         with related parties                                             400,000         161,000
     Conversion of notes payable
         by a related party                                             1,333,695         133,000
     Conversion of preferred stock           (192)     (1,702,000)        799,431       1,702,000
     Issuance of committed shares                                         286,066         573,000
     Services rendered
COMMON STOCK OF SUBSIDIARY
     ISSUED FOR
         Cash                                                                             362,000
         Stock options                                                                     36,000
         Services rendered                                                                  8,000
OFFERING COSTS                                           (842,000)                       (142,000)
CANCELLATION OF SHARES                                                   (160,000)       (650,000)
NET LOSS
                                             ----      ----------      ----------     -----------



                                           Common Stock Committed      Accumulated
                                           ----------------------
                                             Shares        Amount         Deficit          Total
                                             ------        ------         -------          -----
BALANCE, JUNE 30, 1997                        296,066    $   579,000    $(8,975,000)    $ 1,575,000
SALE OF PREFERRED STOCK                                                                   7,400,000
REPURCHASE OF COMMON
     STOCK FROM RELATED PARTIES                                                            (161,000)
COMMON STOCK ISSUED FOR
     Cash                                                                                 1,060,000
     Notes receivable                                                                            --
     Stock options/warrants                    11,000         14,000                      2,532,000
     Exchange of common shares
         with related parties                                                               161,000
     Conversion of notes payable
         by a related party                                                                 133,000
     Conversion of preferred stock                                                               --
     Issuance of committed shares            (286,066)      (573,000)                            --
     Services rendered                         56,336         71,000                         71,000
COMMON STOCK OF SUBSIDIARY
     ISSUED FOR
         Cash                                                                               362,000
         Stock options                                                                       36,000
         Services rendered                                                                    8,000
OFFERING COSTS                                                                             (984,000)
CANCELLATION OF SHARES                                                                     (650,000)
NET LOSS                                                                 (4,507,000)     (4,507,000)
                                             --------    -----------    -----------     -----------




   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                               Preferred Stock                   Common Stock
                                             --------------------           ----------------------
                                             Shares        Amount           Shares          Amount
                                             ------        ------           ------          ------
BALANCE, JUNE 30, 1998                         548     $  4,856,000       18,344,178     $ 15,571,000
COMMON STOCK ISSUED FOR
     Cash                                                                    444,725          474,000
     Notes receivable                                                        807,536
     Conversion of preferred stock            (548)      (4,856,000)       5,543,468        4,856,000
     Issuance of committed shares                                             67,336           85,000
     Services rendered                                                       121,356           64,000
     Stock options/warrants                                                  468,127          468,000
COMMON STOCK OF SUBSIDIARY
     ISSUED FOR
         Cash                                                                                  60,000
         Stock options                                                                         50,000
NET LOSS
                                              ----     ------------       ----------     ------------

BALANCE, JUNE 30, 1999                          --               --       25,796,726       21,628,000
SHARES OF COMMON STOCK
     COMMITTED FOR ACCRUED
     COMPENSATION
EXPIRATION OF COMMITTED
     SHARES
COMMON STOCK ISSUED FOR
     Cash                                                                  6,955,957        8,056,000
     Services rendered                                                        21,694           48,000
     Stock options/warrants                                                  261,603          179,000




                                              Common Stock Committed
                                              ----------------------       Accumulated
                                                Shares       Amount          Deficit            Total
                                                ------       ------          -------            -----
BALANCE, JUNE 30, 1998                           77,336    $     91,000    $(13,482,000)    $  7,036,000
COMMON STOCK ISSUED FOR
     Cash                                                                                        474,000
     Notes receivable
     Conversion of preferred stock                                                                    --
     Issuance of committed shares               (67,336)        (85,000)                              --
     Services rendered                                                                            64,000
     Stock options/warrants                                                                      468,000
COMMON STOCK OF SUBSIDIARY
     ISSUED FOR
         Cash                                                                                     60,000
         Stock options                                                                            50,000
NET LOSS                                                                     (2,413,000)      (2,413,000)
                                                -------    ------------    ------------     ------------

BALANCE, JUNE 30, 1999                           10,000           6,000     (15,895,000)       5,739,000
SHARES OF COMMON STOCK
     COMMITTED FOR ACCRUED
     COMPENSATION                                74,716          82,000                           82,000
EXPIRATION OF COMMITTED
     SHARES                                     (10,000)         (6,000)                          (6,000)
COMMON STOCK ISSUED FOR
     Cash                                                                                      8,056,000
     Services rendered                                                                            48,000
     Stock options/warrants                                                                      179,000



   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                               Preferred Stock                  Common Stock
                                             -------------------            ---------------------
                                             Shares       Amount            Shares         Amount
                                             ------       ------            ------         ------
     Cashless exercise of
         options                                       $                   1,211,033    $    717,000
     Warrants issued in exchange
         for services rendered                                                                60,000
     Warrants issued in exchange
         for private placement                                                             2,039,000
     Warrants issued for financing
       costs                                                                                 110,000
     Offering costs                                                                         (620,000)
COMMON STOCK OF SUBSIDIARY
     ISSUED FOR CASH                                                                          53,000
NET LOSS
                                             -----     ------------       ----------    ------------
BALANCE, JUNE 30, 2000                          --     $         --       34,247,013    $ 32,270,000
                                             =====     ============       ==========    ============

                                                Common Stock Committed
                                                -----------------------      Accumulated
                                                Shares           Amount        Deficit           Total
                                                ------           ------        -------           -----
     Cashless exercise of
         options                                              $              $                $    717,000
     Warrants issued in exchange
         for services rendered                                                                      60,000
     Warrants issued in exchange
         for private placement                                                                   2,039,000
     Warrants issued for financing
       costs                                                                                       110,000
     Offering costs                                                                               (620,000)
COMMON STOCK OF SUBSIDIARY
     ISSUED FOR CASH                                                                                53,000
NET LOSS                                                                      (11,551,000)     (11,551,000)
                                             ------------    ------------    ------------     ------------
BALANCE, JUNE 30, 2000                             74,716    $     82,000    $(27,446,000)    $  4,906,000
                                             ============    ============    ============     ============



   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                                                         2000                 1999                 1998
                                                                     ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $(11,551,000)        $ (2,413,000)        $ (4,507,000)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                               642,000              434,000              167,000
              Compensation expense                                             --                   --               71,000
              Stock issued for services rendered                           48,000               50,000                   --
              Warrants issued for services rendered                        60,000                   --                   --
              Cashless exercise of stock options and warrants             717,000                   --                   --
              Warrants issued for financing costs                         110,000                   --                   --
              Loss on abandonment of property and equipment               367,000                   --                   --
              Impairment of long-lived assets                             224,000                   --                   --
              Gain on write-off of debt                                   (60,000)                  --                   --
              Provision for doubtful accounts                           1,355,000               98,000              (26,000)
     (Increase) decrease in
         Accounts receivable                                              251,000           (2,617,000)              15,000
         Other receivables                                                 65,000               25,000               92,000
         Inventories                                                     (156,000)          (1,003,000)            (277,000)
         Prepaid expenses                                                   1,000              (26,000)            (487,000)
         Other assets                                                     (10,000)                  --                   --
     Increase (decrease) in
         Accounts payable                                                (620,000)             854,000               (2,000)
         Accrued liabilities                                             (743,000)             747,000              468,000
                                                                     ------------         ------------         ------------

Net cash used in operating activities                                  (9,300,000)          (3,851,000)          (4,486,000)
                                                                     ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                 (720,000)          (1,275,000)            (378,000)
     Issuance of notes receivable                                              --                   --             (517,000)
     Proceeds from notes receivable                                            --              207,000                   --
     Other assets                                                         (49,000)            (260,000)            (272,000)
     Other liabilities                                                         --                   --             (183,000)
                                                                     ------------         ------------         ------------

Net cash used in investing activities                                    (769,000)          (1,328,000)          (1,350,000)
                                                                     ------------         ------------         ------------



   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                                                2000                1999                  1998
                                                            ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                            $  2,500,000         $         --         $    129,000
     Payments on notes payable                                (2,500,000)                  --               (1,000)
     Proceeds from sale of preferred stock, net of
         offering costs                                               --                   --            6,558,000
     Proceeds from sale of common stock and warrants           9,475,000            1,011,000            3,797,000
     Proceeds from sale of minority stock in
         consolidated subsidiary                                  53,000               55,000                   --
     Proceeds from exercise of options                           179,000                   --                   --
     Payments on capital lease obligation                             --                   --             (361,000)
                                                            ------------         ------------         ------------

Net cash provided by financing activities                      9,707,000            1,066,000           10,122,000
                                                            ------------         ------------         ------------

Net increase (decrease) in cash and cash
     equivalents                                                (362,000)          (4,113,000)           4,286,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   1,637,000            5,750,000            1,464,000
                                                            ------------         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $  1,275,000         $  1,637,000         $  5,750,000
                                                            ============         ============         ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INCOME TAXES PAID                                      $         --         $         --         $      3,000
                                                            ============         ============         ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   During the year ended June 30, 2000, the Company completed the following:

- Repossessed equipment from a customer who was in arrears on payment for said equipment at a cost of $868,000.

- Equipment with a net book value of $150,000 was transferred to the Company in exchange for payment of a long-term note receivable.

- Committed to issue 74,716 shares of common stock valued at $82,000 as payment for accrued compensation to an employee.

- Issued 275,625 warrants to purchase common stock for services valued at $60,000.

-       Purchased equipment under a capital lease in the amount of $54,000.



   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the year ended June 30, 1999, the Company completed the following:

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

NOTE 1 - BUSINESS AND ORGANIZATION

        Franklin Telecommunications Corp. ("Franklin") and its subsidiaries (collectively, the "Company") design, build, and sell Internet Telephony equipment, also called Voice Over Internet Protocol equipment ("VOIP"), and other high speed communications products and subsystems. The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through its majority-owned subsidiary, FNet Corp. ("FNet"), the Company provides traditional switched network and Internet Protocol telephony services and Internet access to businesses and individuals. FNet has had limited operations to date. The Company's customers are located primarily in the United States, Canada, South America, Asia, and parts of Europe in a wide range of industries including financial services, government, telephone services, and manufacturing.

        The Company offers a suite of Internet Telephony solutions that enable business communications over the Internet. From the small office home office ("SOHO") to the branch office and headquarters operations of medium to large scale corporate America, the Company offers a cost-effective call handling solution. From the enterprise to the carrier market, the Company can deal with "convergence," managing the connectivity and integration of voice, data, fax, and video. Wherever possible, the Company offers a turnkey solution that can be "owned" by its customers. When equipment sales are not in the best interest of a particular customer's business communications solution, the Company plans to provide that solution as a "service" that can be leased. The Company is a leading edge supplier of Internet Telephony solutions as a result of its flexibility in providing business communication solutions as equipment or services on a global basis. The Company's products and services enable connectivity and e-commerce.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN MATTERS

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $11,551,000 during the year ended June 30, 2000 and it had negative cash flows from operations of $9,300,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The Company's attainment of profitable operations is dependent upon its obtaining adequate debt and equity financing and achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        Management plans to raise additional equity capital, continue to develop its products, and look for merger or acquisition candidates.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Acquisitions

        On February 28, 1997, the Company acquired Internet Passport, LLC, a limited liability company, ("Passport") in exchange for 600,000 shares of Franklin's common stock. The agreement also provided for the assumption of certain debts totaling $411,000, including the issuance of an additional 7,900 shares of Franklin's common stock valued at $1.73 to satisfy certain obligations of Passport. Passport is a start-up company incorporated in August 1996 that provides Internet services pursuant to contractual arrangements with satellite transmission providers. The acquisition was accounted for using the purchase method of accounting with the excess of approximately $1,478,000 of the total acquisition costs over the net assets acquired and liabilities assumed being allocated to excess of cost over fair value of net assets of companies acquired.

        During the year ended June 30, 1998, 160,000 shares of the Company's common stock at a value of $650,000 were returned by Passport to the Company and cancelled, as provided under the contract. The remaining excess of cost over fair value of net assets acquired related to the acquisition of $591,000 was reduced to $0.

        During April 1998, FNet entered into a joint venture with LibertyOne Limited, an Australian limited liability corporation that provides project management services and marketing and sales of telecommunications services in New Zealand. The joint venture is to provide voice and data communications through a FNet network to customers in New Zealand, Australia, Asia, and the South Pacific. The joint venture is for an initial term of five years with an option to extend at the expiration date. As of June 30, 2000, the Company had not contributed any funds to the joint venture, and the joint venture had not begun and does not intent to commence operations.

        During June 1998, FNet entered into a joint venture agreement with Megaburst, Inc. to operate an 11-site satellite telephone network in Bosnia used by NATO troops. The joint venture will operate a network that was purchased by Megaburst, Inc. from a third party for $150,000. FNet advanced funds to Megaburst, Inc. for the purchase of the assets. Megaburst, Inc. transferred the assets to FNet during the year ended June 30, 2000.

        During June 1998, FNet purchased all of the assets of LDNet, Inc. for $20,000. These assets consisted of equipment.

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Franklin and its wholly owned or majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

        For the year ended June 30, 2000, no customers accounted for more than 5% of the Company's product sales. One customer accounted for 76% of the Company's product sales for the year ended June 30, 1999. At June 30, 1999, the amount due from this customer amounted to 92% of accounts receivable. Two customers accounted for 30% and 13% of the Company's product sales for the year ended June 30, 1998. At June 30, 1998, amounts due from these two customers amounted to 35% and 25% of accounts receivable.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Concentrations of Credit Risk (Continued)

        Export sales, primarily to Canada, Australia, Europe, and South America, represented 2%, 9%, and 1% of net sales for the years ended June 30, 2000, 1999, and 1998, respectively.

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

        Impairment of Long-Lived Assets

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended June 30, 2000, the Company recognized $64,000 as an impairment loss related to licenses which the Company is no longer using and $160,000 as an impairment loss related to an uncollectible note receivable.

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

        Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Excess of Cost Over Fair Value of Net Assets of Companies Acquired Excess of cost over fair value of net assets of companies acquired arising in connection with the aforementioned business acquisitions is amortized using the straight-line method over five years. The Company assesses the recoverability of these intangibles on a quarterly basis by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is based on fair value as measured by future cash flows and charged to operations in the period in which goodwill impairment is determined by management. During the year ended June 30, 1998, management of the Company determined that $591,000 had been impaired and, accordingly, the Company charged this amount to operations. No amortization of excess of cost over fair value of net assets of companies acquired was recorded for the years ended June 30, 2000, 1999, and 1998.

        Minority Interest

        Minority interest represents the minority shareholders' proportionate share of the equity of FNet.

        During the year ended June 30, 1999, FNet sold approximately 60,000 shares of its stock to outside investors at $1 per share. It also issued 50,000 shares upon the exercise of 50,000 stock options. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the Securities Act of 1933 provided in Rule 505 of Regulation D. After the issuance of these shares, Franklin's ownership percentage remained at 71% as of June 30, 1999.

        During the year ended June 30, 2000, FNet sold approximately 26,250 shares of its stock to outside investors at $2 per share. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the Securities Act of 1933 provided in Rule 505 of Regulation D. After the issuance of these shares, Franklin's ownership percentage remained at 71% as of June 30, 2000.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Minority Interest (Continued)

        The accompanying consolidated financial statements do not reflect a minority interest liability as of June 30, 2000 and 1999 as FNet, on a stand-alone basis, had a shareholders' deficit as of such dates. The accompanying consolidated statements of operations for the years ended June 30, 2000 and 1999 do not reflect the minority interest's share of FNet's losses for said years as the related accrual would result in the Company's recordation of a minority interest receivable.

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

        Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense was $393,000, $204,000, and $109,000 for the years ended June 30, 2000,
        1999, and 1998 respectively.

        Loss per Share

        The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Comprehensive Income

        The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

        Recently Issued Accounting Pronouncements

        In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

        In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.


NOTE 4 - CASH AND CASH EQUIVALENTS

        The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. Excess cash is invested in money market accounts, certificates of deposit, and United States Government agency notes. As of June 30, 2000 and 1999, the uninsured portions of these balances held at the banks aggregated to $1,116,000 and $1,410,000, respectively.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 4 - CASH AND CASH EQUIVALENTS (CONTINUED)

        Income from these investments consists entirely of interest income in the amount of $68,000, $148,000, and $250,000 for the years ended June 30, 2000, 1999, and 1998, respectively. The aggregate carrying amount of cash and short-term investments by major types at June 30 was as follows:

                                  2000              1999
                               ----------        ----------
Cash                           $  519,000        $  969,000
Money market accounts             756,000           633,000
Certificates of deposit                --            35,000
                               ----------        ----------

         TOTAL                 $1,275,000        $1,637,000
                               ==========        ==========


NOTE 5 - INVENTORIES

        Inventories at June 30 consisted of the following:

                          2000              1999
                       ----------        ----------
Raw materials          $1,314,000        $  980,000
Work in process           222,000           510,000
Finished goods          1,162,000           184,000
                       ----------        ----------

         TOTAL         $2,698,000        $1,674,000
                       ==========        ==========


NOTE 6 - PROPERTY AND EQUIPMENT

        Property and equipment at June 30 consisted of the following:

                                        2000               1999
                                     ----------        ----------
Computers and software               $1,607,000        $1,029,000
Machinery and equipment               1,562,000         1,681,000
Furniture and fixtures                  280,000           256,000
                                     ----------        ----------

                                      3,449,000         2,966,000
Less accumulated depreciation         1,291,000           802,000
                                     ----------        ----------

         TOTAL                       $2,158,000        $2,164,000
                                     ==========        ==========

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 6 - PROPERTY AND EQUIPMENT (CONTINUED)

        During the year ended June 30, 2000, the Company was unable to take possession of certain property and equipment and therefore recognized an expense of $367,000 for the abandonment of these assets.


NOTE 7 - NOTES RECEIVABLE

        Notes receivable at June 30 consisted of the following:

                                                               2000             1999
                                                             --------        --------
Note receivable from director, bearing
         interest at 6% per annum, secured
         by certain shares of Franklin's
         common stock, and was due in July
         2000 but was mutually extended for one year         $ 64,000        $     --

Note receivable from customer, bearing interest at
         11.5% per annum, secured by certain
         equipment, and due in August 2001                         --         160,000

Note receivable from joint venture
         partner, bearing interest at 10%
         per annum, secured by a personal
         guarantee from the president of the
         joint venture partners, and due in June 1999              --         150,000
                                                             --------        --------

                                                               64,000         310,000
Less current portion                                           64,000         150,000
                                                             --------        --------

                  LONG-TERM PORTION                          $     --        $160,000
                                                             ========        ========

        During the year ended June 30, 2000, the Company determined that the note receivable from its customer was uncollectible and wrote off the entire balance. The Company recorded a loss on impairment on the note receivable of $160,000.

        In April 2000, the Company obtained the title to certain telephone and satellite equipment from its joint venture partner in exchange for payment of its note receivable. The fair market value of the equipment was $150,000, and as such, no gain or loss was recorded.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 8 - ACCRUED LIABILITIES

        Accrued liabilities at June 30 consisted of the following:

                                        2000              1999
                                     ----------        ----------
Salaries and related expenses        $  690,000        $  633,000
Accrued offering costs                       --             6,000
Accrued interest payable                     --            27,000
Accrued sales tax                         3,000           605,000
Other accrued liabilities               335,000           612,000
                                     ----------        ----------

         TOTAL                       $1,028,000        $1,883,000
                                     ==========        ==========


NOTE 9 - NOTES PAYABLE

                Notes payable at June 30 consisted of the following:

                                                              2000            1999
                                                            --------        --------
Convertible notes payable to former vendors,
         bearing interest at 12% per annum,
         unsecured, and due in December 1999                $     --        $ 24,000

Notes payable to the chief executive officer, non-
         interest-bearing, with payments due through
         June 2001                                           762,000         762,000
                                                            --------        --------

                                                             762,000         786,000
Less current portion                                              --          24,000
                                                            --------        --------

                  LONG-TERM PORTION                         $762,000        $762,000
                                                            ========        ========

        During the year ended June 30, 2000, the conversion feature of the notes payable to former vendors expired. The Company wrote off the notes payable and recognized an extraordinary gain on the extinguishment of debt in the amount of $60,000, which represents $24,000 in principal and $36,000 in accrued interest.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 9 - NOTES PAYABLE (CONTINUED)

        The $762,000 due to the Company's chief executive officer represents three separate notes that were consolidated into one non-interest-bearing promissory note on December 31, 1998. The promissory note contains a set repayment plan with payments through June 30, 2001. If the Company violates the plan, the note is due on demand. As of June 30, 2000, the Company had violated the plan, but the Company's chief executive officer has signed a waiver, deferring all payments due until the earlier of July 1, 2001 or upon an acquisition of the Company. As of June 30, 2000, no acquisition offers have been made.

        In December 1999, the Company issued five convertible notes payable for $500,000 each and 1,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.65 per share to an investment company. The notes bear interest at 10% per annum, are unsecured, require quarterly interest payments on the unconverted balance, and mature on December 3, 2002. The notes are convertible into shares of the Company's common stock if the Company elects not to pay the aggregate principal amount outstanding and accrued interest by May 3, 2000. If the Company elects not to pay the notes in full, the holders may convert all or a portion of the notes into shares of common stock at any time after May 3, 2000 until maturity. Any notes outstanding at the maturity date will be converted into shares of common stock. The conversion price is the lesser of $2.50 or 92% of the three lowest per share prices of the Company's common stock during the 22 trading days prior to conversion. The notes were repaid in May 2000. The warrants vest upon issuance and expire three years from the date of the private placement.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

        Operating Leases and Capital Lease Obligations The Company leases its production, warehouse, and administrative facilities under various non-cancelable operating leases that expire through March 2003. In addition to the minimum annual rental commitments, the leases provide for periodic cost of living increases in the base rent and payment by the Company of common area costs. All leases have various renewal features. Rent expense related to the operating leases was $218,000, $170,000, and $170,000 for the years ended June 30, 2000, 1999, and
        1998, respectively.

        The Company leases two condominiums from a related party on a month-to-month basis for business travel and employee relocation. Rent expense related to these operating leases was $53,100, $49,000, and $0 for the years ended June 30, 2000, 1999, and 1998, respectively.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Operating Leases and Capital Lease Obligations (Continued)

        The Company also leases certain telephone equipment under a capital lease. The lease has an initial term of two years and requires fixed monthly payments.

        Future minimum lease payments under capital and operating leases at June 30, 2000 were as follows:

Year Ending                             Operating        Capital
June 30                                   Lease           Lease
-------                                  --------        --------
2001                                     $157,000        $ 34,000
2002                                      122,000          25,000
2003                                       85,000              --
                                         --------        --------

                                         $364,000          59,000
                                         ========
Less amount representing interest                           5,000
                                                         --------

                                                           54,000
Less current portion                                       34,000
                                                         --------

              LONG TERM PORTION                          $ 20,000
                                                         ========

        In connection with the acquisition of Passport, the Company assumed six capital leases that were assumed by Passport from two entities owned by the previous sole member of Passport. At June 30, 1997, all six capital leases were in default because of provisions in the leases that prohibited the assignment of the leases. In addition, the assets underlying four of the six leases were sold by Passport for cash, which was not used to repay the principal, prior to its acquisition by the Company. Such sales were also prohibited under the terms of the leases, and the lessors had not been informed of such sales. As a result, the lessors had the right to accelerate the payments under all of the leases due to such defaults. During the year ended June 30, 1998, the Company paid off the six leases and recognized a gain of $45,000.

        Litigation

                During June 2000, two shareholders who acquired their shares in a private placement in March 2000, filed a lawsuit against Franklin and officer-directors Frank W. Peters and Thomas L. Russell. The lawsuit sought to postpone the June 28, 2000 annual stockholders meeting, based upon alleged deficiencies in the proxy materials pertaining to the meeting. At a court hearing held on June 28, 2000, the Court declined to enjoin the meeting as requested by plaintiffs. Thereafter, plaintiffs amended the lawsuit several times and ultimately added new claims pertaining to the private placement and alleging securities law violations. A motion to dismiss those claims was filed by Franklin and is scheduled for hearing on October 16, 2000. Because Franklin believes the lawsuit is without merit, it is being vigorously defended. Franklin also has engaged in on-going settlement discussions in order to end the expense and distraction of litigation.

        The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Software License Agreements

        During November 1997, the Company entered into a contract for software development and a worldwide license agreement with a software development company which was amended in May 1998 to include additional software. The license agreement provides for a three-year term and may be extended on a year-to-year basis thereafter. In addition to the fixed fee of $426,000, there is a royalty of $0.75 per port for each personal computer board sold containing the licensed software. Amounts paid under the license agreement totaled $4,500, $103,000, and $328,000 during the years ended June 30, 2000, 1999, and 1998 respectively.

        During January 1998, the Company entered into a worldwide license, manufacturing, and sales agreement with a third party for certain Digital Signal Processing board designs. The license fee consists of an up-front fixed payment of $30,000, plus a royalty of $100 per board manufactured directly, or by contract, up to a maximum total royalty of $200,000. In addition, the Company licensed certain software to the third party at a royalty rate of $1 per port. As of June 30, 1999, $97,800 had been paid and $0 had been received under the terms of the license agreement.

        During March 1998, the Company entered into a five-year, worldwide license agreement with a company to use certain software of this company to create software for sale to third parties. The Company must pay a license fee of $35,000, a royalty of $10 per port, and a one-time, active maintenance and support services fee of $10,000. Amounts paid under this license agreement totaled $0, $0, and $1,360 during the years ended June 30, 2000, 1999, and 1998, respectively. During the year ended June 30, 2000, the Company recognized an impairment of the license of $28,000, which represented the unamortized purchase price of the license that the Company deemed to be impaired.

        During May 1999, the Company entered into a license agreement with a Company to manufacture and sell certain hardware and software which were developed by the licensor. In addition to the fixed fee of $250,000, there is a royalty of $35 per unit for each product sold containing the licensed software and hardware. During the year ended June 30, 1999, the Company paid $150,000 of the fixed fee and $0 in royalty expenses. During the year ended June 30, 2000, the Company accrued the remaining $100,000 for the fixed fee and paid $0 in royalty expenses.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Private Placement Exemptions

        The Company and FNet's private placements of securities have been issued in transactions intended to be exempt from registration under the Securities Act of 1933 pursuant to the provisions of Regulation D promulgated thereunder. These rules include factors pursuant to which one or more private placement transactions may be integrated as part of other offerings and include rules that limit the dollar amount that can be raised and the number of non-accredited investors that can participate. In the event any of the Company's private placement transactions, including private placement transactions undertaken by the Company since the transactions referred to above, were deemed to be integrated, it is possible that the exemption from the registration requirements of the Securities Act of 1933 would not be available for one or more of those offerings. In the event that one or more of such transactions are determined not to have been exempt from such registration requirements, the purchasers may have the right to seek rescission of the sales and/or seek money damages against the Company. Management believes that each of the Company's private offerings were exempt from the registration requirements of the Securities Act of 1933.

        Employment Agreements

        The Company has entered into employment agreements with certain officers/directors/shareholders of Franklin and FNet for terms from two to six years. A portion of the compensation paid pursuant to these agreements is paid semi-monthly, and a portion is deferred and therefore included in accrued liabilities in the accompanying consolidated balance sheets. At June 30, 2000, there were no employment agreements in effect that deferred any of the payment of compensation.


NOTE 11 - SHAREHOLDERS' EQUITY

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

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

        In October 1998, certain outstanding options granted to employees in prior years were repriced. Per SFAS No. 123, the Company should incur additional compensation cost for the excess of the fair value of the modified options issued over the value of the original options at the date of the exchange. The Company thus added that incremental amount to the remaining unrecognized compensation cost for the original options at the June 30, 1999 pro forma disclosure and recognized the total amount over the remaining years of the remaining life of the options. The remaining expected life of the options is five years at June 30, 1999.

        In October 1999, the Company re-priced an aggregate of 547,000 options issued to 14 employees under the 1998 Plan and outside of the Plan. In relation to this re-pricing, the Company did not record any compensation expense for the year ended June 30, 2000 since none of the options had vested.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        In March 2000, the FASB issued an interpretation of SFAS No. 40, "Accounting for Certain Transactions involving Stock Compensation." In accordance with the interpretation, employee stock option awards that are re-priced will be accounted for as variable awards from the date of the re-pricing to the date the options are exercised, forfeited, or expire. The interpretation of this FASB is effective for all re-pricings subsequent to December 15, 1998.

        Activity for the 1986 Plans, the 1988 Plan, the 1993 Plan, the 1994 Plan, and the 1998 Plan is as follows:

                                                                         Weighted-
                                                                          Average
                                                                         Exercise
                                                         Shares            Price
                                                         ------            -----
Outstanding, June 30, 1997                             2,510,500         $   0.49
         Granted                                         626,500         $   2.66
         Exercised                                      (934,250)        $   0.40
         Canceled                                        (37,500)        $   1.19
                                                       ---------

Outstanding, June 30, 1998                             2,165,250         $   1.14
         Granted                                       1,452,000         $   0.63
         Exercised                                      (281,750)        $   0.42
         Canceled                                       (268,750)        $   2.60
                                                       ---------

Outstanding, June 30, 1999                             3,066,750         $   0.83
         Granted                                         322,000         $   0.67
         Exercised                                      (691,000)        $   0.41
         Canceled                                       (347,500)        $   0.58
                                                       ---------

                  OUTSTANDING, JUNE 30, 2000           2,350,250         $   0.37
                                                       ========

                  EXERCISABLE AT JUNE 30, 2000         1,300,500         $   0.26
                                                       ========

        The exercise prices for the options outstanding at June 30, 2000 ranged from $0.10 to $0.69. The weighted-average remaining contractual life of the options outstanding at June 30, 2000 is 7.1 years.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

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

        During the year ended June 30, 2000, the Company granted options to purchase 1,095,000 shares of common stock to key management employees, which vest over a period of two to four years. The option price was set at $0.69 per share, the fair value of the underlying shares.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        Activity for Company options outside of the Plan is as follows:

                                                            Weighted-
                                                             Average
                                                             Exercise
                                             Shares           Price
                                             ------           -----
Outstanding, June 30, 1997                  1,010,000         $1.31
         Granted                              465,000         $2.63
         Exercised                           (150,000)        $1.31
                                           ----------

Outstanding, June 30, 1998                  1,325,000         $1.77
         Granted                            2,615,000         $0.44
         Exercised                            (82,500)        $0.44
         Expired/cancelled                 (1,315,000)        $1.78
                                           ----------

Outstanding, June 30, 1999                  2,542,500         $0.44
         Granted                            1,095,000         $0.69
         Exercised                           (605,000)        $0.45
         Expired/cancelled                   (755,000)        $0.45
                                           ----------

         OUTSTANDING, JUNE 30, 2000         2,277,500         $0.56
                                           ----------

         EXERCISABLE, JUNE 30, 2000         1,112,500         $0.44
                                           ----------

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued) Activity for the FNet Plan is as follows:

                                                                       Weighted-
                                                                       Average
                                                                       Exercise
                                                        Shares           Price
                                                        ------           -----
Outstanding, June 30, 1997                             2,554,000         $1.00
         Granted                                       3,633,000         $1.00
         Exercised                                       (35,500)        $1.00
         Expired/cancelled                              (532,500)        $1.00
                                                     ----------
Outstanding, June 30, 1998                             5,619,000         $1.00
         Granted                                       1,114,000         $1.00
         Exercised                                       (12,000)        $1.00
         Expired/cancelled                            (3,450,000)        $1.00
                                                     ----------

Outstanding, June 30, 1999                             3,271,000         $1.00
         Granted                                          50,000         $2.00
         Expired/cancelled                              (737,000)        $1.00
                                                     ----------

                  OUTSTANDING, JUNE 30, 2000           2,584,000         $1.02
                                                     ----------

                  EXERCISABLE AT JUNE 30, 2000         1,840,750         $1.00
                                                     ----------

        On May 10, 1998, the Company granted options to purchase 300,000 shares of FNet's common stock to a key management employee, which were fully vested on the date of grant. The option price was set at $1 per share, the fair value of the underlying shares.

        During the year ended June 30, 2000, the Company granted options to purchase 2,845,000 shares of FNet's common stock to key management employees, which vest over a period of two to four years. The option price was set at $2 per share, the fair value of the underlying shares.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        Activity for FNet options outside of the FNet Plan is as follows:

                                                   Weighted-
                                                   Average
                                                   Exercise
                                     Shares          Price
                                     ------          -----
Outstanding, June 30, 1997            80,000         $1.00
         Granted                     300,000         $1.00
                                  ----------

Outstanding, June 30, 1998           380,000         $1.00
         Granted                     355,000         $1.00
         Expired/cancelled          (255,000)        $1.00
                                  ----------

Outstanding, June 30, 1999           480,000         $1.00
         Granted                   2,845,000         $2.00
         Expired/cancelled        (1,800,000)        $1.83
                                  ----------

OUTSTANDING, JUNE 30, 2000         1,525,000         $1.86
                                  ----------

EXERCISABLE, JUNE 30, 2000            85,000         $1.00
                                  ----------

        The weighted-average remaining contractual life of the options outstanding at June 30, 2000 is 6.63 years.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation options other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                                  Year Ended June 30,
                             -----------------------------------------------------------
                                 2000                    1999                  1998
                             --------------         --------------        --------------
Net loss
         As reported         $  (11,551,000)        $   (2,413,000)       $   (4,507,000)
         Pro forma           $  (12,154,000)        $   (3,343,268)       $   (4,804,000)
Loss per common share
         As reported         $        (0.39)        $        (0.11)       $        (0.29)
         Pro forma           $        (0.41)        $        (0.15)       $        (0.31)

        These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before June 30, 1996. The pro forma amounts take into account the pro forma compensation expense of the Franklin and FNet options. The fair value of the Franklin options issued to employees described above was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 2000, 1999, and 1998: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 100%, 100%, and 60%, respectively; risk-free interest rates of 6.4%, 5.6%, and 5.5%, respectively; and expected lives of four, four, and four, respectively. The weighted-average fair value of options granted during the years ended June 30, 2000, 1999, and 1998 were $1.27, $0.34, and
        $0.99, respectively, and the weighted-average exercise price was $0.69, $0.63, and $2.66, respectively.

        The fair value of the FNet options issued to employees described above was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the years ended June 30, 2000, 1999, and 1998: dividend yields of 0%, 0%, and 0%, respectively; risk-free interest rates of 6.4%, 5.8%, and 6.2%, respectively; and expected lives of four, four, and four years, respectively. The weighted-average fair value of options granted during the years ended June 30, 2000, 1999, and 1998 was $0.44, $0.20, and $0.99, respectively, and the weighted-average exercise price was $2, $1, and $1, respectively.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

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

        Warrants

        In May 1995, in connection with the 1995 Private Placement, the Company entered into an investment banking agreement with an unrelated entity, whereby the Company granted to the investment banker warrants to purchase 600,000 shares, as amended, of the Company's common stock at an exercise price of $1.35 per share. The warrants vested over a 12-month period and include demand and piggy back registration rights after a period of 24 months from the date of the agreement. The warrants and/or underlying shares may be exercised anytime after two years and for a period of four years from the date of the agreement. As of June 30, 2000, 1999, and 1998, 600,000, 600,000, and 0 of these warrants, respectively, had been exercised.

        In connection with the 1995 Private Placement, during the years ended June 30, 1996 and 1995, the Company issued 2,380,000 and 220,000 warrants, respectively, to purchase shares of the Company's common stock. The exercise price of the warrants was $0.50, as amended, if exercised on or before March 24, 1996 and $1.25 if exercised after March 24, 1996 but on or before September 30, 1998 (the expiration date). There was no additional expense recorded in connection with the issuance of the warrants as the exercise price approximated the fair value at the date of issuance, as determined by management of the Company, of the underlying stock at the date of issuance. For the years ended June 30, 2000, 1999, and 1998, 50,000, 113,250, and 1,841,750 warrants, respectively, were exercised, leaving a remaining balance of 50,000 unexercised as of June 30, 2000.

        In connection with a private placement in August 1999, the Company issued 400,000 incentive warrants to purchase shares of the Company's common stock at an exercise price of $1.55 per share. The warrants may be exercised any time after issuance and for a period of five years from the date of the private placement. There was no additional expense recorded in connection with the issuance of the warrants as the exercise price approximated the fair value of the Company's common stock at the date of issuance. As of June 30, 2000, no warrants were exercised.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Warrants (Continued)

        In connection with the convertible notes payable for $2,500,000 issued in December 1999, the Company issued to an investment banker 100,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.65 per share. The warrants may be exercised any time after issuance and for a period of three years from the date of the private placement. The Company recognized a financing expense of $25,000 in connection with the issuance. As of June 30, 2000, no warrants were exercised.

        In connection with a private placement in March 2000, the Company issued 1,205,667 incentive warrants to purchase shares of the Company's common stock at an exercise price of $2.50 per share. The warrants may be exercised any time after issuance and for a period of five years from the date of the private placement. There was no additional expense recorded in connection with the issuance of the warrants as the exercise price approximated the fair value of the Company's common stock at the date of issuance. As of June 30, 2000, no warrants were exercised.

        In connection with advertising services received, the Company issued 420,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.38 per share. The warrants may be exercised any time after issuance and for a period of one and a half years from the date of the private placement. The Company recognized an expense of $60,000 in connection with the issuance, which represented the value of services received by the advertising company. As of June 30, 2000, 420,000 warrants were exercised, leaving no unexercised warrants available.

        In connection with a private placement in March 2000, the Company issued to various investors 73,600 FNet warrants to purchase shares of FNet's common stock at exercise price ranging from $0.32 to $0.35 per share. The warrants may be exercised any time after issuance and for a period of five years from the date of the private placement. There was no additional expense recorded in connection with the issuance of the warrants as the exercise price approximated the fair value of the Company's common stock at the date of issuance. As of June 30, 2000, 43,600 warrants were exercised, leaving a remaining balance of 30,000 unexercised warrants.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Issuances

        During the year ended June 30, 2000, the Company completed the following significant common stock transactions of previously unissued common shares:

        - Issued 1,211,033 shares in connection with a cashless exercise of options and warrants that were processed by the Company. The Company recognized an expense of $717,000 related to this cashless exercise, primarily due to employees that are not officers of the Company.

        - Issued 261,603 shares in connection with the exercise of stock options for cash of $179,000.

        - In connection with a private placement in August 1999, the Company sold 1,932,368 shares for gross proceeds of $2,000,000, less $371,000 for the value of the 400,000 warrants issued as part of the private placement. The Company paid commissions and fees of $205,000 in connection with this private placement.

        - In connection with a private placement in February 2000, the Company sold 841,515 shares for $1,500,000. The Company paid commissions and fees of $36,000 in connection with this private placement.

        - In connection with a private placement in March 2000, the Company sold 4,022,667 shares for gross proceeds of $6,040,000, less $1,668,000 for the value of the 1,205,667 warrants issued as part of the private placement. The Company paid commissions and fees of $344,000 in connections with this private placement.

        - In connection with a private placement in March 2000, the Company sold 43,600 shares for $376,000. The Company paid commissions and fees of $35,000 in connection with this private placement.

        - Issued 115,807 shares at prices ranging from $0.44 to $10 for total cash of $179,000.

        - Committed to issue 74,716 shares for accrued compensation to an employee.

        -       Issued 21,694 shares as compensation to certain employees.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Issuances (Continued)

        During the year ended June 30, 1999, the Company completed the following significant common stock transactions of previously unissued common shares:

        - Issued 444,725 shares at prices ranging from $0.50 to $2.27 for total cash of $474,000.

        - Issued 5,543,468 shares valued at $4,856,000 upon the conversion of 548 shares of its Series C preferred common stock valued at $4,856,000.

        - Issued 570,000 shares valued at $200,000 to the Company's chief executive officer in exchange for a note receivable.

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

        - In connection with the 1997 Private Placement, the Company sold 333,333 units for $1,000,000. Each unit consists of one share and one warrant to purchase one share of the Company's common stock at an exercise price of $5 per share, exercisable after October 1, 1998. The warrants expire October 2, 2001. The Company paid no commissions or fees in connection with this private placement. During the year ended June 30, 2000, 287,333 of the warrants were cancelled.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

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

        Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its shareholders as a result of its accumulated deficit as of June 30, 2000.

        Convertible Preferred Stock

        During the year ended June 30, 1998, the Company issued 740 shares of its Series C convertible preferred stock in a private placement for $7,400,000. 20% of the shares held may be converted to common stock four months after issuance with an additional 20% eligible for conversion each month thereafter, in which the limitation on conversion ends nine months after issuance. Any unconverted shares will be automatically converted to common shares at the later of either 18 months from issuance, the Company's common stock being traded on a national exchange, or the filing of a registration statement covering the resale of the common shares issued upon conversion. Series C shares do not pay dividends and do not have voting rights. The shares are convertible into shares of common stock at a conversion price of $4.64 per share, subject to certain adjustments relating to the market price of the underlying common stock. As of June 30, 2000, all shares of preferred stock have been converted to common stock.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

        Convertible Preferred Stock (Continued)

        Each preferred share is accompanied by a warrant that is exercisable to purchase shares of common stock of the Company's subsidiary, FNet, and which, under certain circumstances, could be exercisable to acquire shares of common stock of the Company at the exercise price of $4.64 during September 1998. On September 30, 1998, 995,510 of the warrants were converted into warrants exercisable to acquire the Company's common stock, and on September 22, 1999, 17,786 of these warrants were exercised for shares of the Company's common stock, leaving 668,104 warrants exercisable to acquire FNet's common stock. The warrants expire November 24, 2002. No warrants have been exercised at June 30, 2000.


NOTE 12 - INCOME TAXES

        The tax effects of temporary differences that give rise to deferred taxes at June 30 are as follows:

                                                                      2000              1999
                                                                   ----------        ----------
Deferred tax assets
     Accounts receivable, principally due to allowance
         for doubtful accounts                                    $    20,000        $   42,000
     Goodwill                                                         200,000           530,000
     Compensated absences and deferred salaries,
         principally due to accrual for financial reporting
         purposes                                                     211,000           233,000
     Inventories, principally due to additional costs
         inventoried for tax purposes pursuant to the
         Tax Reform Act of 1986 and allowance for
         inventory obsolescence                                        78,000           113,000
     Warrants for services                                             24,000                --
     Accrued warranty                                                   5,000             5,000
     General business tax credit carryforwards                        335,000           335,000
     Net operating loss carryforwards                              10,501,000         5,621,000
                                                                   ----------        ----------

Total gross deferred tax assets                                    11,374,000         6,879,000
Less valuation allowance                                           10,891,000         6,759,000
                                                                   ----------        ----------

Net deferred tax assets                                               483,000           120,000
Deferred tax liabilities
     State taxes                                                      363,000                --
     Plant and equipment, principally due to
         differences in depreciation                                  120,000           120,000
                                                                   ----------        ----------

              NET DEFERRED TAX LIABILITY                           $       --        $       --
                                                                   ==========        ==========

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 12 - INCOME TAXES (CONTINUED)

        The valuation allowance increased by $4,132,000 and $814,000 during the years ended June 30, 2000 and 1999, respectively. No provision for income taxes for the years ended June 30, 2000, 1999, and 1998 is required, except for minimum state taxes, since the Company incurred losses during such years.

        Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following:

                                                     2000                1999                1998
                                                  -----------        -----------         -----------
Computed "expected" tax benefit                   $(3,910,000)       $  (818,000)        $(1,572,000)
Increase in income taxes resulting from
     Other                                              8,000              4,000               4,000
     Exercise of stock options                       (230,000)                --                  --
     Change in the beginning-of-the-
         year balance of the valuation
         allowance for deferred tax assets
         allocated to income tax expense            4,132,000            814,000           1,568,000
     State income taxes                                 3,000              7,000               3,000
                                                  -----------        -----------         -----------

              TOTAL                               $     3,000        $     7,000         $     3,000
                                                  ===========        ===========         ===========

        As of June 30, 2000, the Company had consolidated net operating loss carryforwards of $28,000,000 and $10,800,000 for federal and state income tax reporting purposes, respectively, which expire in varying amounts through 2020. The Company also has general business tax credit carryforwards of $310,000 and $24,000 available to offset against future federal and state income taxes, respectively, which expire at various times through 2020. Should a substantial change in the Company's ownership occur, there could be an annual limitation on the amount of the net operating loss carryforwards available for use in the future.


NOTE 13 - RELATED PARTY TRANSACTIONS

        In August, 1999, Herb Mitchell, a non executive director of the Company, received warrants to purchase 140,000 shares at an exercise price of $1.38 per share as consideration for production of advertising materials.

        In October, 1999, the Company's former President exercised options to purchase 252,000 shares of the Company's common stock at an exercise price of $.44 per share. The exercise was done on a net basis, so that the actual number of shares issued were 215,973.

        In October, 1999, the Company's Chief Financial Officer exercised options to purchase 150,000 shares of the Company's common stock at an exercise price of $.44 per share. The exercise was done on a net basis, so that the actual number of shares issued were 103,043.

        In February, 2000, the Company's Chief Financial Officer exercised options to purchase 150,000 shares of the Company's common stock at an exercise price of $.44 per share. The exercise was done on a net basis, so that the actual number of shares issued were 117,992.

        In May, 2000, the Company's President was granted options to purchase 400,000 shares of the Company's common stock at an exercise price of $.69 per share. The options vest over a two year period.

NOTE 14 - 401(k) PLAN

        The Company sponsors a 401(k) plan which includes a deferred feature under section 401(k) of the Internal Revenue Code (the "Plan"). The Plan covers all full-time employees of the Company. Contributions to the plan are at the discretion of the Company's Board of Directors, but limited to the amounts allowable for federal income tax purposes. Under the section 401(k) portion of the Plan, employees may elect to contribute up to 15% of their compensation. The Company did not make any contributions to the Plan during the years ended June 30, 2000, 1999, and 1998.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 15 - LINES OF BUSINESS

        The Company operates in two major lines of business: the manufacture and distribution of data communications and connectivity products ("Franklin") and Internet services ("FNet"). Information concerning operations in these lines of business for the years ended June 30, 2000, 1999, and 1998 was as follows:

                                         2000                 1999                 1998
                                     ------------         ------------         ------------
Net sales
     Franklin                        $  1,109,000         $  8,745,000         $    778,000
     FNet                               2,098,000            1,886,000              599,000
                                     ------------         ------------         ------------

         TOTAL                       $  3,207,000         $ 10,631,000         $  1,377,000
                                     ============         ============         ============

Operating losses
     Franklin                        $ (6,990,000)        $   (104,000)        $ (3,257,000)
     FNet                              (4,154,000)          (2,378,000)          (1,707,000)
                                     ------------         ------------         ------------

         TOTAL                       $(11,144,000)        $ (2,482,000)        $ (4,964,000)
                                     ============         ============         ============

Identifiable assets
     Franklin                        $  5,198,000         $  7,039,000         $  7,175,000
     FNet                               1,959,000            2,396,000            1,717,000
                                     ------------         ------------         ------------

         TOTAL                       $  7,157,000         $  9,435,000         $  8,892,000
                                     ============         ============         ============

Capital expenditures
     Franklin                        $    152,000         $    130,000         $    315,000
     FNet                                 640,000            1,540,000               54,000
                                     ------------         ------------         ------------

         TOTAL                       $    792,000         $  1,670,000         $    369,000
                                     ============         ============         ============

Depreciation and amortization
     Franklin                        $    275,000         $    224,000         $     81,000
     FNet                                 367,000              210,000               86,000
                                     ------------         ------------         ------------

         TOTAL                       $    642,000         $    434,000         $    167,000
                                     ============         ============         ============

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


NOTE 16 - YEAR 2000 ISSUE

        The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

        Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that the suppliers have all taken the necessary steps to prevent any service interruption that may affect the Company.


NOTE 17 - SUBSEQUENT EVENTS

        Subsequent to June 30, 2000, the Company entered into subscription agreements for the sale of 4,944,600 units for proceeds of $2,472,300. Each unit consists of one share of the Company's common stock and one warrant convertible into one share of the Company's common stock at $3 per share.

EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------
 3.1                  Restated Articles of Incorporation of Franklin Telecommunications Corp.(1)
 3.2                  Bylaws of Franklin Telecommunications Corp.(2)
10.1                  Employment Agreement, dated March 1, 1993 between Franklin Telecommunications
                      Corp. and Frank W. Peters(1)
10.2                  Form of Securities Purchase Agreement, dated as of March 16, 2000, between
                      Registrant and the investors named therein(3)
10.3                  Form of Protective Warrant(3)
10.4                  Form of Term Warrant(3)
10.5                  Registration Rights Agreement, dated as of March 16, 2000(3)
23.1                  Consent of Singer, Lewak, Greenbaum & Goldstein LLP
27.1                  Financial Data Schedule

(1) Incorporated by reference from Registrant's Registration Statement on Form S-1 (No. 333-24791), filed with the Commission on April 9, 1997.

(2) Incorporated by reference from Amendment No. 2 to Registrant's Registration Statement on Form S-3 (No. 333-35834), filed with the Commission on July 31, 2000.

(3) Incorporated by reference from Registrant's Registration Statement on Form S-3 (No. 333-35834), filed with the Commission on April 28, 2000.