Form 10-Q
period 2000-09-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 2000-11-13
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-11616

                        FRANKLIN TELECOMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                                 ---------------

           California                                          95-3733534
(State or other jurisdiction of                              (I.R.S Employer
 incorporation or organization)                             Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK             OUTSTANDING AT NOVEMBER 9, 2000
-----------------------------------             -------------------------------
Common Stock, no par value                                39,467,187

Index

Franklin Telecommunications Corp.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Balance Sheets  -
           September 30, 2000 (Unaudited) and June 30, 2000

           Consolidated Statements of Operations (Unaudited) - Three months ended September 30, 2000 and 1999

           Consolidated Statements of Cash Flows (Unaudited) - Three months ended September 30, 2000 and 1999

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Item 1.    Financial Statements


               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND JUNE 30, 2000


                                                                                              SEPTEMBER 30,       JUNE 30,
                                                                                                  2000             2000
                                                                                              ------------      ------------
                                                                                               (UNAUDITED)
                                         ASSETS
Current assets
   Cash and cash equivalents ..............................................................   $  1,660,000      $  1,275,000
   Accounts receivable, less allowance for doubtful accounts of $34,000 (unaudited) and
     $50,000, respectively ................................................................         99,000           136,000
   Other receivables ......................................................................         11,000             8,000
   Note receivable (a portion due from a related party) ...................................         63,000            64,000
   Inventories (Note 2) ...................................................................      2,569,000         2,698,000
   Prepaid expenses .......................................................................        187,000            80,000
                                                                                              ------------      ------------
     Total current assets .................................................................      4,589,000         4,261,000
                                                                                              ------------      ------------
Property and equipment
   Machinery and equipment ................................................................      1,580,000         1,562,000
   Furniture and fixtures .................................................................        280,000           280,000
   Computers and software .................................................................      1,623,000         1,607,000
                                                                                              ------------      ------------
                                                                                                 3,483,000         3,449,000
   Less accumulated depreciation ..........................................................      1,446,000         1,291,000
                                                                                              ------------      ------------
     Total property and equipment .........................................................      2,037,000         2,158,000
                                                                                              ------------      ------------
Other assets ..............................................................................        712,000           738,000
                                                                                              ------------      ------------
     Total assets .........................................................................   $  7,338,000      $  7,157,000
                                                                                              ============      ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of capital lease obligations ..........................................   $     30,000      $     34,000
    Accounts payable ......................................................................        292,000           407,000
    Accrued liabilities (Note 3) ..........................................................        939,000         1,028,000
                                                                                              ------------      ------------
     Total current liabilities ............................................................      1,261,000         1,469,000
Long-term debt, (majority due to a related party) .........................................        762,000           762,000
Capital lease obligations, net of current portion .........................................         15,000            20,000
                                                                                              ------------      ------------
     Total liabilities ....................................................................      2,038,000         2,251,000
                                                                                              ------------      ------------
Contingencies (Note 4)
Shareholders' equity
   Preferred stock, no par value 10,000,000 shares authorized ,  Convertible Series C -0-
     (unaudited) and -0- shares issued and outstanding ....................................            -0-               -0-
   Common stock, no par value 90,000,000 shares authorized 38,889,971 (unaudited) and
     34,247,013 shares issued and outstanding .............................................     34,568,000        32,270,000
   Common stock committed, no par value 74,716 (unaudited) and 74,716 shares
     committed but not yet issued .........................................................         82,000            82,000
   Accumulated deficit ....................................................................    (29,350,000)      (27,446,000)
                                                                                              ------------      ------------
     Total shareholders' equity ...........................................................      5,300,000         4,906,000
                                                                                              ------------      ------------
     Total liabilities and shareholders' equity ...........................................   $  7,338,000      $  7,157,000
                                                                                              ============      ============


   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      -------------------------------
                                                          2000               1999
                                                      ------------       ------------
                                                       (UNAUDITED)        (UNAUDITED)
Sales
      Product .....................................   $    122,000       $    305,000
      Telephone and Internet services .............        309,000            470,000
                                                      ------------       ------------
            Total sales ...........................        431,000            775,000
                                                      ------------       ------------
Cost of sales
      Product .....................................        278,000            269,000
      Telephone and Internet services .............        348,000            413,000
                                                      ------------       ------------
            Total cost of sales ...................        626,000            682,000
                                                      ------------       ------------
Gross profit (loss) ...............................       (195,000)            93,000
                                                      ------------       ------------
Operating expenses
      Research and development expenses ...........        442,000            474,000
      Selling, general, and administrative
         Expenses .................................      1,269,000          2,639,000
                                                      ------------       ------------
            Total operating expenses ..............      1,711,000          3,113,000
                                                      ------------       ------------
Loss from operations ..............................     (1,906,000)        (3,020,000)
                                                      ------------       ------------
Other income (expense)
      Interest income .............................          7,000              8,000
      Interest expense ............................         (1,000)            (1,000)
      Loss on disposal of property and equipment ..             --            (24,000)
      Other income (expense) ......................        (11,000)             2,000
                                                      ------------       ------------
            Total other income (expense) ..........         (5,000)           (15,000)
                                                      ------------       ------------
Net loss...........................................   $ (1,911,000)      $ (3,035,000)
                                                      ============       ============
Basic and diluted loss per common share ...........   $       (.05)      $       (.12)
                                                      ============       ============
Weighted average common shares
   outstanding used to compute basic and diluted
   net income (loss) per common share .............     35,182,447         26,503,814


   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                        -----------------------------
                                                            2000              1999
                                                        -----------       -----------
                                                        (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................   $(1,911,000)      $(3,035,000)
Adjustments to reconcile net loss to net cash
   Used in operating activities
      Depreciation and amortization .................       187,000           203,000
      Provision for loss on obsolete inventory ......        96,000                --
      Provision for loss on doubtful accounts .......        22,000                --
      Stock issued for services rendered ............       146,000            82,000
      Loss on disposal of property and equipment ....            --            24,000
(Increase) decrease in
      Accounts receivable ...........................        15,000         1,181,000
      Other receivables .............................        (2,000)           49,000
      Inventories ...................................        33,000           (65,000)
      Prepaid expenses ..............................       (28,000)          (13,000)
Increase (decrease) in
      Accounts payable ..............................      (108,000)         (468,000)
      Accrued liabilities ...........................       (89,000)         (171,000)
                                                        -----------       -----------
Net cash used in operating activities ...............    (1,639,000)       (2,213,000)
                                                        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment .................       (33,000)         (178,000)
Disposal of property and equipment ..................            --            16,000
Other assets ........................................        (7,000)         (108,000)
                                                        -----------       -----------
Net cash used in investing activities ...............       (40,000)         (270,000)
                                                        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and
  warrants ..........................................         1,000            87,000
Proceeds from sale of Company stock .................     2,072,000         1,891,000
Payments on capital lease obligations ...............        (9,000)               --
Proceeds from sale of minority stock in
  consolidated subsidiary ...........................            --            53,000
                                                        -----------       -----------
Net cash provided by financing activities ...........     2,064,000         2,031,000
                                                        -----------       -----------
Net increase (decrease) in cash .....................       385,000          (452,000)
Cash and cash equivalents, beginning of the period ..     1,275,000         1,637,000
                                                        -----------       -----------
Cash and cash equivalents, end of the period ........   $ 1,660,000       $ 1,185,000
                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                            2000              1999
                                                        -----------       -----------
                                                        (UNAUDITED)       (UNAUDITED)
Interest paid .......................................   $     1,300       $        --
                                                        ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended September 30, 2000, the Company issued 200,000 shares (unaudited) of common stock for services valued at $146,000 (unaudited) and for the prepayment of services to be rendered valued at $79,000 (unaudited).


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

   Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

   Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   Impairment of Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the three months ended September 30, 2000, the Company determined that no assets were impaired.

   Loss Per Common Share

      The Company calculates loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                                  For the Three Months Ended
                                                                         September 30,
                                                                   ------------------------
                                                                      2000           1999
                                                                   ---------      ---------
                                                                  (unaudited)    (unaudited)
          Options outstanding under the Company's stock
               option plans                                        2,240,250      2,163,250
          Options granted outside the Company's stock
               option plans                                        2,950,000      1,112,500
          Convertible notes payable                                  200,000             --
          Warrants issued in conjunction with convertible
               notes payable                                       1,000,000             --
          Warrants issued in conjunction with various private
               placements                                          5,800,267        500,000
          Warrants issued as offering costs for convertible
                 notes payable                                       100,000             --

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

NOTE 2--INVENTORIES

      Inventories consisted of the following:

                              SEPTEMBER 30,      JUNE 30,
                                  2000            2000
                              -------------    ----------
                               (UNAUDITED)
          Raw materials ...... $1,319,000      $1,314,000
          Work in process ....    197,000         222,000
          Finished goods .....  1,053,000       1,162,000
                               ----------      ----------
                Total ........ $2,569,000      $2,698,000
                               ==========      ==========

NOTE 3--ACCRUED LIABILITIES

      Accrued liabilities consisted of the following:

                                SEPTEMBER 30,    JUNE 30,
                                    2000          2000
                                -------------   ----------
                                 (UNAUDITED)
Salaries and related expense ...  $632,000      $  690,000
Customer deposits ..............   122,000          80,000
License payable ................   100,000         100,000
Other accrued liabilities ......    85,000         158,000
                                  --------      ----------
            Total ..............  $939,000      $1,028,000
                                  ========      ==========

NOTE 4--COMMITMENTS AND CONTINGENCIES

Service Agreement

        During the three months ended September 30, 2000, FNet entered into a five-year service agreement with a satellite service provider to operate uplink and downlink earth stations between the United States and the Balkan region. The estimated fee for the project is $1,236,000.

Litigation

        The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

        During June 2000, two shareholders who acquired their shares in a private placement in March 2000, filed a lawsuit against the Company and officer-directors Frank W. Peters and Thomas L. Russell. The lawsuit sought to postpone the June 28, 2000 annual stockholders meeting, based upon alleged deficiencies in the proxy materials pertaining to the meeting. At a Court hearing held on June 28, 2000, the Court denied plaintiffs' request to enjoin the meeting. Thereafter, plaintiffs amended the lawsuit and ultimately added new claims pertaining to the private placement and alleging securities law violations. The Company petitioned the Court to dismiss plaintiffs' new claims and, at a Court hearing held on October 16, 2000, the Court granted the Company's petition and dismissed plaintiffs' claims. Thereafter, on November 7, 2000, the plaintiffs and the Company reached an amicable settlement.

NOTE 5--RECENT SALE OF EQUITY SECURITIES

        During the three months ended September 30, 2000, the Company granted options to purchase 2,000,000 shares of common stock to its new Chief Executive Officer. One million options vest over a period of two years, and the remaining 1,000,000 options vest when specific performance targets have been met. The exercise price was set at $0.69 per share, the fair value of the underlying shares. The options expire at the earlier of seven years from the date of grant or 90 days after termination of employment.

        During the three months ended September 30, 2000, the Company completed the following significant common stock transactions of previously unissued common shares:

        Issued 200,000 shares of common stock for services valued at $146,000, and $ 79,000 of prepayment for services to be rendered.

        Issued 295,858 shares of common stock to its Chief Financial Officer in connection with a cashless exercise of options that were processed by the Company. No expense was recorded in connection with the transaction because the Chief Financial Officer had owned the shares that were used to pay for the cashless exercise for more than six months prior to the transaction.

        Issued 2,500 shares of common stock in connection with the exercise of stock options for cash of $1,100.

        In connection with a private placement, the Company issued 4,144,600 shares for gross proceeds of $2,071,692, less $397,882 for the value of the 4,144,600 warrants issued as part of the private placement. The Company paid fees of $304 in connection with the private placement. For each share purchased, the investors received warrants to purchase one common share at an exercise price of $3.00. The warrants are immediately exercisable and expire on August 22, 2003.

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

RESULTS OF OPERATIONS

   Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

      Net Sales. Net sales decreased by $344,000, or 44%, from $775,000 in the three months ended September 30, 1999 to $431,000 in the three months ended September 30, 2000. The decrease is due both to a reduction of DVG hardware systems sales and reduced service revenue, primarily from the Balkan operation. The revenue mix for the three months ended September 30, 2000 consisted of 72% Telephone and Internet services revenue and 28% hardware product sales.

      Gross Profit. Gross profit decreased as a percentage of net sales to a loss of 45% for the three months ended September 30, 2000, from a gross profit of 12% of net sales for the corresponding period of 1999. The gross profit percentage decrease can be attributed to fixed hardware and service overhead expenses spread over a smaller sales base.

      Operating Expenses. Operating expenses decreased by $1,402,000, or 45%, from $3,113,000 in the three months ended September 30, 1999 to $1,711,000 in the three months ended September 30, 2000. The decrease was primarily attributable to a one time bad debt expense of $1,284,000 occurring in the three month period ending September 30, 1999.

      Other Income (Expense). Interest income decreased by $1,000 , or 13%, from $8,000 in the three months ended September 30, 1999 to $7,000 in the three months ended September 30, 2000, due to reduced cash balances available to earn interest. Interest expense remained constant at $1,000 for both the three months ended September 30, 1999 and 2000. Other components of other income (expense) were immaterial and were due to various non operating items.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents and net working capital totaled $1,660,000 and $3,328,000, respectively, as of September 30, 2000. The primary source of cash has been net proceeds generated from equity and debt financings. The Company has relied on sales of new shares, loan proceeds and the exercise of warrants and options to fund operations for an extended period of time. The Company received $10,589,000 and $2,073,000 in equity financing for the year ended June 30, 2000, and the three months ended September 30, 2000, respectively. Its subsidiary, FNet, raised $53,000 for the year ended June 30, 2000 and $-0- for the three months ended September 30, 2000. The Company and its subsidiary FNet have continued to experience losses due to low sales results.

      The Company anticipates that its primary uses of working capital in future periods will be for increases in product development, expansion of its marketing plan, funding of FNet's operations and funding of increases in accounts receivable.

      The Company believes that existing cash and cash equivalents, cash flow from operations and cash raised through future anticipated private placements will be sufficient to meet the Company's presently anticipated working capital needs for at least the next twelve months and the foreseeable future. To the extent the Company uses its cash resources for acquisitions, the Company may be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

       During June 2000, two shareholders who acquired their shares in a private placement in March 2000, filed a lawsuit against the Company and officer-directors Frank W. Peters and Thomas L. Russell. The lawsuit sought to postpone the June 28, 2000 annual stockholders meeting, based upon alleged deficiencies in the proxy materials pertaining to the meeting. At a Court hearing held on June 28, 2000, the Court denied plaintiffs' request to enjoin the meeting. Thereafter, plaintiffs amended the lawsuit and ultimately added new claims pertaining to the private placement and alleging securities law violations. The Company petitioned the Court to dismiss plaintiffs' new claims and, at a Court hearing held on October 16, 2000, the Court granted the Company's petition and dismissed plaintiffs' claims. Thereafter, on November 7, 2000, the plaintiffs and the Company reached an amicable settlement.

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



                                         FRANKLIN TELECOMMUNICATIONS CORP.


                                         By    /s/   ROBERT STEWART
                                             -----------------------------------
                                                     Robert Stewart
                                                     Chief Executive Officer

                                         By    /s/   THOMAS L. RUSSELL
                                             -----------------------------------
                                                     Thomas L. Russell
                                                     Chief Financial Officer


Dated: November 13, 2000

EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
27.1                Financial Data Schedule