Form 10-Q
period 2000-12-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 2001-02-12
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK             OUTSTANDING AT FEBRUARY 09, 2001
-----------------------------------             --------------------------------
Common Stock, no par value                                  42,480,796

Index

Franklin Telecommunications Corp.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets  -
         December 31, 2000 (Unaudited) and  June 30, 2000

         Consolidated Statements of Operations (Unaudited) -
         Three months and six months ended December 31, 2000 and 1999

         Consolidated Statements of Cash Flows (Unaudited) -
         Six months ended December 31, 2000 and 1999

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements


               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000

                                                                                            DECEMBER 31,         JUNE 30,
                                                                                                2000               2000
                                                                                            ------------       ------------
                                                                                            (UNAUDITED)
                                   ASSETS
Current assets
  Cash and cash equivalents ..........................................................      $    608,000       $  1,275,000
  Accounts receivable, less allowance for doubtful accounts of $40,000 (unaudited) and
    $50,000, respectively ............................................................           151,000            136,000
  Other receivables ..................................................................            13,000              8,000
    Note receivable (a portion due from a related party) .............................            60,000             64,000
  Inventories (Note 2) ...............................................................         2,401,000          2,698,000
  Prepaid expenses ...................................................................            71,000             80,000
                                                                                            ------------       ------------
    Total current assets .............................................................         3,304,000          4,261,000
                                                                                            ------------       ------------
Property and equipment
  Machinery and equipment ............................................................         1,578,000          1,562,000
  Furniture and fixtures .............................................................           280,000            280,000
  Computers and software .............................................................         1,667,000          1,607,000
                                                                                            ------------       ------------
                                                                                               3,525,000          3,449,000
  Less accumulated depreciation ......................................................         1,599,000          1,291,000
                                                                                            ------------       ------------
    Total property and equipment .....................................................         1,926,000          2,158,000
                                                                                            ------------       ------------
Other assets .........................................................................           697,000            738,000
                                                                                            ------------       ------------
    Total assets .....................................................................      $  5,927,000       $  7,157,000
                                                                                            ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of capital lease obligations .....................................      $     31,000       $     34,000
  Accounts payable ...................................................................           220,000            407,000
  Accrued liabilities (Note 3) .......................................................           918,000          1,028,000
                                                                                            ------------       ------------
    Total current liabilities ........................................................         1,169,000          1,469,000
Long-term debt, (majority due to a related party) ....................................           762,000            762,000
Capital lease obligations, net of current portion ....................................             5,000             20,000
                                                                                            ------------       ------------
    Total liabilities ................................................................         1,936,000          2,251,000
                                                                                            ------------       ------------
Contingencies (Note 4)
Shareholders' equity
  Preferred stock, no par value 10,000,000 shares authorized, Convertible Series C -0-
    (unaudited) and -0- shares issued and outstanding ................................               -0-                -0-
  Common stock, no par value 90,000,000 shares authorized 42,206,080 (unaudited) and
    34,247,013 shares issued and outstanding .........................................        34,984,000         32,270,000
  Common stock committed, no par value 74,716 (unaudited) and 74,716 shares
    committed but not yet issued .....................................................            82,000             82,000
  Accumulated deficit ................................................................       (31,075,000)       (27,446,000)
                                                                                            ------------       ------------
    Total shareholders' equity .......................................................         3,991,000          4,906,000
                                                                                            ------------       ------------
    Total liabilities and shareholders' equity .......................................      $  5,927,000       $  7,157,000
                                                                                            ============       ============


   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)

                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  DECEMBER 31,                          DECEMBER 31,
                                                        -------------------------------       -------------------------------
                                                            2000               1999               2000               1999
                                                        ------------       ------------       ------------       ------------
                                                         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Sales
     Product .....................................      $    191,000       $    245,000       $    313,000       $    550,000
     Telephone and Internet services .............           290,000            641,000            599,000          1,111,000
                                                        ------------       ------------       ------------       ------------
          Total sales ............................           481,000            886,000            912,000          1,661,000
                                                        ------------       ------------       ------------       ------------
Cost of sales
     Product .....................................           296,000            286,000            574,000            555,000
     Telephone and Internet services .............           364,000            893,000            712,000          1,306,000
                                                        ------------       ------------       ------------       ------------
          Total cost of sales ....................           660,000          1,179,000          1,286,000          1,861,000
                                                        ------------       ------------       ------------       ------------
Gross profit (loss) ..............................          (179,000)          (293,000)          (374,000)          (200,000)
                                                        ------------       ------------       ------------       ------------
Operating expenses
     Research and development expenses ...........           445,000            410,000            887,000            884,000
     Selling, general, and administrative
        Expenses .................................         1,099,000          1,179,000          2,368,000          3,818,000
                                                        ------------       ------------       ------------       ------------
          Total operating expenses ...............         1,544,000          1,589,000          3,255,000          4,702,000
                                                        ------------       ------------       ------------       ------------
Loss from operations .............................        (1,723,000)        (1,882,000)        (3,629,000)        (4,902,000)
                                                        ------------       ------------       ------------       ------------
Other income (expense)
     Interest income .............................             8,000              6,000             15,000             14,000
     Interest expense ............................            (1,000)                --             (2,000)            (1,000)
     Loss on disposal of property and equipment...            (3,000)            (6,000)            (3,000)           (30,000)
     Other income (expense) ......................             1,000              4,000            (10,000)             6,000
                                                        ------------       ------------       ------------       ------------
          Total other income (expense) ...........             5,000              4,000                 --            (11,000)
                                                        ------------       ------------       ------------       ------------
Net loss .........................................      $ (1,718,000)      $ (1,878,000)      $ (3,629,000)      $ (4,913,000)
                                                        ============       ============       ============       ============
Basic and diluted net loss per common share ......      $       (.04)      $       (.07)      $       (.10)      $       (.19)
                                                        ============       ============       ============       ============
Weighted average common shares
   Outstanding used to compute basic
    loss per common share ........................        40,614,645         28,629,848         37,913,388         27,561,831
                                                        ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)


                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                        -----------------------------
                                                            2000              1999
                                                        -----------       -----------
                                                        (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .........................................      $(3,629,000)      $(4,913,000)
Adjustments to reconcile net loss to net cash
   Used in operating activities
     Depreciation and amortization ...............          376,000           352,000
     Provision for loss on obsolete inventory ....          193,000                --
     Provision for loss on doubtful accounts .....            9,000                --
     Stock issued for services rendered ..........          225,000            82,000
     Loss on disposal of property and equipment ..               --            24,000
     Write-off of accounts receivable ............               --         1,529,000
(Increase) decrease in
     Accounts receivable .........................          (24,000)           86,000
     Other receivables ...........................           (1,000)           66,000
     Inventories .................................          104,000           (90,000)
     Prepaid expenses ............................            9,000           (14,000)
Increase (decrease) in
     Accounts payable ............................         (187,000)         (103,000)
     Accrued liabilities .........................         (110,000)         (741,000)
                                                        -----------       -----------
Net cash used in operating activities ............       (3,035,000)       (3,722,000)
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment ..............          (75,000)         (579,000)
Disposal of property and equipment ...............           (3,000)           16,000
Other assets .....................................          (25,000)         (104,000)
                                                        -----------       -----------
Net cash used in investing activities ............         (103,000)         (667,000)
                                                        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable ..........               --         2,500,000
Proceeds from exercise of stock options and
  warrants .......................................            4,000           (69,000)
Proceeds from sale of Company stock ..............        2,485,000         2,080,000
Payments on notes payable ........................          (18,000)               --
Proceeds from sale of minority stock in
  consolidated subsidiary ........................               --            53,000
                                                        -----------       -----------
Net cash provided by financing activities ........        2,471,000         4,564,000
                                                        -----------       -----------
Net increase (decrease) in cash ..................         (667,000)          175,000
Cash and cash equivalents, beginning of the period        1,275,000         1,637,000
                                                        -----------       -----------
Cash and cash equivalents, end of the period .....      $   608,000       $ 1,812,000
                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                           2000              1999
                                                        -----------       -----------
                                                        (unaudited)       (unaudited)

Interest paid ....................................      $     2,000       $        --
                                                        ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended December 31, 2000, the Company issued 200,000 shares (unaudited) of common stock for services valued at $225,000 (unaudited).

During the six months ended December 31, 1999, The Company repossessed equipment from a customer who was in arrears on payments for said equipment at a cost of $868,000 (unaudited).


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

   Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   Impairment of Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the six months ended December 31, 2000, the Company determined that no assets were impaired.

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

                                                                     For the Six Months Ended
                                                                           December 31,
                                                                    --------------------------
                                                                       2000           1999
                                                                    -----------    -----------
                                                                    (unaudited)    (unaudited)
            Options outstanding under the Company's stock
                option plans                                         1,940,250      3,295,626
            Options granted outside the Company's stock
                option plans                                         3,755,000      1,112,500
            Convertible notes payable                                  200,000             --
            Warrants issued in conjunction with convertible
                notes payable                                        1,000,000      1,000,000
            Warrants issued in conjunction with various private
                placements                                           5,800,267        224,375
            Warrants issued as offering costs for convertible
                notes payable                                          100,000        100,000


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

NOTE 2--INVENTORIES

     Inventories consisted of the following:

                                 DECEMBER 31,        JUNE 30,
                                     2000              2000
                                 ------------       ----------
                                 (UNAUDITED)
     Raw materials.......         $1,359,000        $1,314,000
     Work in process.....            212,000           222,000
     Finished goods......            830,000         1,162,000
                                  ----------        ----------
          Total..........         $2,401,000        $2,698,000
                                  ==========        ==========

NOTE 3--ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                        DECEMBER 31,       JUNE 30,
                                            2000            2000
                                        ------------     ----------
                                        (UNAUDITED)
Salaries and related expense ......      $  581,000      $  690,000
Customer deposits .................          24,000          80,000
License payable ...................              --         100,000
Other accrued liabilities .........         313,000         158,000
                                         ----------      ----------
          Total ...................      $  918,000      $1,028,000
                                         ==========      ==========

NOTE 4--COMMITMENTS AND CONTINGENCIES

Service Agreement

        During the six months ended December 31, 2000, FNet entered into a five-year service agreement with a satellite service provider to operate uplink and downlink earth stations between the United States and the Balkan region. The estimated fee for the project is $1,236,000 (unaudited).

Litigation

        The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 5--RECENT SALE OF EQUITY SECURITIES

        During the three months ended December 31, 2000, the Company completed the following significant common stock transactions of previously unissued common shares:

        Issued 7,500 shares of common stock in connection with the exercise of stock options for cash of $3,300.

        In connection with a private placement in March 2000, the Company issued warrants to the investors that were designed to protect the investors against short-term declines in the value of the Company's common stock during the period between the date of the purchase and the effective date of a Registration Statement covering the shares sold. The warrants are triggered if the market price of the Company's shares is below $1.50 on the effective date. If the warrants are triggered, the investors would be entitled to acquire additional shares for $0.01 per share. The registration statement for the shares became effective in November 2000, at which time the market price of the Company's common stock was below $1.50. As a result, warrants for 2,011,350 shares became exercisable. In addition, 1,927,797 shares of common stock were issued by the Company in a cashless exercise of the warrants, and 50,000 shares of common stock were issued for cash of $500.

         In connection with a private placement in March 2000, the Company was obligated to effect the registration of the shares within a specified time period, with penalties due to the investors if the deadline was not met. As the deadline was not met, the Company became obligated to pay the penalties, and it had the option to pay the penalties in shares of common stock. Accordingly, the Company issued a total of 480,812 shares to these investors in November 2000.

        In connection with a private placement, the Company issued 850,000 shares for gross proceeds of $425,000. The Company paid fees and expenses of $13,140 in connection with the private placement.

NOTE 6--SUBSEQUENT EVENT

         On February 1, 2001, the Company announced that its subsidiary FNet Corp. is shutting down its satellite telephone network in the Balkan region. The closure is a cost-saving measure, in that rising costs kept the operation from achieving the level of profitability that had been forecast.

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

In addition to manufactured solutions, the Company maintains a Network Operations Center that provides both "on-net" and "off-net" connectivity for the Company's equipment customers. The Network Operations Center interconnects the Company's customers on a global basis. The Network Operations Center includes Internet access facilities and a Class 4 circuit switch. The center interconnects with three International Record Carriers and is capable of completing a voice call to any phone in the world. The Company's equipment and services customers will in the future be offered the opportunity to access the circuit switched facilities and to interconnect with each other, using the Company to enable "settlement" between the networks. This interconnection can be either "free" through the Internet, or delivered through private leased lines.

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

RESULTS OF OPERATIONS

   Three Months Ended December 31, 2000 Compared To Three Months Ended December 31, 1999

     Net Sales. Net sales decreased by $405,000, or 46%, from $886,000 in the three months ended December 31, 1999 to $481,000 in the three months ended December 31, 2000. The decrease is due both to a reduction of DVG hardware systems sales and reduced service revenue, primarily from the Balkan operation. The revenue mix for the three months ended December 31, 2000 consisted of 60% Telephone and Internet services revenue and 40% hardware product sales.

     Gross Loss. Gross loss increased as a percentage of net sales to a loss of 37% for the three months ended December 31, 2000, from a gross loss of 33% of net sales for the corresponding period of 1999. The gross loss percentage increase can be attributed to fixed hardware and service overhead expenses spread over a smaller sales base.

     Operating Expenses. Operating expenses decreased by $45,000, or 3%, from $1,589,000 in the three months ended December 31, 1999 to $1,544,000 in the three months ended December 31, 2000. The decrease was primarily attributable to reduced salaries.

     Other Income (Expense). Interest income increased by $2,000, or 33%, from $6,000 in the three months ended December 31, 1999 to $8,000 in the three months ended December 31, 2000, due to increased cash balances available to earn interest. Interest expense was $1,000 for the three months ended December 31, 2000, with no interest during the same period in 1999. Other components of other income (expense) were immaterial and were due to various non operating items.

Six Months Ended December 31, 2000 Compared To Six Months Ended December 31,
1999

     Net Sales. Net sales decreased by $749,000, or 45%, from $1,661,000 in the six months ended December 31, 1999 to $912,000 in the six months ended December 31, 2000. The decrease is due both to a reduction of DVG hardware systems sales and reduced service revenue, primarily from the Balkan operation. The revenue mix for the six months ended December 31, 2000 consisted of 66% Telephone and Internet services revenue and 34% hardware product sales.

     Gross Loss. Gross loss increased as a percentage of net sales to a loss of 41% for the six months ended December 31, 2000, from a gross loss of 12% of net sales for the corresponding period of 1999. The gross loss percentage increase can be attributed to fixed hardware and service overhead expenses spread over a smaller sales base.

     Operating Expenses. Operating expenses decreased by $1,447,000, or 31%, from $4,702,000 in the six months ended December 31, 1999 to $3,255,000 in the six months ended December 31, 2000. The decrease was primarily attributable to a one time bad debt expense of $1,284,000 occurring in the six month period ending December 31, 1999.

     Other Income (Expense). Interest income increased by $1,000, or 7%, from $14,000 in the six months ended December 31, 1999 to $15,000 in the six months ended December 31, 2000, due to increased cash balances available to earn interest. Interest expense increased by $1,000, from $1,000 in the six months ended December 31, 1999 to $2,000 in the six months ended December 31, 2000. Other components of other income (expense) were immaterial and were due to various non operating items.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and net working capital totaled $608,000 and $2,135,000, respectively, as of December 31, 2000. The primary source of cash has been net proceeds generated from equity and debt financings. The Company has relied on sales of new shares, loan proceeds and the exercise of warrants and options to fund operations for an extended period of time. The Company received $10,589,000 and $2,471,000 in equity financing for the year ended June 30, 2000, and the six months ended December 31, 2000, respectively. Its subsidiary, FNet, raised $53,000 for the year ended June 30, 2000 and $-0- for the six months ended December 31, 2000. The Company and its subsidiary FNet have continued to experience losses due to low sales results.

     The Company anticipates that its primary uses of working capital in future periods will be for increases in product development, expansion of its marketing plan, general working capital and funding of increases in accounts receivable.

     The Company believes that existing cash and cash equivalents, cash flow from operations and cash raised through future anticipated private placements will be sufficient to meet the Company's presently anticipated working capital needs for at least the next twelve months and the foreseeable future. The Company is currently having difficulty raising additional capital due to the low trading price of its common shares. If the Company is unable to obtain sufficient private placement financing, it may be unable to continue as a going concern. To the extent the Company uses its cash resources for acquisitions, the Company may be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms.

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

     None

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRANKLIN TELECOMMUNICATIONS CORP.


                                        By     /s/  THOMAS L. RUSSELL
                                            ------------------------------------
                                                    Thomas L. Russell
                                                    Vice President
                                                    Chief Financial Officer



Dated: February 12, 2001