Form 10-Q
period 2001-03-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 2001-05-17
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  ------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK                  OUTSTANDING AT MAY 16, 2001
-----------------------------------                  ---------------------------
Common Stock, no par value                                   42,480,796

Index

Franklin Telecommunications Corp.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets  -
         March 31, 2001 (Unaudited) and  June 30, 2000

         Consolidated Statements of Operations (Unaudited) - Three months and nine months ended March 31, 2001 and 2000

         Consolidated Statements of Cash Flows (Unaudited) - Nine months ended March 31, 2001 and 2000

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements


               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               AS OF MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000

                                                                                   MARCH 31,       JUNE 30,
                                                                                     2001            2000
                                                                                 -------------   -------------
                                                                                 (UNAUDITED)

                                   ASSETS
Current assets
  Cash and cash equivalents ..................................................   $    200,000    $  1,275,000
  Accounts receivable, less allowance for doubtful accounts of $69,000
    (unaudited) and $50,000, respectively ....................................         78,000         136,000
  Other receivables ..........................................................         48,000           8,000
  Note receivable (a portion due from a related party) .......................         60,000          64,000
  Inventories (Note 2) .......................................................      1,272,000       2,698,000
  Prepaid expenses ...........................................................         98,000          80,000
                                                                                 -------------   -------------
    Total current assets .....................................................      1,756,000       4,261,000
                                                                                 -------------   -------------
Property and equipment
  Machinery and equipment ....................................................      1,108,000       1,562,000
  Furniture and fixtures .....................................................        280,000         280,000
  Computers and software .....................................................      1,667,000       1,607,000
                                                                                 -------------   -------------
                                                                                    3,055,000       3,449,000
  Less accumulated depreciation ..............................................      1,625,000       1,291,000
                                                                                 -------------   -------------
    Total property and equipment .............................................      1,430,000       2,158,000
                                                                                 -------------   -------------
Other assets .................................................................        438,000         738,000
                                                                                 -------------   -------------
    Total assets .............................................................   $  3,624,000    $  7,157,000
                                                                                 =============   =============

                               LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
    Current portion of capital lease obligations .............................   $     28,000    $     34,000
    Convertible promissory note (due to a related party) (Note 4) ............        100,000             -0-
  Accounts payable ...........................................................        199,000         407,000
  Accrued liabilities (Note 3) ...............................................        825,000       1,028,000
                                                                                 -------------   -------------
    Total current liabilities ................................................      1,152,000       1,469,000
Long-term debt, (majority due to a related party) ............................        762,000         762,000
Capital lease obligations, net of current portion ............................            -0-          20,000
                                                                                 -------------   -------------
    Total liabilities ........................................................      1,914,000       2,251,000
                                                                                 -------------   -------------
Contingencies (Note 5)
Shareholders' equity
  Preferred stock, no par value 10,000,000 shares authorized,
    Convertible Series C -0- (unaudited) and -0- shares issued and outstanding            -0-             -0-
  Common stock, no par value 90,000,000 shares authorized 42,406,080
    (unaudited) and 34,247,013 shares issued and outstanding .................     35,084,000      32,270,000
  Common stock committed, no par value 74,716 (unaudited) and 74,716 shares
    committed but not yet issued .............................................         82,000          82,000
  Accumulated deficit ........................................................    (33,456,000)    (27,446,000)
                                                                                 -------------   -------------
    Total shareholders' equity ...............................................      1,710,000       4,906,000
                                                                                 -------------   -------------

    Total liabilities and shareholders' equity ...............................   $  3,624,000    $  7,157,000
                                                                                 =============   =============



   The accompanying notes are an integral part of these financial statements.


                         FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             MARCH 31,                      MARCH 31,
                                                      2001            2000            2001            2000
                                                  -------------   -------------   -------------   -------------
                                                   (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Sales
     Product ..................................   $     66,000    $    223,000    $    379,000    $    773,000
     Telephone and Internet services ..........        126,000         535,000         725,000       1,646,000
                                                  -------------   -------------   -------------   -------------
          Total sales .........................        192,000         758,000       1,104,000       2,419,000
                                                  -------------   -------------   -------------   -------------
Cost of sales
     Product ..................................      1,064,000         225,000       1,638,000         780,000
     Telephone and Internet services ..........        230,000       1,468,000         942,000       2,774,000
                                                  -------------   -------------   -------------   -------------
          Total cost of sales .................      1,294,000       1,693,000       2,580,000       3,554,000
                                                  -------------   -------------   -------------   -------------
Gross profit (loss) ...........................     (1,102,000)       (935,000)     (1,476,000)     (1,135,000)
                                                  -------------   -------------   -------------   -------------
Operating expenses
     Research and development expenses ........        245,000         431,000       1,132,000       1,315,000
        Impairment of long-lived assets .......        444,000         160,000         444,000         160,000
     Selling, general, and administrative
        Expenses ..............................        605,000       1,274,000       2,973,000       5,092,000
                                                  -------------   -------------   -------------   -------------
          Total operating expenses ............      1,294,000       1,865,000       4,549,000       6,567,000
                                                  -------------   -------------   -------------   -------------
Loss from operations ..........................     (2,396,000)     (2,800,000)     (6,025,000)     (7,702,000)
                                                  -------------   -------------   -------------   -------------
Other income (expense)
     Interest income ..........................            ---          15,000          15,000          29,000
     Interest expense .........................            ---         (65,000)         (2,000)        (66,000)
     Loss on disposal of property and equipment            ---             ---          (3,000)        (30,000)
     Other income (expense) ...................          9,000         (17,000)         (1,000)        (11,000)
                                                  -------------   -------------   -------------   -------------
          Total other income (expense) ........          9,000         (67,000)          9,000         (78,000)
                                                  -------------   -------------   -------------   -------------
Net loss ......................................   $ (2,387,000)   $ (2,867,000)   $ (6,016,000)   $ (7,780,000)
                                                  =============   =============   =============   =============
Basic and diluted loss per common share .......   $       (.06)   $       (.10)   $       (.15)   $       (.27)
                                                  =============   =============   =============   =============
Weighted average common shares
   outstanding used to compute basic
    and diluted loss per common share .........     42,456,352      30,011,592      39,411,068      28,372,479
                                                  =============   =============   =============   =============



                    The accompanying notes are an integral part of these financial statements.


               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                                                                                NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               2001             2000
                                                                           -------------   -------------
                                                                            (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...............................................................   $ (6,016,000)   $ (7,780,000)
Adjustments to reconcile net loss to net cash
   Used in operating activities
        Depreciation and amortization ..................................        565,000         474,000
        Provision for loss on obsolete inventory .......................      1,133,000             ---
        Provision for loss on doubtful accounts ........................         38,000             ---
        Stock issued for services rendered .............................        325,000         142,000
        (Gain) loss on disposal of property and equip ..................         (3,000)         24,000
        Loss on impairment of note receivable ..........................            ---         160,000
        Loss on impairment of long-lived assets ........................        444,000             ---
        Write-off of accounts receivable ...............................            ---       1,529,000
(Increase) decrease in
        Accounts receivable ............................................         20,000          12,000
        Other receivables ..............................................        (36,000)         67,000
        Inventories ....................................................        293,000        (234,000)
        Prepaid expenses ...............................................        (18,000)        (54,000)
Increase (decrease) in
     Accounts payable ..................................................       (202,000)        169,000
     Accrued liabilities ...............................................       (103,000)       (628,000)
                                                                           -------------   -------------
Net cash used in operating activities ..................................     (3,560,000)     (6,119,000)
                                                                           -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment ....................................        (75,000)       (668,000)
Disposal of property and equipment .....................................            ---         (34,000)
Other assets ...........................................................         (3,000)        (59,000)
                                                                           -------------   -------------
Net cash used in investing activities ..................................        (78,000)       (761,000)
                                                                           -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable ................................        100,000       2,500,000
Proceeds from exercise of stock options and
  warrants .............................................................          4,000          13,000
Proceeds from sale of common stock .....................................      2,485,000       9,560,000
Payments on capital lease obligations ..................................        (26,000)            ---
Proceeds from sale of minority stock in
  consolidated subsidiary ..............................................            ---          53,000
                                                                           -------------   -------------
Net cash provided by financing activities ..............................      2,563,000      12,126,000
                                                                           -------------   -------------
Net increase (decrease) in cash and equivalents ........................     (1,075,000)      5,246,000
Cash and cash equivalents, beginning of the period .....................      1,275,000       1,637,000
                                                                           -------------   -------------
Cash and cash equivalents, end of the period ...........................   $    200,000    $  6,883,000
                                                                           =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                                               2001            2000
                                                                           -------------   -------------
                                                                            (unaudited)     (unaudited)
Interest paid ..........................................................   $      2,000    $          0
                                                                           =============   =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the nine months ended March 31, 2001, the Company issued 400,000 shares (unaudited) of common stock for services valued at $325,000 (unaudited).

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

   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

   PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly-owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the nine months ended March 31, 2000, the Company recognized $104,000 (unaudited) as an impairment loss related to licenses which the Company is no longer using and $340,000 (unaudited) as an impairment loss related to FNet discontinuing its satellite telephone network in the Balkan region.

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

                                                                                   For the Nine Months Ended
                                                                                             March 31,
                                                                                ---------------------------------
                                                                                     2001               2000
                                                                                ---------------   ---------------
                                                                                 (unaudited)        (unaudited)
                  Options outstanding under the Company's stock
                      option plans                                                 1,880,250           2,791,642
                  Options granted outside the Company's stock
                      option plans                                                 1,630,000           1,194,508
                  Convertible notes payable                                          833,333                   -
                  Warrants issued in conjunction with convertible
                      notes payable                                                1,000,000           1,000,000
                  Warrants issued in conjunction with various private
                      placements                                                   5,800,267           2,099,267
                  Warrants issued as offering costs for convertible
                      notes payable                                                  100,000             100,000

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

NOTE 2--INVENTORIES

     Inventories consisted of the following:

                                  MARCH 31,         JUNE 30,
                                    2001              2000
                                -------------    --------------
                                 (UNAUDITED)
     Raw materials.......         $1,190,000        $1,314,000
     Work in process.....            207,000           222,000
     Finished goods......           (125,000)        1,162,000
                                -------------    --------------
          Total..........       $  1,272,000     $   2,698,000
                                =============    ==============

NOTE 3--ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                 MARCH 31,    JUNE 30,
                                  2001          2000
                               -----------  -----------
                               (UNAUDITED)
Salaries and related expense   $  654,000   $  690,000
Customer deposits ..........       37,000       80,000
License payable ............          ---      100,000
Other accrued liabilities ..      134,000      158,000
                               -----------  -----------
          Total ............   $  825,000   $1,028,000
                               ===========  ===========

NOTE 4--CONVERTIBLE PROMISSORY NOTE

         During the nine months ended March 31, 2001, the Company issued convertible promissory debt of $100,000 (unaudited), payable to the Company's Chief Executive Officer, which is convertible at the option of the holder into the Company's common stock. Interest at 6% per annum and principal are due on March 20, 2002. If the note holder elects to convert the debt into common stock, the conversion price for each share will equal $0.12 per share, which is the fair market value of the Company's common stock at the date of issuance.

NOTE 5--COMMITMENTS AND CONTINGENCIES

Service Agreement
        During the nine months ended March 31, 2001, FNet entered into a five-year service agreement with a satellite service provider to operate uplink and downlink earth stations between the United States and the Balkan region. The estimated fee for the project is $1,236,000 (unaudited).

Litigation
        The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

 NOTE 6--RECENT SALE OF EQUITY SECURITIES

During the three months ended March 31, 2001, the Company completed the following significant common stock transactions of previously unissued common shares: Issued 200,000 shares (unaudited) of common stock for services valued at $100,000 (unaudited).

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

In addition to manufactured solutions, the Company maintains a Network Operations Center that provides both "on -net" and "off-net" connectivity for the Company's equipment customers. The Network Operations Center interconnects the Company's customers on a global basis. The Network Operations Center includes Internet access facilities and a Class 4 circuit switch. The center interconnects with three International Record Carriers and is capable of completing a voice call to any phone in the world. The Company plans to offer its equipment and services customers the opportunity to access the circuit switched facilities and to interconnect with each other, using the Company to enable "settlement" between the networks. This interconnection can be either "free" through the Internet, or delivered through private leased lines.

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

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

     NET SALES. Net sales decreased by $566,000, or 75%, from $758,000 in the three months ended March 31, 2000 to $192,000 in the three months ended March 31, 2001. The decrease is due both to a reduction of DVG hardware systems sales and reduced service revenue, primarily from the Balkan operation. The revenue mix for the three months ended March 31, 2001 consisted of 66% Telephone and Internet services revenue and 34% hardware product sales.

     GROSS LOSS. Gross loss increased as a percentage of net sales to a gross loss of 574% for the three months ended March 31, 2001, from a gross loss of 123% of net sales for the corresponding period of 2000. The gross loss percentage increase can be primarily attributed to the $1,133,000 provision for loss on obsolete inventory and secondarily to fixed hardware and service overhead expenses spread over a smaller sales base.

     OPERATING EXPENSES. Operating expenses decreased by $571,000, or 31%, from $1,865,000 in the three months ended March 31, 2000 to $1,294,000 in the three months ended March 31, 2001. The decrease was primarily attributable to a reduced number of employees.

     OTHER INCOME (EXPENSE). Interest income decreased by $15,000, or 100%, from $15,000 in the three months ended March 31, 2000 to $-0- in the three months ended March 31, 2001, due to reduced cash balances available to earn interest. Interest expense decreased by $65,000, or 100%, from $65,000 in the three months ended March 31, 2000 to $-0- in the three months ended March 31, 2001, due to the repayment of $2,500,000 in convertible notes payable. Other components of other income (expense) were immaterial and were due to various non operating items.

   NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

     NET SALES. Net sales decreased by $1,315,000, or 54%, from $2,419,000 in the nine months ended March 31, 2000 to $1,104,000 in the nine months ended March 31, 2001. The decrease is due both to a reduction of DVG hardware systems sales and reduced service revenue, primarily from the Balkan operation. The revenue mix for the nine months ended March 31, 2001 consisted of 68% Telephone and Internet services revenue and 32% hardware product sales.

     GROSS LOSS. Gross loss increased as a percentage of net sales to a gross loss of 134% for the three months ended March 31, 2001, from a gross loss of 47% of net sales for the corresponding period of 2000. The gross loss percentage increase can be primarily attributed to the $1,133,000 provision for loss on obsolete inventory and secondarily to fixed hardware and service overhead expenses spread over a smaller sales base.

     OPERATING EXPENSES. Operating expenses decreased by $2,018,000, or 31%, from $6,567,000 in the nine months ended March 31, 2000 to $4,549,000 in the nine months ended March 31, 2001. The primary reason for the decrease was due to a one time increase in the allowance for doubtful accounts of $1,284,000 during the nine months ended March 31, 2000 for the receivable of a major customer and to a reduced number of employees in the nine months ended March 31, 2001.

     OTHER INCOME (EXPENSE). Interest income decreased by $14,000, or 48%, from $29,000 in the nine months ended March 31, 2000 to $15,000 in the nine months ended March 31, 2001, due to reduced cash balances available to earn interest. Interest expense decreased by $64,000, or 97%, from $66,000 in the nine months ended March 31, 2000 to $2,000 in the nine months ended March 31, 2001, due primarily to the repayment of $2,500,000 in convertible notes payable. Other components of other income (expense) were immaterial and were due to various non operating items.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and net working capital totaled $200,000 and $604,000, respectively, as of March 31, 2001. The primary source of cash has been net proceeds generated from equity and debt financings. The Company has relied on sales of new shares, loan proceeds and the exercise of warrants and options to fund operations for an extended period of time. The Company received $10,589,000 and $2,485,000 in equity financing for the year ended June 30, 2000, and the nine months ended March 31, 2001, respectively. Its subsidiary, FNet, raised $53,000 for the year ended June 30, 2000 and $-0- for the nine months ended March 31, 2001. The Company and its subsidiary FNet have continued to experience losses due to low sales results.

     The Company anticipates that its primary uses of working capital in future periods will be for product development, marketing and general working capital.

        The Company believes that existing cash and cash equivalents, cash flow from operations and cash raised through future anticipated private placements will be sufficient to meet the Company's presently anticipated working capital needs. The Company is currently having difficulty raising additional capital due to the low trading price of its common shares. If the Company is unable to obtain sufficient private placement financing, it may be unable to continue as a going concern. There can be no assurance that such capital will be available on acceptable terms.

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

     Not applicable

ITEM 5.           OTHER INFORMATION

     Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     None

(b)      Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FRANKLIN TELECOMMUNICATIONS CORP.


                                      By  /s/ FRANK W. PETERS
                                          -----------------------------------
                                          Frank W. Peters
                                          Chief Executive Officer




Dated: May 17, 2001