Form 10-Q/A
period 2001-03-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 2001-06-04
CIK 722572

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements


               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               AS OF MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000

                                                                                   MARCH 31,       JUNE 30,
                                                                                     2001            2000
                                                                                 -------------   -------------
                                                                                 (UNAUDITED)

                                   ASSETS
Current assets
  Cash and cash equivalents ..................................................   $    200,000    $  1,275,000
  Accounts receivable, less allowance for doubtful accounts of $69,000
    (unaudited) and $50,000, respectively ....................................         78,000         136,000
  Other receivables ..........................................................         48,000           8,000
  Note receivable (a portion due from a related party) .......................         60,000          64,000
  Inventories (Note 2) .......................................................      1,272,000       2,698,000
  Prepaid expenses ...........................................................         98,000          80,000
                                                                                 -------------   -------------
    Total current assets .....................................................      1,756,000       4,261,000
                                                                                 -------------   -------------
Property and equipment
  Machinery and equipment ....................................................      1,108,000       1,562,000
  Furniture and fixtures .....................................................        280,000         280,000
  Computers and software .....................................................      1,667,000       1,607,000
                                                                                 -------------   -------------
                                                                                    3,055,000       3,449,000
  Less accumulated depreciation ..............................................      1,625,000       1,291,000
                                                                                 -------------   -------------
    Total property and equipment .............................................      1,430,000       2,158,000
                                                                                 -------------   -------------
Other assets .................................................................        438,000         738,000
                                                                                 -------------   -------------
    Total assets .............................................................   $  3,624,000    $  7,157,000
                                                                                 =============   =============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of capital lease obligations ...............................   $     28,000    $     34,000
  Convertible promissory note (due to a related party) (Note 4) ..............        100,000             -0-
  Accounts payable ...........................................................        199,000         407,000
  Accrued liabilities (Note 3) ...............................................        825,000       1,028,000
                                                                                 -------------   -------------
    Total current liabilities ................................................      1,152,000       1,469,000
Long-term debt, (majority due to a related party) ............................        762,000         762,000
Capital lease obligations, net of current portion ............................            -0-          20,000
                                                                                 -------------   -------------
    Total liabilities ........................................................      1,914,000       2,251,000
                                                                                 -------------   -------------
Contingencies (Note 5)
Shareholders' equity
  Preferred stock, no par value 10,000,000 shares authorized,
    Convertible Series C -0- (unaudited) and -0- shares issued and outstanding            -0-             -0-
  Common stock, no par value 90,000,000 shares authorized 42,406,080
    (unaudited) and 34,247,013 shares issued and outstanding .................     35,084,000      32,270,000
  Common stock committed, no par value 74,716 (unaudited) and 74,716 shares
    committed but not yet issued .............................................         82,000          82,000
  Accumulated deficit ........................................................    (33,456,000)    (27,446,000)
                                                                                 -------------   -------------
    Total shareholders' equity ...............................................      1,710,000       4,906,000
                                                                                 -------------   -------------

    Total liabilities and shareholders' equity ...............................   $  3,624,000    $  7,157,000
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

NOTE 2--INVENTORIES

     Inventories consisted of the following:

                                  MARCH 31,         JUNE 30,
                                    2001              2000
                                -------------    --------------
                                 (UNAUDITED)
     Raw materials.......         $  596,000        $1,314,000
     Work in process.....            104,000           222,000
     Finished goods......            572,000         1,162,000
                                -------------    --------------
          Total..........       $  1,272,000     $   2,698,000
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

NOTE 5--COMMITMENTS AND CONTINGENCIES

Service Agreement
-----------------
         During the nine months ended March 31, 2001, FNet entered into a five-year service agreement with a satellite service provider to operate uplink and downlink earth stations between the United States and the Balkan region. The estimated fee for the project is $1,236,000 (unaudited). As of March 31, 2001, the Company had violated certain terms and conditions of the service agreement. As such the agreement calls for immediate payment of the remaining fee for the project of approximately $1.1 million. The Company is currently negotiating a settlement with the service provider.

Litigation
----------
        The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     GROSS LOSS. Gross loss increased as a percentage of net sales to a gross loss of 574% for the three months ended March 31, 2001, from a gross loss of 123% of net sales for the corresponding period of 2000. The gross loss percentage increase can be primarily attributed to the $940,000 provision for loss on obsolete inventory and secondarily to fixed hardware and service overhead expenses spread over a smaller sales base.

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

   NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

     NET SALES. Net sales decreased by $1,315,000, or 54%, from $2,419,000 in the nine months ended March 31, 2000 to $1,104,000 in the nine months ended March 31, 2001. The decrease is due both to a reduction of DVG hardware systems sales and reduced service revenue, primarily from the Balkan operation. The revenue mix for the nine months ended March 31, 2001 consisted of 66% Telephone and Internet services revenue and 34% hardware product sales.

     GROSS LOSS. Gross loss increased as a percentage of net sales to a gross loss of 134% for the nine months ended March 31, 2001, from a gross loss of 47% of net sales for the corresponding period of 2000. The gross loss percentage increase can be primarily attributed to the $1,133,000 provision for loss on obsolete inventory and secondarily to fixed hardware and service overhead expenses spread over a smaller sales base.

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

                           PART II. OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings.

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