Form 10-K
period 2001-06-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 2002-01-28
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11616

                        FRANKLIN TELECOMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

           California                                            95-3733534
           ----------                                            ----------
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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at DECEMBER 31, 2001 was $1,940,461 based on the closing sale price of $.05, on November 14, 2001, the most recent trading date.

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK             OUTSTANDING AT December 31, 2001
- -----------------------------------             --------------------------------
Common Stock, no par value                                43,809,231

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

PART IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Part I.
- -------
Item 1.    Business

Certain statements constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

OVERVIEW

Franklin has substantially reduced operations due to a lack of cash, and is functioning with minimal staff while it seeks acquisition opportunities or financing that would allow it to resume normal operations. The following discussion describes the state of the industry in general, and Franklin's business and products. It should be read in light of Franklin's current situation.

Today's telecommunications company can trace both the challenges it faces and the potential for growth it holds to the deregulation of the industry in 1996. One of the most visible results of this deregulation was the emergence of Competitive Local-Exchange Carriers (CLECs). Almost immediately, CLECs became the darlings of Wall Street, winning record amounts of financing to build out facility based networks. This expansion, while a competitive necessity, was not without danger. For all too many of these CLECs, the powerful upward spike in value was matched by an equally dramatic downward plunge, as the realities of establishing a sustainable business while paying off venture capital debt became evident.

The dot.com's followed an almost identical profile--rapid expansion followed closely by collapse and confusion. One example of cause and effect in this debacle was the complete misreading of what to expect from fiber optics: fortunes were made and lost on the myth of an imminent shortage of bandwidth to support growing IP demands. The reality proved to be bandwidth to spare.

After the tumultuous year in 2001 for telecommunications companies, should we despair for the industry? No! Telecommunications has taken a beating, and Franklin has suffered with the rest of the sector. Franklin's problems were further exacerbated by a shortage of working capital suffered before its product line was adequately established in the marketplace. This inevitably resulted in inadequate sales.

But after acknowledging the challenges, it is fair to examine the very real potential that still permeates the telecommunications industry . . . including Franklin . We are looking for a solid, continuous pattern of growth over several years, once we have obtained sufficient financing. The consensus is that most small businesses and enterprises alike will move toward a converged data/voice network, but they will take a phased approach. Most organizations will deploy a solution over a several years. This is what we hope to see--and where we believe Franklin Telecom can find a niche.

Opportunity involves risk. In a year that has seen several of our larger competitors quit business, Franklin survives, but barely. It has only been through massive cuts in personnel and overhead that Franklin has been able to escape bankruptcy, and Franklin continues to operate at a loss. We are committed to focusing resources on finding a market for our line of VoIP products. For example, we believe that our SoftSwitch 2000 still offers a competitive edge over hardware solutions that lack this product's unique ability to authenticate, route and bill for VoIP calls.

Franklin needs to rebuild its sales and marketing capabilities. We also continue to seek alliances, partnerships and mergers with other businesses that could bolster development of additional products and services. All of this involves enormous risk, especially considering current economic circumstances that make working capital hard to find, and we may be unable to attract other businesses for such alliances or relationships.

Still, unlike many of our competitors, Franklin has been in business for more than twenty years. The Company has a history of well-designed, dependable products and services. We expect Franklin to find its place in a stable, long-term growth cycle within the telecommunications industry.

FRANKLIN OWNS ALL THE VOIP TECHNOLOGY USED IN ITS PRODUCTS. IF THIS SEGMENT OF THE TELECOMMUNICATIONS INDUSTRY IS TO GROW, WE HOPE THAT ONE OR MORE OF THE REMAINING COMPANIES IN THE INDUSTRY (SUCH AS CISCO, NORTEL & LUCENT) WHO LACK CERTAIN OF THESE TECHNOLOGY ASSETS WILL BECOME CUSTOMERS OR MERGER CANDIDATES. However, to date we have been unable to develop significant relationships with these companies, and we may never be able to establish any such relationships.

Our business has been the design, manufacture and sale of Internet Telephony equipment, also called "Voice Over Internet Protocol" (VoIP) equipment and other high speed communications products and subsystems. Our products have been marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through our majority-owned subsidiary, FNet Corp. ("FNet"), we continue to provide traditional switched network and Internet Protocol telephony services, and Internet access to businesses and individuals. Our customers are located throughout the world in a wide range of industries including financial services, government, telephone services and manufacturing.

We offer a suite of Internet Telephony solutions that enable business communications (voice) over data networks. From the small office home office
(SOHO) to the branch office and headquarters operations of medium to large scale corporations, we offer a cost-effective call handling solution. From the enterprise to the carrier market, we offer converged network solutions; managing the connectivity and integration of voice, data, fax and video. Where ever possible, the Company offers a turnkey solution that can be "owned" by its customers. Our products and services are designed to enable connectivity and e-commerce.

The Company is both an equipment supplier and a service provider, offering turn-key business communications solutions to both the carrier and enterprise segments of the Internet Telephony market. The Company has produced gateways, gatekeepers and edge servers that provide advanced packet switching solutions that significantly reduce the infrastructure costs associated with communications networks. We have designed, developed and manufactured our own products..

In addition to manufactured solutions, the Company maintains a Network Operations Center that provides both "on -net" and "off-net" connectivity for the Company's equipment customers. The Network Operations Center interconnects the Company's customers on a global basis. The Network Operations Center includes Internet access facilities and a Class 4 circuit switch.

The Company is also able to provide additional assistance to its customers by offering design, installation and network management services. The Company believes that this strategy of combining network operations and equipment design is a significant product differentiation strategy, uniquely positioning the Company. Many of the Company's customers have elected to interconnect with the Network Operations center.

The Company's FNet division, through a joint venture, has provided a combination of satellite solutions to enable telephone communications for NATO forces throughout the Bosnia and Kosovo region. As of May 2001 the Company modified the agreement with its joint venture partner, MegaBurst, located in Washington D.C., to provide that Megaburst will assume responsibility for the project. Some 21 earth station transponders are connected to "telephone calling booths" linked via satellite to the U.S., where they are interconnected to the Public Switched Telephone Network (PSTN). NATO soldiers, using FNet calling cards, are able to make calls throughout the world through FNet facilities. FNet was incurring a net loss on operations of this service and hence has curtailed all costs connected with this operation. The contract change consisted of MegaBurst taking over all costs of providing the service and FNet transfering the fixed assets, consisting principally of the ground stations, to MegaBurst. The Company will receive a 50% share of any joint venture profit.

INDUSTRY BACKGROUND--VOIP PRODUCTS

The telecommunications industry has historically followed a path of development based on the belief that voice and data require separate technologies and network resources. Traditional telephone systems were, and are still, built around an architecture that requires a dedicated connection, or circuit, in order for a voice call to be completed. This technology requires the circuit to remain dedicated between calling parties for the entire duration of a call.

Much data today is transmitted over Internet Protocol-based networks (IP). These networks are more efficient because they do not require a dedicated circuit for the entire path of the call. In a network using Internet Protocol, the voice, fax, video or data is compressed and divided into packets that are simultaneously sent to a final destination where they are reassembled back to their original form. In this type of network, multiple types of information including voice, fax and different forms of data can travel through the network at the same time. The improvements in the technologies used in data networks have led to an increase in use of this type of network to transmit both voice and data. The IP telephony market emerged from these technological advances. Recent developments in IP telephony technology have significantly bridged the voice quality gap between the traditional telephone system, commonly referred to as a circuit-switched system, and IP based systems. Consequently, the circuit-switched system now finds itself in direct competition with IP telephony systems.

A telephone call transmits signals that direct a series of switches to open a dedicated path (circuit) to a second telephone. The dedicated circuit carries the electronic signals through the line. The phones convert the signals back into speech. Unlike the traditional circuit switched phone call, which travels on a dedicated circuit, the electronic signals go to a data voice gateway, which converts them into small packets of compressed digital information. The packets may take different routes to their destination. After traveling through the IP network, the packets are converted back into electronic signals by another data voice gateway and put back on the phone network.

Today a voice call placed over an IP telephony network can sound virtually indistinguishable from the same call made over the traditional telephone system. What distinguishes IP telephony technology, however, is that it allows service providers to simultaneously send voice, fax and data transmissions over their networks and enables them to quickly add and use additional features and services without the need for costly network upgrades. In contrast, changes to the traditional telephone system are costly and difficult. For example, based on estimates from the International Engineering Consortium, the recent integration of such basic services as caller ID and call return services into the traditional telephone system took over a decade and hundreds of millions of dollars to implement in the United States alone.

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

We believe a significant market opportunity still exists for the makers of IP telephony systems. Very few of our competitors have developed a comprehensive solution that incorporates the functionality that service providers require to provide end-to-end service. Some vendors have developed products that embed the instructions on where to route the IP telephony call in the same equipment that provides the IP telephony technology. This approach limits service providers' flexibility to make modifications to their networks, because any modification must be made at several different points throughout the network.

In December 2001, Manoj Menon, Director of the Technology Practice group at Frost & Sullivan, stated that the market is undergoing a strategic inflection point. "We will soon witness the emergence of total solutions providers and the rise of new companies which could overtake the giants in the field." He was referring to the evolution of IBM from a PC company to that of becoming a system integrator, and the genesis of Dell and HP into the computing markets in the early 1980s as a historical example for a potential telecom shakeout.

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

Industry Background--Telephone Services

The international long distance industry segment of the global telecommunications market (consisting of the transmission of voice and data between countries) is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in usage of international telecommunications services. The dynamics of present day life have caused individuals to seek more sophisticated communications solutions, driving service providers to bundle applications to capitalize on the wide range of consumer needs.

New analysis from Frost & Sullivan (December 7, 2001) U.S. Market for Enhanced IP-Based Voice Services, reveals that this industry generated revenues of $520 million in 2001 and is projected to reach $31.8 billion by 2007.

Furthermore, a separate analysis from Frost & Sullivan (November 28, 2001) reveals that WORLD VOIP EQUIPMENT MARKETS generated more than $1 billion in revenues in 2000 and will exceed $14 billion by 2006.

By the end of 2004, 4% of American phone company revenues ($3 billion) will shift to IP telephony -- $1 billion going to consumers in cost savings, and $2 billion going to the IP telephony industry (Forrester Research, Mar. 2000).

Franklin believes that informed studies and research like those cited here confirm expectations for a positive market for VoIP Equipment sales and the expansion of VoIP services, both of which this Company can supply.

The Company believes that growth in international long distance services is being driven by a number of factors including:

o the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector;

o declining prices arising from increased competition generated by privatization and deregulation;

o increased worldwide telephone density (tele-density) and accessibility arising from technological advances and greater investment in telecommunications infrastructure, including the deployment of wireless networks;

o        a wider selection of products and services; and

o the growth in the transmission of data traffic via internal company networks and the Internet.

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

COMPETITIVE OPPORTUNITIES AND ADVANCES IN TELECOMMUNICATIONS TECHNOLOGY

As a result of deregulation and other competitive pressures in the global telecommunications industry, prices for telecommunications services generally have fallen, releasing pent-up consumer demand and creating the impetus for improved quality of service. New technologies, including fiber optic cable and improvements in digital compression, have played an important role in this process by, among other things, improving the quality and speed of transmission capacity while lowering costs. The growth of the Internet as a communications medium, as well as advances in packet switching technology and Internet telephony, are expected to have an increasing impact on the international telecommunications market.

Advances in technology have created a variety of ways for telecommunications carriers to provide customer access to their networks and services. These include customer-paid local access, international and domestic toll-free access, direct digital access through a dedicated line, equal access through automated routing from the PSTN (Public Switched Telephone Network), call re-origination and Internet telephony. The type of access offered depends on the proximity of switching facilities to the customer, the needs of the customer and the regulatory environment in which the carrier competes. Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as companies seek to operate more efficiently.

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

DEVELOPMENTS IN THE INTERNET INDUSTRY

The rate at which Internet-related companies are shutting down or declaring bankruptcy is slowing, and the worst is over, according to Tim Miller, founder of Webmergers.com. During 2001, he found, 537 Internet companies collapsed, more than twice the number that met that fate in 2000. "Shutdowns followed on the heels of the stock-market downturn as venture investors, watching their exit opportunities dissolve, abruptly shut their doors on cash-hungry startups," Miller wrote. He said that the slowdown is not due to the fact there are so few dot-coms left. Webmergers.com estimates between 7,000 and 10,000 Internet companies received some sort of funding. "At most, then, 10 percent have shut down," he said. "It may be safer to say that the Darwinian process has left many fewer weak Internet companies."

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

INTERNET TELEPHONY

The Internet telephony industry began in 1995, when experienced Internet users began to transfer voice messages from one PC to another. In 1995, VocalTec Communications, Ltd. ("VocalTec") introduced software that allowed PC users to place international calls via the Internet to other PC users for the price of a local call. In its early months, the growth of Internet telephony was constrained due to the poor sound quality of the calls and because calls were mainly limited to those placed from one PC to another (known as PC to PC VoIP) The poor sound quality of Internet telephony was due to the fact that the Internet was not created to provide for simultaneous voice traffic. Unlike conventional voice communication circuits, in which the entire circuit is reserved for a call, Internet telephony uses packet switching technology in which voice data is divided into discrete packets that are transmitted over the Internet. These packets must travel through several routers in order to reach their destination, which may cause misrouting, and delays in transmission and reception. The limited capacity of the Internet also restrained the growth rate of Internet telephony. There is also PC to Phone and Phone to Phone. IDC pioneered the PC (or Net to Phone) and the Company was the first to introduce Phone to Phone in October 1997 and later added full Billing function.

New software algorithms have substantially reduced delays and the use of private networks or intranets to transmit calls as an alternative to the public Internet has alleviated capacity problems. The introduction of gateway servers connecting packet-switched data networks such as the Internet to circuit-switched public telephone networks has also improved overall transmission quality.

A significant attribute of Internet telephony is the ability to reduce overall transmission costs versus traditional circuit switched networks. Packet switched networks are substantially less expensive to operate than circuit-switched networks because carriers can compress voice traffic and place more calls on a single line. In addition, packet switching avoids international settlement rates which only apply to interconnection between circuit switched networks. The total cost of an Internet telephone call, for example, is based on the local calls to and from the gateways of the respective ISPs, thereby bypassing the international settlement process. IDC estimates that by the year 2002, IP telephony could account for 11% of U.S. and international long distance voice traffic alone. According to Probe Research, the market for IP telephony is expected to grow from an estimated $309 million in 1998 to approximately $4.4 billion in 2002, a 93.8% compound annual growth rate. Probe Research also estimates that the volume of voice and fax traffic over IP networks will increase from 31 million minutes in 1997 to approximately 55.2 million minutes of use in 2002, for a compounded annual growth rate of 346.8%. The growth in IP services far outpaces growth expected in the circuit switched market, currently estimated to be growing at a compounded annual growth rate of 8.3%.

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

THE COMPANY'S PRODUCTS AND SERVICES

Unlike many of its competitors, the Company produces its own hardware solutions. Designed from the motherboard up, including DSP technology, voice compressors (called VOCODERS), telephone line interfaces and system software, all Company products are the result of internal engineering. Although the products represent the Company's proprietary engineering, the Company plans to comply wth industry standards, such as SIP, to assure interoperability and connectivity with products manufactured by other vendors.

The Company has produced a family of Internet Telephony solutions that range from small 2 port solutions to meet the access requirements of branch office and geographically distributed work groups; to Carrier type solutions with thousands of ports of voice, fax, data and video connectivity. The Company also produces "back office" software solutions that facilitate the integration, interoperability and management of VOIP networks. These software solutions include the Company's Gatekeeper; an Authentication Mapping and Billing Server (Softswitch 2000) and "Click to Speak" a push to talk solution to voice enable a website or e-mail. The Company's philosophy is to use the robust, real time, fault tolerant operating system Linux for mission critical hardware operations and Microsoft NT for back office applications.

The Company's data voice "gateway" products are named for tropical storms: the Tempest(R), the Typhoon(TM)and the Breeze(TM):

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

The Typhoon(TM) will be the Company's Carrier Class product line and it represents our next generation of VOIP solutions. It features 24 analog ports or 96 digital ports in a 2U high (3.5"), rack mounted configuration that is less than half the size and power consumption of the Tempest product line. The Typhoon will support true SS7 carrier class connectivity and will enable over 1300 ports per POP co-location rack. Typhoon interconnects with the Softswitch 2000 gatekeeper and the Franklin family of SNMP software. The Company plans to release the Typhoon in late 2000.

Softswitch 2000 (AMAS) - is an "Authentication Mapping and Billing Server" and is the core of the Company's "back office" telephone company solutions. It is designed to manage the best route (i.e. least cost route) through a network, determine who is authorized to use the network, and bill customers, either by invoice or debit card. When a customer puts the Tempest/Typhoon together with a Softswitch 2000, it gets a "phone company in a box" solution that enables next generation telephone companies a turn-key solution for VOIP global networking.

GateKeeper - The Gatekeeper plays the role of enabling data voice gateways of different manufacturers to "talk to each other", or "interoperate", enabling computer to phone, website to phone and computer to computer communications. There are several contending standards for interoperability in the market. They are called H.323; MGCP and SIP. The Company plans to support all three protocols, enabling us to reach the widest cross section of interoperability options in the market.

The Company also provides a variety of Internet sevices through its subsidiary FNet, including dial up, ADSL, ISDN, frame relay, Web page hosting and various other Internet related services. This segment of the business has played a minor role in the Company's revenue and is not expected to contribute a significant amount to future growth.

MARKETING AND DISTRIBUTION OF PRODUCTS AND SERVICES

The Company intends to rebuild a direct sales force for the marketing of its VOIP and data communications products, once it is able to secure adequate financing or business partners. It maintains a home page on the World Wide Web and a headquarters-based sales and service office. It also markets its products through Original Equipment Manufacturers (OEM), and distributors.

The growth of the Internet has spawned new industries consisting of the building of infrastructure for next generation telephone companies that utilize VOIP and Internet Service Providers, both offering connections to corporate America as well as private individuals. The Company designs and manufactures products which are basic to the operation of both Next Geneation Telephone Companies and Internet Service Providers. In addition, these same products are required in the expansion of corporate based private Intranets. Sales to large corporate clients, next generation telephone companies and Internet Service Providers are handled through telemarketing with in person follow-up sales calls.

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

Our current principal competitors include large networking equipment manufacturers, such as 3Com Corporation and Cisco Systems, Inc., large telecommunications equipment manufacturers, such as Lucent Technologies Inc. and Nortel Networks Corporation, and IP telephony technology companies, such as VocalTec Communications, Ltd. and Clarent Corporation. We also expected new competitors to emerge, although there has been very little movement in new companies entering this field in 2001. Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity, we also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease.

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

COMPETITION - INTERNET SERVICES

The Internet services market in which FNet operates is extremely competitive, and the Company expects competition in this market to intensify in the future. The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes (or in the future is expected to compete) directly or indirectly with the following categories of companies: (i) national and regional Internet Service Providers, such as Earthlink, IDT, MindSpring, and UUNET; (ii) established online services such as America Online, CompuServe, Prodigy and the Microsoft Network; (iii) computer software and technology companies such as Microsoft; (iv) national telecommunications companies, such as AT&T, MCI and Sprint; (v) the Regional Bell Operating Companies ("RBOCs"); (vi) cable operators, such as Comcast, TCI and Time Warner; and (vii) nonprofit or educational ISPs.

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

ASSEMBLY AND MANUFACTURING OPERATIONS

The Company's facilities are located in Westlake Village, California. Assembly of the Company's products has ordinarily been contracted out to local circuit board assembly contractors, with final systems tests completed at the Company's facility. At the time the Company was involved in significant manufacturing operations, these operations consisted primarily of procurement, inspection and testing of components, final assembly of subsystems, and extensive testing of finished products. The Company procured substantially all of its parts from outside suppliers.

EMPLOYEES

As of December 15, 2001, The Company had 6 full time and 2 part time employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

Item 2.   Properties

The Company has reduced the total rented facilities from three leased facilities, two in Westlake Village, California, and one in Scottsdale, Arizona, to one in Westlake Village. The Company now occupies a leased facility in Westlake Village, California. The Westlake Village facility houses sales, software engineering, administrative, telephone and Internet services. The facility is 4,900 square feet, with a lease rate of $4,981 per month, on a month to month bassis. The total result of these moves has been a reduction in rent from about $20,000 per month to $4,900 per month.

Item 3.   Legal Proceedings

During June 2000, two shareholders who acquired their shares in a private placement in March 2000 filed a lawsuit against Franklin and officers and directors Frank W. Peters and Thomas L. Russell. The lawsuit sought to postpone the June 28, 2000 annual stockholders meeting, based upon alleged deficiencies in the proxy materials pertaining to the meeting. At a hearing held on June 28, 2000, the Court declined to enjoin the meeting as requested by plaintiffs, and the meeting went forward. Thereafter, the plaintiffs amended the lawsuit several times and ultimately added new claims pertaining to the private placement and alleging securities law violations. The Company settled the action without any admission of liability.

In August 2001, Nexbell filed a lawsuit against FNet alleging breach of a carrier contract for circuits. This dispute has been settled for $25,000 paid at the rate of $1,048 per month plus 240,000 shares of the Company's common stock.


In September 2001, a former employee filed an action against the Company for wrongful termination. The dispute was settled for $12,500.

In November 2001, NEC filed a lawsuit against the Company alleging breach of contract for $40,000 still due on a lease for a PBX. This action is still pending.

In November 2001, two former employees filed a claim with the California labor board, claiming certain vacation and overtime was not paid to them. In January 2002, the labor board issued a judgment in the amount of $79,115.. The Company has appealed the ruling and intends to contest it vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable .

PART II.
- --------
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol FCM. The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by AMEX for the calendar years of 2001 and 2000, and the OTC Bulletin Board during the third and fourth calendar quarters of 1999. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission..

                          CALENDAR                      HIGH    LOW
                          --------                      ----    ---
          1999
             Third Quarter..........................    3.69   1.38
             Fourth Quarter.........................    4.00   1.94

          2000
             First Quarter..........................    2.94   1.87
             Second Quarter.........................    2.00    .69
             Third Quarter..........................    1.69    .69
             Fourth Quarter.........................     .81    .31
          2001
             First Quarter..........................     .62    .09
             Second Quarter.........................     .12    .07
             Third Quarter..........................     .06    .04
             Fourth Quarter.........................     .05    .04

The Company has never declared or paid a cash dividend on its Common Stock and does not expect to pay any cash dividends in the foreseeable future. On November 14, 2001 AMEX halted trading due to a delay in filing the Form 10K.

As of June 30, 2001, the Company had approximately 900 shareholders of record.

         Recent sales of unregistered securities
         ---------------------------------------
         During the year ended June 30, 2001, the Company completed the following common stock transactions of previously unissued common shares:

         o Issued 10,000 shares in connection with the exercise of stock options for cash of $4,000.

         o In connection with a private placement in August 2000, the Company issued 4,994,600 shares of common stock and 5,105,711 warrants for gross proceeds of $2,497,000, less fees and commissions of $13,000. The warrants had an exercise price of $3, vested immediately, and expire three years from the date of issuance. The Company allocates the proceeds received from debt, convertible debt, convertible preferred stock, or common stock with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants of $478,000 was calculated using the Black-Scholes option pricing model. As of June 30, 2001, no warrants had been exercised.

         o Issued 295,858 shares of common stock to its chief financial officer in connection with a cashless exercise of options that were processed by the Company. No expense was recorded in connection with the transaction because the chief financial officer had owned the shares that were used to pay for the cashless exercise for more than six months prior to the transaction.

         o Issued 477,324 shares of common stock for services valued at $318,000.

         o In connection with a private placement in March 2000, the Company issued warrants to the investors that were designed to protect the investors against short-term declines in the value of the Company's common stock during the period between the date of the issuance of the shares and the effective date of a Registration Statement covering the shares issued. The warrants vest if the market price of the Company's common stock is below $1.50 on the effective date. The registration statement for the shares became effective in November 2000, at which time the market price of the Company's common stock was below $1.50. As a result, warrants for 2,011,329 shares became exercisable at an exercise price of $0.01 per share. During the year ended June 30, 2001, the Company issued 1,927,797 net shares of common stock in connection with a cashless exercise of said warrants, and 50,000 shares of common stock were issued for cash of $500.

         o In connection with a private placement in March 2000, the Company was obligated to effect the registration of the shares sold within a specified time period, with penalties due to the investors if the deadline was not met. As the deadline was not met, the Company became obligated to pay the penalties in either cash or shares of common stock. The Company opted to pay the penalties in shares of common stock and issued 503,538 shares to these investors in November 2000 and recognized an expense of $430,000 in the consolidated statement of operations for the year ended June 30, 2001.

         o Issued 111,111 shares of the Company's common stock for 6,667 shares of FNet common stock in a stock-for-stock transaction. The shares of FNet's common stock had been issued during the year ended June 30, 1999.

Item 6.   Selected Consolidated Financial Data

The selected financial data set forth below for the fiscal years ended June 30, 1999, 2000 and 2001 have been derived from the Company's consolidated financial statements, audited by Singer Lewak Greenbaum & Goldstein LLP and should be read in conjunction with those consolidated financial statements (including the notes thereto). The selected financial data set forth below for the fiscal years ended June 30, 1997 and 1998 have been derived from the Company's audited financial statements not included in this Form 10-K.


CONSOLIDATED STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
                                                                    YEARS ENDED JUNE 30,
                                         -------------------------------------------------------------------------
                                             1997            1998            1999          2000           2001
                                         -------------  -------------  -------------  -------------  -------------
SALES                                    $      1,735   $      1,377   $     10,631   $      3,207   $      1,245
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
COST OF SALES                                     990            834          5,641          4,775          5,431
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
GROSS PROFIT (LOSS)                               745            543          4,990         (1,568)        (4,186)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------

OPERATING EXPENSES:
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
RESEARCH AND DEVELOPMENT EXPENSES                 480          1,612          1,870          1,834          1,152
- --------------------------------------   -------------  -------------  -------------  -------------  -------------

SELLING, GENERAL AND ADMINISTRATIVE             1,766          3,304          5,602          7,518          4,351
EXPENSES
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
IMPAIRMENT OF LONG-LIVED ASSETS                 1,584            591            --            224          1,209
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
TOTAL OPERATING EXPENSES                        3,830          5,507          7,472          9,576          6,712
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
LOSS FROM OPERATIONS                           (3,085)        (4,964)        (2,482)       (11,144)       (10,898)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
OTHER INCOME (EXPENSE):
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
     INTEREST INCOME                               --            250            148             68             27
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
     INTEREST EXPENSE                             (41)           (43)           (27)          (109)          (303)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
     ABANDONMENT OF PROPERTY
      AND EQUIPMENT                              --             --             --           (367)             --
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
     OTHER                                         (6)            26            (43)           (56)           (30)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
TOTAL OTHER INCOME (EXPENSE)                      (47)           233             78           (464)          (306)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------

LOSS BEFORE MINORITY
INTEREST,INCOME TAXES AND
EXTRAORDINARY ITMES                            (3,132)        (4,731)        (2,404)       (11,608)       (11,204)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------

MINORITY INTEREST IN LOSS OF SUBSIDIARY            --             --             --             --              0
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
LOSS BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                             (3,132)        (4,731)        (2,404)       (11,608)       (11,204)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
PROVISION FOR INCOME TAXES                          2              3              7              3              3
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
LOSS BEFORE EXTRAORDINARY ITEM                 (3,134)        (4,734)        (2,411)       (11,611)       (11,207)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
EXTRAORDINARY ITEM:GAIN (LOSS) ON
EXTINGUISHMENT OF DEBT, NET                       310            227             (2)            60            387
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
NET LOSS                                       (2,824)        (4,507)        (2,413)       (11,551)       (10,820)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
BASIC (LOSS) PER SHARE:
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
LOSS BEFORE EXTRAORDINARY GAIN                  (0.26)         (0.30)         (0.11)         (0.39)         (0.28)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
EXTRAORDINARY GAIN                               0.03           0.01             --             --           0.01
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
NET LOSS PER COMMON SHARE                        (.23)          (.29)         (0.11)         (0.39)         (0.27)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------

WEIGHTED AVERAGE NUMBER OF SHARES          12,267,991     15,524,556     22,596,694     29,797,493     40,113,816
OUTSTANDING
- --------------------------------------   -------------  -------------  -------------  -------------  -------------

BALANCE SHEET DATA (IN THOUSANDS):
                                                                    YEARS ENDED JUNE 30,
                                         -------------------------------------------------------------------------
                                             1997            1998            1999          2000           2001
                                         -------------  -------------  -------------  -------------  -------------

CASH                                     $      1,464   $      5,750   $      1,637   $      1,275   $         49
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
WORKING CAPITAL (DEFICIT)                         809          5,963          3,355          2,792         (2,672)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
TOTAL ASSETS                                    3,514          8,892          9,435          7,157          1,435
- --------------------------------------   -------------  -------------  -------------  -------------  -------------

LONG-TERM DEBT                                    360            404            762            782            686
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
OTHER LIABILITIES                                 183             --             --             --             --
- --------------------------------------   -------------  -------------  -------------  -------------  -------------
STOCKHOLDER'S EQUITY (DEFICIT)                  1,575          7,036          5,739          4,906         (2,334)
- --------------------------------------   -------------  -------------  -------------  -------------  -------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

   FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000
   ---------------------------------------------------------------------------

NET SALES. Net sales decreased by $1,962,000 or 61%, from $3,207,000 in the year ended June 30, 2000 to $1,245,000 in the year ended June 30, 2001. The overall decrease is attributable to a continued reduction in sales of the main product line for the year ended June 30, 2001. The revenue mix for the year ended June 30, 2001 consisted of 34% DVG and other hardware and software products, and 66% Telephone and Internet services.

During the fiscal year, potential enterprise customers that the Company had pursued held back on major commitments. A commonly cited reason for a delay in purchasing VoIP hardware was concern for the immediate stability of the marketplace. However, a survey released in August 2001 of IT professionals from 132 small to medium organizations and 136 enterprise operations indicates that thus far, 13% of small businesses and 19% of enterprise operations have deployed some form of VoIP, and that 49% of small businesses and 55% or enterprises intend to implement VoIP within the year. The general consensus within the industry is that most small businesses and enterprises alike will move toward a converged data/voice network, but they will take a phased approach. Most organizations will deploy a solution over several years. We see this as promising for long term sales and deployment of our hardware and software solutions.

Franklin Telecom survived a very challenging time, both as a company and as part of the telecommunications industry. The Company plans to return to a growth mode in the near future, although this is subject to a number of unknown factors and contingencies. As a small company, Franklin believes itself to enjoy an advantage over some of the giants among its competitors who have experienced comparable difficulties over the last two years in that it usually requires less time and fewer resources to turn around a smaller, less cumbersome operation.

GROSS PROFIT (LOSS). Gross profit decreased as a percentage of net sales to a loss of (336)% for the year ended June 30, 2001, from a gross loss of (49)% of net sales for the corresponding period of 2000. The gross profit percentage decrease can be attributed to a combination of carrier termination costs exceeding revenues for telephone services and fixed manufacturing overhead costs assigned to a hardware sales base which contracted. A large portion of the gross loss is based on unresolved disputes with common carriers regarding invoicing for cancelled circuits. A favorable resolution could substantially improve the percentage of loss reported herein.

FNet is involved in a dispute with several telephone and satellite common carriers. One of these is PanAmSat, which was contracted to carry telephone traffic from our Bosnia NATO project. FNet claims that the service was a failure and was canceled after two months. PanAmSat claims that FNet owes it approximately $1 million for the remaining unpaid balance of the contract . FNet is vigorously contesting the claim.

Most of the current loss occurred in the first half of the fiscal year. Franklin has cut personnel and operations cost from $500,000 per month in February to an estimated $40,000 per month currently, thereby realizing a monthly savings of $460,000. In addition, from January 2001 forward, the Company's two top executives have drawn no cash salary. The difficulty in this extreme reduction in space and work force is maintaining the functionality of the Company. Remaining personnel have had to execute three job functions and cross train in others.

OPERATING EXPENSES. Operating expenses decreased by $2,864,000 or 30%, from $9,576,000 in the year ended June 30, 2000 to $6,712,000 in the year ended June 30, 2001. The decrease is attributable to decreased sales and marketing efforts, accounting charges and costs in cutting back the general and administrative infrastructure. This also includes a $1.2M inpairment of long lived fixed assets. The Company has also completed a consolidation of its physical plant, by closing the Arizona office and contracting the Westlake Village office thereby substantially reducing overhead.

OTHER INCOME (EXPENSE). Interest income decreased by $49,000 or 72% in the year ended June 30, 2001 to $27,000 from $68,000 in the year ended June 30, 2001, due to the reduction in cash and cash equivalents available for interest bearing investments. Interest expense increased by $194,000 or 178% in the year ended June 30, 2001 to $303,000 from $109,000 in the year ended June 30, 2000, due primarily to the recording of imputed interest on a prior period note from the Company's chairman. This is an non cash calculation required by Generally Accepted Accounting Principles. Other expense decreased from $56,000 in the year ended June 30, 2000 to $30,000 year ended June 30, 2001 due to various non operating items.

   FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999
   ---------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash and cash equivalents and net working capital deficit totaled $49,000 and $(2,672,000), respectively, as of June 30, 2001. The sources of cash were provided primarily by issuance of equity securities, and to a lesser extent, collections of sales revenues. The Company has relied on sales of new shares and the exercise of warrants and options to supplement the funding of operations for an extended period of time. The Company received $1,011,000, $10,589,000 and $2,485,000 in equity financing, for the years ended June 30, 1999, 2000, and 2001, respectively. Its subsidiary, FNet, received $110,000, $53,000 and $-0- in equity financing for the years ended June 30, 1999, 2000 and 2001, respectively.

Both Franklin Telecom and FNet have continued to experience losses. The Company has not currently been able to raise sufficient capital from sales of additional shares. Audit opinions on the Company's financial statements for the past two fiscal years have advised that the Company may not be able to continue as a going concern.

The Company is currently in a survival mode. As of December 31, 2001 it held $33,500 of cash or cash equivalents. Current monthly cash consumption is approximately $25,000. Sales from FTC and the FNet division are approximately $30,000 per month. Management is currently deferring salary or taking options in lieu of salary. Recent non-operating cash funding has been contributed by the Company's chairman in the form of convertible debt.

The Company believes that existing cash and cash equivalents and cash flow from operations will not be sufficient to meet the Company's presently anticipated working capital needs during the next twelve months and the foreseeable future. Although the Company continues the effort to raise cash through sales of existing inventory and anticipates future private placements of its securities, there is no assurance that this effort will be successful.

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

INTEREST RATE RISK. At June 30, 2001 and 2000, the Company's cash equivalents and short-term investments totalled approximately $49,000 and $1,275,000, respectively. Since the Company typically does not purchase fixed-income securities, its cash and cash equivalents are not subject to significant interest rate risk. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

Item 8.   Financial Statements and Supplementary Data

See Part IV, Item 14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None

Part III.
- ---------
Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

           NAME               AGE             POSITION
           ----               ---             --------
      Frank W. Peters         63    Chairman of the Board of Directors
      Martin S. Albert        70    Acting Chief Executive Officer & Director
      Gary S. Rogers          46    Director

Mr. Peters has been the Chairman of the Board of Directors since its organization in 1981 and served as its Chief Executive Officer until September 2000. Between 1975 and 1984 he was also President of Franklin Data Systems and Franklin Systems Corporation, predecessors to the Company. From 1973 to 1975, he was Vice President of Jacquard Systems Corporation, a computer hardware and word processing software development marketer. Between 1965 and 1973 he held various marketing and sales positions with IBM. He holds an BA degree in Physics from the State University of California at Los Angeles.

Mr. Albert has been a director since March 2001 and has been Acting Chief Executive Officer of the Company since December 1, 2001. Before joining Franklin Telecom, Mr. Albert was co-founder and Managing Partner of the AmerScan Group. He has held executive marketing and general management positions at CBS, Raytheon, Photo Circuits, Kollmorgen Corp., and Infotech before embarking on an entrepreneurial career in 1970. He has worked in the venture capital industry for nearly 15 years. Mr. Albert has also been a guest speaker at many universities and conferences including UCLA and the MIT Venture Forums and has been adjunct professor in entrepreneurship at California State University at Northridge and California Lutheran University. He holds an BA degree in Physics from the City College of New York.

Mr. Rogers has been a director since April 2001. He is currently serving as V.P. Operations for AML Communications, a manufacturer of Broadband RF/microwave for a high-speed digital world. His current responsibilities are Manufacturing, Planning and Purchasing for the wireless and custom products divisions. His previous assignment was as VP Operations at Neopoint Inc. a startup designer and manufacturer of Smart phones based on CDMA technology in San Diego. He had responsibility for establishing and maintaining, Planning and Procurement, Logistics, Customer Service, Facilitates, IS, and Product Test departments. From 1996 to 1998 Gary served as the V.P. Operations for Tandon Associates, a leading international manufacturer of components for hard disk drives. He was responsible for the factory completion and ramp up to volume production in the Far East manufacturing operations. Prior to this assignment (1993 to 1995) he was Director of Quality for Reveal Computer Products, a manufacturer/distributor of computer peripherals targeting mass merchandisers and OEM's. From 1990 to 1993 he was Director of Worldwide Quality Tandon Computer Corporation. Mr. Rogers has a BS degree in Business Administration, operations management from California State University Northridge.

Item 11.  Executive Compensation

The following table sets forth certain compensation paid or accrued by the Company during the years ended June 30, 1999, 2000 and 2001 to its Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Vice President of Marketing, Engineering and Chief Operating Officer of FNet. (the "Named Executive Officers").

                                                                                                        NUMBER OF
                                                                                                       SECURITIES
                                                             ANNUAL COMPENSATION                       UNDERLYING
                                                      ------------------------------     ALL OTHER       OPTIONS
           NAME AND PRINCIPAL POSITION                YEAR       SALARY        BONUS    COMPENSATION     GRANTED
           ---------------------------                ----       ------        -----    ------------     -------
Frank W. Peters, Chairman & CEO, FTC & FNet  (3)      1999    $ 350,000         -0-           -0-           -0-
   (January 1980 to Present)                          2000    $ 371,000 (1)     -0-           -0-           -0-
                                                      2001    $ 150,000 (2)     -0-           -0-           -0-

Philip Ericson, President and COO, FTC                1999       -0-            -0-           -0-           -0-
   (January to September 2000)                        2000    $ 100,962         -0-           -0-         400,000
                                                      2001    $ 150,000         -0-           -0-           -0-

Thomas Russell, Chief Financial Officer, FTC & FNet   1999    $ 137,016         -0-           -0-         600,000
  (January 1996 to May 2001)                          2000    $ 154,327         -0-           -0-           -0-
                                                      2001    $  60,000         -0-           -0-           -0-

Stephen Lee, Vice President Marketing, FTC            1999        --            --            --            --
    (January to September 2000)                       2000    $ 150,000         -0-           -0-           -0-
                                                      2001    $  75,000         -0-           -0-           -0-

Sean Quine, Vice President Engineering, FTC           1999    $ 140,000         -0-           -0-           -0-
   (October 1997 to February 2001)                    2000    $ 180,000         -0-           -0-           -0-
                                                      2001       22,000         -0-           -0-           -0-

John Saltwick, Vise President Engineering, FTC        1999    $ 110,000         -0-           -0-           -0-
     (April 1998 to May 2001)                         2000    $ 121,000         -0-           -0-           -0-
                                                      2001    $  15,000         -0-           -0-           -0-

Michael C. Peters, COO,  FNet                         1999    $ 127,000         -0-           -0-           -0-
     (January 1, 1994 to Present)                     2000    $ 148,432 (4)     -0-           -0-           -0-
     (COO of FNet Corp. efective May 2000)            2001    $ 189,000 (2)     -0-           -0-           -0-

- ---------------------
(1)      $96,667 of these amounts were deferred.
(2)      All of this was deferred.
(3) Frank Peters was succeeded by Mr. Robert Stewart as CEO on September 15, 2000. Then in January 2001, Mr. Stewart resigned and Mr. Frank Peters stepped in as acting CEO.
(4)      Of these amounts, $22,432 was deferred.

Except as disclosed above, no compensation characterized as long-term compensation, including or long-term incentive plan payouts, were paid by the Company during the years ended June 30, 1999, 2000 and 2001 to any of the Named Executive Officers.

Employment Arrangements. The Company's Chairman is employed pursuant to a six year Employment Agreement, effective January 1, 1998. The Employment Agreement provides for compensation at the rate of $27,000 per month, with annual increases of 6%. Beginning in June 2000, the Company's Chairman temporarily reduced his salary to $12,500 per month until certain goals are achieved by the Company. As of January 1, 2001 the Chairman ceased drawing any cash salary and has deferred his new salary of $150,000 per year without interest.

OPTION GRANTS DURING THE YEAR ENDED JUNE 30, 2001.

The following table sets forth certain information as of June 30, 2001 with respect to options held by the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.

                           SHARES                       NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                         ACQUIRED ON       VALUE              OPTIONS AT            IN-THE-MONEY OPTIONS AT
                          EXERCISE       REALIZED           JUNE 30, 2001               JUNE 30, 2001(1)
                          --------       --------           --------------              ----------------
    NAME                     (#)            ($)       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                             ---            ---       --------------------------   -------------------------
Frank W. Peters.......       N/A            -0-              1,550,000/ 0                   -0- / -0-
Philip Ericson........       N/A            -0-                -0- /-0-                     -0- / -0-
Thomas Russell........     295,858       $369,823               -0-/-0-                     -0- / -0-

- -----------------
(1) Assumes that a share of Common Stock was valued at $0.10 per share on June 30, 2001. Amounts reflected are based on this assumed price minus the exercise price and do not indicate that shares were sold.

REPORT OF THE COMPENSATION COMMITTEE. The Company's executive compensation program is designed to help attract, retain, and motivate the highly qualified personnel needed to manage the Company's business and affairs. To meet these goals, the Company has implemented a compensation program with the following components:

o base salaries that reflect the scope and responsibilities of the position, as well as the skills, knowledge, experience, abilities, and contributions of each individual executive.

o short-term incentives that are based on the financial performance of the Company.

o long-term incentives that balance the executive officer's short- and long-term perspectives and provide rewards consistent with shareholder returns.

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

Performance Graph

The following graph summarized cumulative total shareholder return data (assuming reinvestment of dividends) for the five-year period beginning June 30, 1996. The graph assumes that $100 was invested on June 30, 1996: (i) in the Common Stock of Franklin Telecommunications Corp, (ii) in the AMEX Composite Index (where the Company's Common Stock is traded), and (iii) a peer group comprised of Vodavi Technology, Inc. (VTEK) and VocalTec Communications Ltd.
(TOCL).

                          TOTAL RETURN TO STOCKHOLDERS
                      (assumes $100 investment on 6/30/96)

                            [Performance Graph Here]

============================================================================================================
TOTAL RETURN ANALYSIS      06/30/1996    06/30/1997   06/30/1998    06/30/1999    06/30/2000    06/30/2001
============================================================================================================
Franklin Telecom. (x)       $ 100.00      $ 197.14     $ 215.78      $ 221.04       $  78.94     $   6.74
- ------------------------------------------------------------------------------------------------------------
Peer Group        (+)       $ 100.00      $  67.14     $  82.42      $  88.35       $ 146.04     $  19.72
- ------------------------------------------------------------------------------------------------------------
AMEX Composite    (o)       $ 100.00      $ 107.94     $ 125.05      $ 138.34       $ 162.26     $ 159.12
- ------------------------------------------------------------------------------------------------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2001 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

                                                 SHARES BENEFICIALLY OWNED
                                               (INCLUDES EXERCISABLE OPTIONS)
                                               ------------------------------
        NAME AND ADDRESS                            NUMBER        PERCENT
        ----------------                            ------        -------
Frank W. Peters (1)..........................     11,048,835       22.0%
733 Lakefield Road
Westlake Village, CA 91361

Marty S. Albert
733 Lakefield Road
Westlake Village, CA 91361                         1,000,000         2

Gary S. Rogers
733 Lakefield Road
Westlake Village, CA 91361                         1,000,000         2

All directors and executive officers of
the Company as a group (3 persons)...........     13,048,835       26.0%

- ----------------
(1) Includes options to purchase 1,550,000 shares and rights to convert notes to 3,304,166 shares all which could be exercised in 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2000, the Company's Chief Financial Officer exercised options to purchase 400,000 shares of common stock at an exercise price of $.44 per share. The exercise was done on a net basis, so that the actual number of shares issued was 295,858.

In March 2001, the Company's Chairman loaned the Company $100,000 convertible to stock at $0.12 per share bearing interest at 6% due in one year.

In June 2001, the Company's Chairman loaned the Company $20,000 convertible to stock at $0.08 per share bearing interest at 6% due in one year.

In July 2001, the Company's Chairman loaned the Company $19,000 convertible to stock at $0.05 per share bearing interest at 6% due in one year.

In September 2001, the Company granted options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share, the fair value of the underlying shares, to each of two members of the board. The options were granted outside of the Company's stock option plans, vest 10% per month over the next 10 months, and expire three years from the date of grant.

In November 2001, the Company's Chairman loaned the Company $50,000 convertible to stock at $0.05 per share bearing interest at 6% due in one year.

In November 2001, the Company granted options to purchase 2,400,000 and 2,500,000 shares of common stock at an exercise price of $0.05 per share, the fair value of the underlying shares, to its chief executive officer/chairman and chief operating officer, respectively. These options were granted for payment of deferred salaries from January to October 2001 valued at $118,000 and $128,000, respectively. The options were granted outside of the Company's stock option plans and may be exercised any time after issuance and for a period of three years from the date of grant.

Part IV.
- --------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)        Exhibits
- ---        --------
           3.1 Restated Articles of Incorporation of Franklin Telecommunications Corp.(1)

           3.2        Bylaws of Franklin Telecommunications Corp.(2)

           10.1 Employment Agreement, dated March 1, 1993 between Franklin Telecommunications Corp. and Frank W. Peters. (1)

           23.1       Consent of Singer Lewak Greenbaum & Goldstein LLP

- ------------
(1) Incorporated by reference from Registrant's Registration Statement on Form S-1 (No. 333-24791), filed with the Commission on April 9, 1997.

(2) Incorporated by reference from Amendment No. 2 to Registrant's Registration Statement on Form S-3 (No. 333-35834), filed with the Commission on July 31, 2000.

(b)        Financial Statements
- ---        --------------------

(c)        Reports on From 8-K
- ---        -------------------
           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Franklin Telecommunications Corp.

                                               By: /s/   Frank W. Peters
                                                   -----------------------------
                                                   Frank W. Peters
                                                   Chairman of the Board

Dated: January 12, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                                Title                                 Date
          ---------                                -----                                 ----

(1) Principal Executive Officer

           /s/ Martin S. Albert           Acting Chief Executive Officer          January 22, 2002
           --------------------------
             Martin S. Albert

(2) Principal Financial and Accounting Officer

           /s/ FRANK W. PETERS            Acting Principle Accounting Officer
           --------------------------     and a Director                          January 22, 2002
             Frank W. Peters

(3) Directors

           /s/ FRANK W. PETERS            Chairman of the Board of Directors      January 22, 2002
           --------------------------
             Frank W. Peters

           /s/ Martin S. Albert            Director                               January 22, 2002
           --------------------------
             Martin S. Albert

           /s/   GARY S. ROGERS           Director                                January 22, 2002
           --------------------------
              Gary S. Rogers


EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
- -----------                      -----------

3.1           RESTATED ARTICLES OF INCORPORATION OF FRANKLIN TELECOMMUNICATIONS
              CORP.(1)

3.2           BYLAWS OF FRANKLIN TELECOMMUNICATIONS CORP.(2)

10.1 EMPLOYMENT AGREEMENT, DATED MARCH 1, 1993 BETWEEN FRANKLIN TELECOMMUNICATIONS CORP. AND FRANK W. PETERS.(1)

23.1          CONSENT OF SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

(1) INCORPORATED BY REFERENCE FROM REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1 (NO. 333-24791), FILED WITH THE COMMISSION ON APRIL 9, 1997.

(2) INCORPORATED BY REFERENCE FROM AMENDMENT NO. 2 TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-3 (NO. 333-35834), FILED WITH THE COMMISSION ON JULY 31, 2000.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                                   JUNE 30, 2001
================================================================================

                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                     F-3 - F-4

     Consolidated Statements of Operations                           F-5 - F-6

     Consolidated Statements of Shareholders' Equity (Deficit)       F-7 - F-8

     Consolidated Statements of Cash Flows                           F-9 - F-11

     Notes to Consolidated Financial Statements                     F-12 - F-47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Franklin Telecommunications Corp.

We have audited the accompanying consolidated balance sheets of Franklin Telecommunications Corp. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ending June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Telecommunications Corp. and subsidiaries as of June 30, 2001 and 2000, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, during the year ended June 30, 2001, the Company incurred a net loss of $10,820,000 and it had negative cash flows from operations of $3,748,000. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 30, 2001


                                                         FRANKLIN TELECOMMUNICATIONS CORP.
                                                                          AND SUBSIDIARIES
                                                               CONSOLIDATED BALANCE SHEETS
                                                                                  JUNE 30,

==========================================================================================

                                     ASSETS

                                                                      2001         2000
                                                                  -----------  -----------
CURRENT ASSETS
     Cash and cash equivalents                                    $   49,000   $1,275,000
     Accounts receivable, less allowance for doubtful accounts
         of $122,000 and $50,000                                      21,000      136,000
     Other receivables                                                 1,000        8,000
     Note receivable - related party                                      --       64,000
     Inventories, less allowance for obsolescence of $2,377,000
         and $134,000                                                325,000    2,698,000
     Prepaid expenses                                                 15,000       80,000
                                                                  -----------  -----------

              Total current assets                                   411,000    4,261,000

PROPERTY AND EQUIPMENT, net                                          589,000    2,158,000
LICENSES                                                             391,000      695,000
OTHER ASSETS                                                          44,000       43,000
                                                                  -----------  -----------

                      TOTAL ASSETS                                $1,435,000   $7,157,000
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


                                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                                AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEETS
                                                                                        JUNE 30,

================================================================================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                       2001            2000
                                                                   -------------   -------------
CURRENT LIABILITIES
     Convertible promissory notes payable (majority due
         to a related party)                                       $    122,000    $         --
     Current portion of capital lease obligations                        28,000          34,000
     Accounts payable                                                 1,554,000         407,000
     Accrued liabilities                                              1,379,000       1,028,000
                                                                   -------------   -------------

              Total current liabilities                               3,083,000       1,469,000

NOTE PAYABLE - RELATED PARTY                                            686,000         762,000
CAPITAL LEASE OBLIGATIONS, net of current portion                            --          20,000
                                                                   -------------   -------------

                  Total liabilities                                   3,769,000       2,251,000
                                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
     Series C convertible preferred stock, no par value
         10,000,000 shares authorized
         0 and 0 shares issued and outstanding                               --              --
     Common stock, no par value
         90,000,000 shares authorized
         42,617,241 and 34,247,013 shares issued
              and outstanding                                        35,850,000      32,270,000
     Common stock committed, no par value
         74,716 and 74,716 shares committed but
              not yet issued                                             82,000          82,000
     Accumulated deficit                                            (38,266,000)    (27,446,000)
                                                                   -------------   -------------

                  Total shareholders' equity (deficit)               (2,334,000)      4,906,000
                                                                   -------------   -------------

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                           (DEFICIT)                               $  1,435,000    $  7,157,000
                                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                           F-4

                                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                                AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    FOR THE YEARS ENDED JUNE 30,

================================================================================================

                                                        2001           2000             1999
                                                   -------------   -------------   -------------
SALES
   Product                                         $    421,000    $  1,109,000    $  8,767,000
   Telephone and Internet services                      824,000       2,098,000       1,864,000
                                                   -------------   -------------   -------------

     Total sales                                      1,245,000       3,207,000      10,631,000
                                                   -------------   -------------   -------------

COST OF SALES
   Product                                            2,772,000       1,115,000       4,475,000
   Telephone and Internet services                    2,659,000       3,660,000       1,166,000
                                                   -------------   -------------   -------------

     Total cost of sales                              5,431,000       4,775,000       5,641,000
                                                   -------------   -------------   -------------

GROSS PROFIT (LOSS)                                  (4,186,000)     (1,568,000)      4,990,000
                                                   -------------   -------------   -------------

OPERATING EXPENSES
   Research and development expenses                  1,152,000       1,834,000       1,870,000
   Selling, general, and administrative expenses      4,351,000       7,518,000       5,602,000
   Impairment of long-lived assets                    1,209,000         224,000              --
                                                   -------------   -------------   -------------

     Total operating expenses                         6,712,000       9,576,000       7,472,000
                                                   -------------   -------------   -------------

LOSS FROM OPERATIONS                                (10,898,000)    (11,144,000)     (2,482,000)
                                                   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
   Interest income                                       19,000          68,000         148,000
   Other income                                           8,000              --              --
   Interest expense                                    (303,000)       (109,000)        (27,000)
   Other expense                                        (30,000)        (56,000)        (43,000)
   Abandonment of property and equipment                     --        (367,000)             --
                                                   -------------   -------------   -------------

     Total other income (expense)                      (306,000)       (464,000)         78,000
                                                   -------------   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND
   EXTRAORDINARY ITEM                               (11,204,000)    (11,608,000)     (2,404,000)

PROVISION FOR INCOME TAXES                                3,000           3,000           7,000
                                                   -------------   -------------   -------------

   The accompanying notes are an integral part of these financial statements.


                                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                                AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    FOR THE YEARS ENDED JUNE 30,

================================================================================================

                                                       2001            2000             1999
                                                   -------------   -------------   -------------
LOSS BEFORE EXTRAORDINARY ITEM                     $(11,207,000)   $(11,611,000)   $ (2,411,000)

EXTRAORDINARY ITEM
   Gain on extinguishment of debt, net of
     taxes of $0, $0, and $0                            387,000          60,000          (2,000)
                                                   -------------   -------------   -------------

NET LOSS                                           $(10,820,000)   $(11,551,000)   $ (2,413,000)
                                                   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO
   COMMON SHAREHOLDERS
     Loss before extraordinary gain (loss)         $      (0.28)   $      (0.39)   $      (0.11)
     Extraordinary gain (loss)                             0.01              --              --
                                                   -------------   -------------   -------------

       NET LOSS PER COMMON SHARE                   $      (0.27)   $      (0.39)   $      (0.11)
                                                   =============   =============   =============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                       40,113,816      29,797,493      22,596,694
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


                                                                 FRANKLIN TELECOMMUNICATIONS CORP.
                                                                                  AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                      FOR THE YEARS ENDED JUNE 30,

==================================================================================================

                                               Preferred Stock                   Common Stock
                                             --------------------           ----------------------
                                             Shares        Amount           Shares          Amount
                                             ------        ------           ------          ------
BALANCE, JUNE 30, 1998                         548     $  4,856,000       18,344,178     $ 15,571,000
COMMON STOCK ISSUED FOR
     Cash                                                                    444,725          474,000
     Notes receivable                                                        807,536
     Conversion of preferred stock            (548)      (4,856,000)       5,543,468        4,856,000
     Issuance of committed shares                                             67,336           85,000
     Services rendered                                                       121,356           64,000
     Stock options/warrants                                                  468,127          468,000
COMMON STOCK OF SUBSIDIARY
     ISSUED FOR
         Cash                                                                                  60,000
         Stock options                                                                         50,000
NET LOSS
                                              ----     ------------       ----------     ------------

BALANCE, JUNE 30, 1999                          --               --       25,796,726       21,628,000
SHARES OF COMMON STOCK
     COMMITTED FOR ACCRUED
     COMPENSATION
EXPIRATION OF COMMITTED
     SHARES
COMMON STOCK ISSUED FOR
     Cash                                                                  6,955,957        8,056,000
     Services rendered                                                        21,694           48,000
     Stock options/warrants                                                  261,603          179,000
     Cashless exercise of
       options                                                             1,211,033          717,000

                                              Common Stock Committed
                                              ----------------------       Accumulated
                                                Shares       Amount          Deficit            Total
                                                ------       ------          -------            -----
BALANCE, JUNE 30, 1998                           77,336    $     91,000    $(13,482,000)    $  7,036,000
COMMON STOCK ISSUED FOR
     Cash                                                                                        474,000
     Notes receivable
     Conversion of preferred stock                                                                    --
     Issuance of committed shares               (67,336)        (85,000)                              --
     Services rendered                                                                            64,000
     Stock options/warrants                                                                      468,000
COMMON STOCK OF SUBSIDIARY
     ISSUED FOR
         Cash                                                                                     60,000
         Stock options                                                                            50,000
NET LOSS                                                                     (2,413,000)      (2,413,000)
                                                -------    ------------    ------------     ------------

BALANCE, JUNE 30, 1999                           10,000           6,000     (15,895,000)       5,739,000
SHARES OF COMMON STOCK
     COMMITTED FOR ACCRUED
     COMPENSATION                                74,716          82,000                           82,000
EXPIRATION OF COMMITTED
     SHARES                                     (10,000)         (6,000)                          (6,000)
COMMON STOCK ISSUED FOR
     Cash                                                                                      8,056,000
     Services rendered                                                                            48,000
     Stock options/warrants                                                                      179,000
     Cashless exercise of
       options                                                                                   717,000

   The accompanying notes are an integral part of these financial statements.

                                                                 FRANKLIN TELECOMMUNICATIONS CORP.
                                                                                  AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                      FOR THE YEARS ENDED JUNE 30,

==================================================================================================

                                               Preferred Stock                   Common Stock
                                             --------------------           ----------------------
                                             Shares        Amount           Shares          Amount
                                             ------        ------           ------          ------
WARRANTS ISSUED FOR
   services rendered                                   $                                 $     60,000
   private placement                                                                        2,039,000
   financing costs                                                                            110,000
   Offering costs                                                                            (620,000)
COMMON STOCK OF SUBSIDIARY
  ISSUED FOR CASH                                                                              53,000
NET LOSS
                                              ----     ------------       ----------     ------------

BALANCE, JUNE 30, 2000                           -               -        34,247,013       32,270,000
COMMON STOCK ISSUED FOR
   Cash                                                                    5,105,711        2,029,000
   Services rendered                                                         477,324          318,000
   Stock options/warrants                                                     10,000            4,000
   Cashless exercise of
     options                                                                 295,858                -
   Cashless exercise of
     protective warrants                                                   1,977,797                -
   Late registration filing                                                  503,538          430,000
   Offering costs                                                                             (13,000)
WARRANTS ISSUED FOR
   PRIVATE PLACEMENT                                                                          478,000
IMPUTED INTEREST ON RELATED
   PARTY NOTE PAYABLE                                                                         344,000
COMMON STOCK OF
   SUBSIDIARY EXCHANGED FOR
   COMMON STOCK OF PARENT                                                                     (10,000)
NET LOSS
                                              ----     ------------       ----------     ------------

BALANCE, JUNE 30, 2001                           -     $          -       42,617,241     $ 35,850,000

                                              Common Stock Committed
                                              ----------------------       Accumulated
                                                Shares       Amount          Deficit            Total
                                                ------       ------          -------            -----
WARRANTS ISSUED FOR
   services rendered                                       $               $                $     60,000
   private placement                                                                           2,039,000
   financing costs                                                                               110,000
   Offering costs                                                                               (620,000)
COMMON STOCK OF SUBSIDIARY
  ISSUED FOR CASH                                                                                 53,000
NET LOSS                                                                    (11,551,000)     (11,551,000)
                                                -------    ------------    ------------     ------------

BALANCE, JUNE 30, 2000                           74,716          82,000     (27,446,000)       4,906,000
COMMON STOCK ISSUED FOR
   Cash                                                                                        2,029,000
   Services rendered                                                                             318,000
   Stock options/warrants                                                                          4,000
   Cashless exercise of
     options                                                                                           -
   Cashless exercise of
     protective warrants                                                                               -
   Late registration filing                                                                      430,000
   Offering costs                                                                                (13,000)
WARRANTS ISSUED FOR
   PRIVATE PLACEMENT                                                                             478,000
IMPUTED INTEREST ON RELATED
   PARTY NOTE PAYABLE                                                                            344,000
COMMON STOCK OF
   SUBSIDIARY EXCHANGED FOR
   COMMON STOCK OF PARENT                                                                         10,000
NET LOSS                                                                    (10,820,000)     (10,820,000)
                                                -------    ------------    ------------     ------------

BALANCE, JUNE 30, 2001                           74,716    $     82,000    $(38,266,000)    $ (2,334,000)

   The accompanying notes are an integral part of these financial statements.

                                                                     FRANKLIN TELECOMMUNICATIONS CORP.
                                                                                      AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          FOR THE YEARS ENDED JUNE 30,

======================================================================================================

                                                              2001           2000             1999
                                                         -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(10,820,000)   $(11,551,000)   $ (2,413,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                          699,000         642,000         434,000
       Stock issued for late filing of registration
         statement                                            430,000               -               -
       Stock issued for services rendered                     256,000          48,000          50,000
       Warrants issued for services rendered                        -          60,000               -
       Cashless exercise of stock options and warrants              -         717,000               -
       Warrants issued for financing costs                          -         110,000               -
       Loss on abandonment of property and
         equipment                                                  -         367,000               -
       Extraordinary gain on disposal of property
         and equipment                                         (9,000)              -               -
       Impairment of long-lived assets                      1,209,000         224,000               -
       Gain on write-off of debt                             (387,000)        (60,000)              -
       Provision for doubtful accounts                         72,000         (56,000)         98,000
       Write-off of accounts receivable                             -       1,411,000               -
       Imputed interest on related party note
         payable                                              267,000               -               -
       Reserve for inventory obsolescence                   2,243,000               -               -
   (Increase) decrease in
     Accounts receivable                                       43,000         251,000      (2,617,000)
     Other receivables                                          7,000          65,000          25,000
     Inventories                                              130,000        (156,000)     (1,003,000)
     Prepaid expenses                                          65,000           1,000         (26,000)
     Other assets                                                   -         (10,000)              -
   Increase (decrease) in
     Accounts payable                                       1,534,000        (620,000)        854,000
     Accrued liabilities                                      513,000        (743,000)        747,000
                                                         -------------   -------------   -------------

Net cash used in operating activities                      (3,748,000)     (9,300,000)     (3,851,000)
                                                         -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                        (63,000)       (720,000)     (1,275,000)
   Proceeds from notes receivable                                   -               -         207,000
   Other assets                                                     -         (49,000)       (260,000)
   Other liabilities                                                -               -               -
                                                         -------------   -------------   -------------

Net cash used in investing activities                         (63,000)       (769,000)     (1,328,000)
                                                         -------------   -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                                      F-9

                                                              FRANKLIN TELECOMMUNICATIONS CORP.
                                                                               AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   FOR THE YEARS ENDED JUNE 30,

===============================================================================================

                                                         2001          2000           1999
                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible notes payable           $   122,000    $ 2,500,000   $          -
   Payments on convertible notes payable                       -     (2,500,000)             -
   Proceeds from sale of common stock and warrants     2,485,000      9,475,000      1,011,000
   Proceeds from sale of minority stock in
     consolidated subsidiary                                   -         53,000         55,000
   Proceeds from exercise of options                       4,000        179,000              -
   Payments on capital lease obligation                  (26,000)             -              -
                                                     ------------   ------------   ------------

Net cash provided by financing activities              2,585,000      9,707,000      1,066,000
                                                     ------------   ------------   ------------

Net decrease in cash and cash equivalents             (1,226,000)      (362,000)    (4,113,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           1,275,000      1,637,000      5,750,000
                                                     ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR               $    49,000    $ 1,275,000    $ 1,637,000
                                                     ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INCOME TAXES PAID                                 $         -    $         -    $         -
                                                     ============   ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended June 30, 2001, the Company completed the following:

o Discounted non-interest-bearing related party notes payable in the amount of $76,000, using a discount rate of 10%.

o Issued stock for services rendered during the year ended June 30, 2000. Said services were valued at $62,000.

During the year ended June 30, 2000, the Company completed the following:

o Repossessed equipment from a customer who was in arrears on payment for said equipment at a cost of $868,000.

o Equipment with a net book value of $150,000 was transferred to the Company in exchange for payment of a long-term note receivable.

   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED JUNE 30,

================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

o Committed to issue 74,716 shares of common stock valued at $82,000 as payment for accrued compensation to an employee.

o Issued 275,625 warrants to purchase common stock for services valued at $60,000.

o    Purchased equipment under a capital lease in the amount of $54,000.

During the year ended June 30, 1999, the Company completed the following:

o Equipment valued at $500,000 that was prepaid at June 30, 1998 was delivered to the Company.

o 5,543,468 shares of common stock were issued upon the conversion of 548 shares of its Series C preferred stock.

o Equipment with a net book value of $16,000 and the trade name "Malibu Internet Services" were sold to an individual in exchange for a note receivable of $55,000.

o The current portion of a note payable to a related party for $228,000 plus accrued interest of $130,000 was converted into a long-term note payable to the same related party.

   The accompanying notes are an integral part of these financial statements.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 1 - BUSINESS AND ORGANIZATION

         Franklin Telecommunications Corp. ("Franklin") and its subsidiaries (collectively, the "Company") design, build, and sell Internet Telephony equipment, also called Voice Over Internet Protocol equipment ("VOIP"), and other high speed communications products and subsystems. The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to end users. In addition, through its majority owned subsidiary, FNet Corp. ("FNet"), the Company provides traditional switched network and Internet Protocol telephony services and Internet access to businesses and individuals. The Company's customers are located primarily in the United States, Canada, South America, Asia, and parts of Europe in a wide range of industries including financial services, government, telephone services, and manufacturing.

         The Company offers a suite of Internet Telephony solutions that enable business communications over the Internet. From the small office home office ("SOHO") to the branch office and headquarters operations of medium to large scale corporate America, the Company offers a cost-effective call handling solution. From the enterprise to the carrier market, the Company can deal with "convergence," managing the connectivity and integration of voice, data, and fax. Wherever possible, the Company offers a turnkey solution that can be "owned" by its customers. When equipment sales are not in the best interest of a particular customer's business communications solution, the Company plans to provide that solution as a "service" that can be leased. The Company is a leading edge supplier of Internet Telephony solutions as a result of its flexibility in providing business communication solutions as equipment or services on a global basis. The Company's products and services enable connectivity and e-commerce.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 2 - GOING CONCERN MATTERS

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $9,948,000 during the year ended June 30, 2001 and it had negative cash flows from operations of $3,748,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements include the accounts of Franklin and its wholly owned or majority owned subsidiaries, FNet Corp., FNet/Curacao, FNet-Bosnia, IDM, Internet Passport, Lan Performance, TCI, and FTC 800. All inter-company balances and transactions have been eliminated.

         Revenue Recognition
         -------------------
         Revenues from product sales are recognized upon shipment of the product to customers. The Company does not allow the right of return on product sales. Revenue from telephone and Internet services are recognized over the period services are provided and consist primarily of fees charged for the Company's billable network and Internet access services.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Comprehensive Income
         --------------------
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Inventories
         -----------
         Inventories are stated at the lower of cost or market (estimated net realizable value). Cost is determined using the average cost method, which approximates the first-in, first-out ("FIFO") method. Net realizable value is based on forecasts for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

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

         Licenses
         --------
         Licenses are stated at cost and are amortized using the straight-line method over the license periods of five years.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Impairment of Long-Lived Assets
         -------------------------------
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

         Warranties
         ----------
         The Company provides limited warranties of one year from the date of purchase of its products. A minimal accrual has been made for warranty liabilities because they are not expected to be significant.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for note receivable - related party, convertible promissory notes payable, note payable - related party, and capital lease obligations also approximate fair value because current interest rates and terms offered by and to the Company for similar notes and lease agreements are substantially the same.

         Minority Interest
         -----------------
         Minority interest represents the minority shareholders' proportionate share of the equity of FNet.

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

         During the year ended June 30, 2000, FNet sold approximately 26,250 shares of its stock to outside investors at $2 per share. The shares sold to investors were issued under a private offering circular pursuant to the exemption from registration under the Securities Act of 1933 provided in Rule 505 of Regulation D. After the issuance of these shares, Franklin's ownership percentage remained at 71% as of June 30, 2001 and 2000.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Minority Interest (Continued)
         -----------------
         FNet, on a stand-alone basis, had a shareholders' deficit. As a result, Franklin's investment in FNet had a negative carrying value. The increase in capitalization of FNet resulting from the sale of shares of common stock to outside investors benefited Franklin in that it reduced the negative carrying value of Franklin's investment in FNet. Accordingly, Franklin has accounted for the change in its proportionate share of FNet's equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements.

         The accompanying consolidated balance sheets do not reflect a minority interest liability as of June 30, 2001 and 2000 as FNet, on a stand-alone basis, had a shareholders' deficit as of such dates. The accompanying consolidated statements of operations for the years ended June 30, 2001, 2000, and 1999 do not reflect the minority interest's share of FNet's losses for said years as the related accrual would result in the Company's recordation of a minority interest receivable.

         Stock Options and Warrants
         --------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

         Advertising Costs
         -----------------
         Advertising costs are expensed as incurred. Advertising expense was $83,000, $393,000, and $204,000 for the years ended June 30, 2001,
         2000, and 1999 respectively.

         Research and Development Costs
         ------------------------------
         Research and development costs are expensed as incurred.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes
         ------------
         The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                                                      2001               2000
                                                                                ---------------    ----------------
                  Options outstanding inside the Company's stock
                      option plans                                                    1,531,000           2,350,250
                  Options outstanding outside the Company's stock
                      option plans                                                    1,441,451           2,277,500
                  Convertible notes payable                                           1,104,033                   -
                  Warrants issued in conjunction with convertible
                      notes payable                                                   1,000,000           1,000,000
                  Warrants issued in conjunction with various
                      private placements                                              8,856,888           3,751,177
                  Warrants issued as offering costs for convertible
                      notes payable                                                     100,000             100,000
                  Warrants issued for services rendered                                 420,000             420,000
                  FNet warrants issued in conjunction with various
                      private placements                                                 30,000              30,000
                  FNet warrants issued in conjunction with Series C
                      preferred stock                                                   668,104             668,104

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Concentrations of Credit Risk
         -----------------------------
         The Company sells its products throughout the United States, Canada, Australia, and parts of Europe and South America and extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

         For the years ended June 30, 2001 and 2000, no customers accounted for more than 5% of the Company's product sales. One customer accounted for 76% of the Company's product sales for the year ended June 30, 1999.

         Export sales, primarily to Canada, Australia, Europe, and South America, represented 0%, 2%, and 9% of net sales for the years ended June 30, 2001, 2000, and 1999, respectively.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------
         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 4 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. Excess cash is invested in money market accounts, certificates of deposit, and United States Government agency notes. As of June 30, 2001 and 2000, the uninsured portions of these balances held at the banks aggregated to $0 and $1,116,000, respectively.

         Income from these investments consists entirely of interest income in the amount of $19,000, $68,000, and $148,000 for the years ended June 30, 2001, 2000, and 1999, respectively. The aggregate carrying amount of cash and short-term investments by major types at June 30 was as follows:
                                                      2001             2000
                                                 --------------   --------------

                  Cash                           $      41,000    $     519,000
                  Money market accounts                  8,000          756,000
                                                 --------------   --------------

                      TOTAL                      $      49,000    $   1,275,000
                                                 ==============   ==============

NOTE 5 - INVENTORIES

         Inventories at June 30 consisted of the following:
                                                      2001             2000
                                                 --------------   --------------

                  Raw materials                  $   1,360,000    $   1,314,000
                  Work in process                      201,000          222,000
                  Finished goods                     1,141,000        1,296,000
                  Reserve for obsolescence          (2,377,000)        (134,000)
                                                 --------------   --------------

                      TOTAL                      $     325,000    $   2,698,000
                                                 ==============   ==============

         During the year ended June 30, 2001, the Company did not realize sufficient sales from Internet telephony equipment to support it capital structure. Therefore, management revised its forecasts and projections for the Company. These revised sales forecasts indicated that future expected cash flows from sales of Internet telephony equipment were less than the carrying value of their inventories. The carrying value of the Company's inventories was $2,702,000, but based on recent comparable sales of other telephony equipment, management determined the fair value of inventories to be approximately $325,000. As a result, the Company recorded an additional reserve for obsolescence of $2,243,000.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30 consisted of the following:
                                                     2001              2000
                                                 --------------   --------------

             Computers and software              $   1,230,000    $   1,607,000
             Machinery and equipment                   882,000        1,562,000
             Furniture and fixtures                    223,000          280,000
                                                 --------------   --------------

                                                     2,335,000        3,449,000
             Less accumulated depreciation           1,746,000        1,291,000
                                                 --------------   --------------

                 TOTAL                           $     589,000    $   2,158,000
                                                 ==============   ==============

         During the year ended June 30, 2001, the Company did not realize sufficient sales from Internet telephony equipment and services to support its capital structure. Therefore, management revised its forecasts and projections for Franklin and FNet. These revised sales forecasts indicated that future expected cash flows from these business units were less than the carrying value of their long-lived assets. The carrying value of the Company's long-lived assets was $2,125,000, but based on recent comparable sales of other telephony equipment, management determined the fair value of the long-lived assets to be approximately $980,000. As a result, the Company recognized an impairment charge of $1,145,000. The charge included $104,000 for licenses and $1,041,000 of tenant improvements, property and equipment, software and supporting technologies, and infrastructure, which are included in the consolidated statement of operations for the year ended June 30, 2001. Of this impairment charge, $365,000 is related to Franklin, and the remaining $780,000 is related to FNet.

         During the year ended June 30, 2000, the Company was unable to take possession of certain property and equipment and therefore recognized an expense of $367,000 for the abandonment of these assets.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 7 - NOTE RECEIVABLE - RELATED PARTY

         Note receivable - related party at June 30 consisted of the following:

                                                                          2001             2000
                                                                     --------------   --------------
            Note receivable from a former director, bearing
              interest at 6% per annum, secured by certain
              shares of Franklin's common stock, and was
              due in July 2000, but was mutually extended
              for one year.                                          $           -    $      64,000
            Less current portion                                                 -           64,000
                                                                     --------------   --------------

                     LONG-TERM PORTION                               $           -    $           -
                                                                     ==============   ==============

         During the year ended June 30, 2001, the Company determined that the note receivable from its director was uncollectible and wrote off the entire balance. The Company recorded a loss on impairment on the note receivable of $64,000.

NOTE 8 - ACCRUED LIABILITIES

         Accrued liabilities at June 30 consisted of the following:
                                                                         2001              2000
                                                                     --------------   --------------

                  Salaries and related expenses                      $     249,000    $     372,000
                  Salaries and related expenses due to officers            776,000          318,000
                  Accrued legal settlement (Note 12)                       165,000                -
                  Other accrued liabilities                                189,000          338,000
                                                                     --------------   --------------

                      TOTAL                                          $   1,379,000    $   1,028,000
                                                                     ==============   ==============

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 9 - CONVERTIBLE NOTES PAYABLE

         Convertible notes payable at June 30 consisted of the following:

                                                                          2001            2000
                                                                     --------------   --------------
                  6% convertible promissory note, due March 20,
                      2002                                           $     100,000    $           -
                  6% convertible promissory note, due May 29,
                      2002                                                   2,000                -
                  6% convertible promissory note, due June 28,
                      2002                                                  20,000                -
                                                                     --------------   --------------

                                                                           122,000                -
                  Less current portion                                     122,000                -
                                                                     --------------   --------------

                           LONG-TERM PORTION                         $           -    $           -
                                                                     ==============   ==============

         On March 20, 2001 and June 28, 2001, the Company issued convertible promissory notes to its chief executive officer/chairman in the amounts of $100,000 and $20,000, respectively. The notes are convertible upon issuance at the option of the holder into the Company's common stock at a conversion price equal to the fair value of the Company's common stock on the date of issuance, or $0.12 and $0.08, respectively. The notes incur interest at 6% per annum, the interest is payable annually, and the notes mature one year from the date of issuance. None of the notes were converted into common stock during the year ended June 30, 2001. No expense was recorded in connection with the issuance of the convertible notes since the conversion price was equal to the fair value of the Company's common stock at the date of issuance.

         On May 29, 2001, the Company issued a convertible promissory note to an investor in the amount of $2,000. The note is convertible upon issuance at the option of the holder into the Company's common stock at a conversion price equal to the fair value of the Company's common stock on the date of issuance, or $0.10. The note incurs interest at 6% per annum, the interest is payable annually, and the note matures one year from the date of issuance. The note was not converted into common stock during the year ended June 30, 2001. No expense was recorded in connection with the issuance of the convertible note since the conversion price was equal to the fair value of the Company's common stock at the date of issuance.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 10 - NOTE PAYABLE - RELATED PARTY

         The $762,000 due to the Company's chief executive officer/chairman represents three separate notes that were consolidated into one non-interest-bearing promissory note on December 31, 1998. The promissory note contains a set repayment plan with payments through June 30, 2000. If the Company violates the plan, the note is due on demand. As of June 30, 2000, the Company had violated the plan, but the Company's chief executive officer/chairman has signed a waiver, deferring all payments due until the earlier of July 1, 2002 or upon an acquisition of the Company. As of June 30, 2001, no acquisition offers had been made.

         In accordance with generally accepted accounting principles, all non-interest-bearing notes must be discounted using the Company's average borrowing rate. This discount is amortized on a straight-line basis over the term of the note. As of June 30, 2001 the discount on the related party note payable was $76,000, using a discount rate of 10%.

NOTE 11 - NOTE PAYABLE

         During the year ended June 30, 2000, the conversion feature of certain notes payable to former vendors expired. The Company wrote off the notes payable and recognized an extraordinary gain on the extinguishment of debt in the amount of $60,000, which represents $24,000 in principal and $36,000 in accrued interest.

         In December 1999, the Company issued five convertible notes payable for $500,000 each and 1,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.65 per share to an investment company. The notes bore interest at 10% per annum, were unsecured, required quarterly interest payments on the unconverted balance, and were scheduled to mature on December 3, 2002. The notes were repaid in May 2000. The notes were convertible into shares of the Company's common stock if the Company elected not to pay the aggregate principal amount outstanding and accrued interest by May 3, 2000.

         The warrants vest upon issuance and expire three years from the date of the private placement. At June 30, 2001, none of the warrants had been exercised.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         Operating Leases and Capital Lease Obligations
         ----------------------------------------------
         The Company leases its production, warehouse, and administrative facilities under various non-cancelable operating leases that expire through March 2003. In addition to the minimum annual rental commitments, the leases provide for periodic cost of living increases in the base rent and payment by the Company of common area costs. All leases have various renewal features. Rent expense related to the operating leases was $222,000, $218,000, and $170,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

         The Company leased two condominiums from a related party on a month-to-month basis for business travel and employee relocation. Rent expense related to these operating leases was $19,000, $53,100, and $49,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

         The Company also leases certain telephone equipment under a capital lease. The lease has an initial term of two years and requires fixed monthly payments.

         Future minimum lease payments under capital and operating leases at June 30, 2001 were as follows:

                   Year Ending                     Operating          Capital
                     June 30                         Lease             Lease
                  --------------                 --------------   --------------

                      2002                       $     122,000    $      32,000
                      2003                              85,000               -
                                                 --------------   --------------

                                                 $     207,000           32,000
                                                 ==============
                  Less amount representing interest                       4,000
                                                                  --------------

                                                                         28,000
                  Less current portion                                   28,000
                                                                  --------------

                           LONG TERM PORTION                      $           -
                                                                  ==============

         Leased capital assets as of June 30 consisted of the following:

                                                      2001             2000
                                                 --------------   --------------

            Telephone equipment                  $      60,000    $      60,000
            Less accumulated depreciation               17,000            5,000
                                                 --------------   --------------

                TOTAL                            $      43,000    $      55,000
                                                 ==============   ==============

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Operating Leases and Capital Lease Obligations (Continued)
         ----------------------------------------------
         For the years ended June 30, 2001, 2000, and 1999, depreciation expense related to capital leases amounted to $12,000, $5,000, and $0, respectively.

         Litigation
         ----------
         During June 2000, two shareholders who acquired their shares in a private placement in March 2000 filed a lawsuit against Franklin and two of the Company's officers/directors. The lawsuit sought to postpone the June 28, 2000 annual shareholders meeting, based upon alleged deficiencies in the proxy materials pertaining to the meeting. At a court hearing held on June 28, 2000, the court declined to enjoin the meeting as requested by the plaintiffs.

         Thereafter, the plaintiffs amended the lawsuit several times and ultimately added new claims pertaining to the private placement and alleging securities law violations. During October 2000, the lawsuit was abandoned by the plaintiffs, and both parties mutually agreed to dismiss the suit without financial restitution.

         During April 2000, Nexbell, a long distance service provider, filed suit against FNet, alleging that FNet defaulted under the terms and conditions of FNet's service agreement when FNet failed to pay for services rendered valued at $165,000. FNet has engaged in ongoing settlement discussions in order to end the expense of the litigation and believes that a settlement in the amount of $165,000 is probable. As such, the Company has recorded an accrual for $165,000 as of June 30, 2001 (see Note 18).

         In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

         Software License Agreements
         ---------------------------
         During November 1997, the Company entered into a contract for software development and a worldwide license agreement with a software development company. The license agreement provides for a three-year term and may be extended on a year-to-year basis thereafter. In addition to the fixed fee of $426,000, there is a royalty of $0.75 per port for each personal computer board sold containing the licensed software. Amounts paid under the license agreement totaled $0, $4,500, and $103,000 during the years ended June 30, 2001, 2000, and 1999 respectively.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Software License Agreements (Continued)
         ---------------------------
         During March 1998, the Company entered into a five-year, worldwide license agreement with a company to use certain software of this company to create software for sale to third parties. The Company must pay a license fee of $35,000, a royalty of $10 per port, and a one-time, active maintenance and support services fee of $10,000. Amounts paid under this license agreement totaled $0, $0, $0 during the years ended June 30, 2001, 2000, and 1999, respectively. During the year ended June 30, 2000, the Company recognized an impairment of the license of $28,000, which represented the unamortized purchase price of the license.

         During May 1999, the Company entered into a license agreement with TEK DigiTel ("TEK") in which TEK granted the Company a license to manufacture and sell certain hardware and software which were developed by TEK. In addition to the fixed fee of $250,000, there is a royalty of $35 per unit for each product sold containing the licensed software and hardware. Amounts paid under this license agreement totaled $0, $0, and $150,000 during the years ended June 30, 2001, 2000, and 1999, respectively. During the year ended June 30, 2001, the Company recognized an impairment of the license of $104,000, which represents the unamortized purchase price of the license.

         Private Placement Exemptions
         ----------------------------
         The Company and FNet's private placements of securities have been issued in transactions intended to be exempt from registration under the Securities Act of 1933 pursuant to the provisions of Regulation D promulgated thereunder. These rules include factors pursuant to which one or more private placement transactions may be integrated as part of other offerings and include rules that limit the dollar amount that can be raised and the number of non-accredited investors that can participate

         In the event any of the Company's private placement transactions, including private placement transactions undertaken by the Company since the transactions referred to above, were deemed to be integrated, it is possible that the exemption from the registration requirements of the Securities Act of 1933 would not be available for one or more of those offerings. In the event that one or more of such transactions are determined not to have been exempt from such registration requirements, the purchasers may have the right to seek rescission of the sales and/or seek money damages against the Company. Management believes that each of the Company's private offerings were exempt from the registration requirements of the Securities Act of 1933.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employment Agreements
         ---------------------
         On September 2, 1997, the Company entered into a six-year employment agreement with its chief executive officer/chairman. The annual salary for the officer is $324,000. The officer may at his option convert up to 50% of his compensation into options to purchase the Company's common stock. The exercise price will equal 50% of the fair market value of the Company's common stock at the date of grant. During the year ended June 30, 2000, the Company reduced the annual salary to $150,000 per year.

         Service Agreement
         -----------------
         In September 2000, FNet entered into a five-year, non-cancelable service agreement with a satellite service provider to operate uplink and downlink earth stations between the United States and the Balkan region. The estimated fee for the project was $1,236,000. As of June 30, 2001, the Company had violated certain terms and conditions of the service agreement. As such, the agreement stipulates that the Company must immediately pay the remaining fee for the project of approximately $1,058,000. The Company is in the process of negotiating a settlement with the service provider and has included this balance in accounts payable on the accompanying balance sheet.

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT)

         Stock Option Plans
         ------------------
         The Company adopted an Incentive Stock Option Plan ("Plan A") and Nonqualified Stock Option Plan ("Plan B") (the "1986 Plans"). Plan A provides for the granting of options to purchase shares of common stock that are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code, and Plan B provides for the granting of options to purchase shares of common stock that are not intended to qualify. The 1986 Plans provide for the issuance of up to 700,000 shares in the aggregate at the fair market value of the Company's stock at the date of grant.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         During the year ended June 30, 1994, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for the granting of options to purchase up to 600,000 shares of common stock.

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

         Options granted under all of the aforementioned plans vest in accordance with the terms established by the Company's stock option committee. All such options granted to date were issued to employees, have vesting periods of between two to four years, and generally terminate at the earlier of one year beyond the end of the option period or upon termination of employment.

         In October 1998, certain outstanding options granted to employees in prior years were repriced. Per SFAS No. 123, the Company should incur additional compensation cost for the excess of the fair value of the modified options issued over the value of the original options at the date of the exchange. The Company thus added that incremental amount to the remaining unrecognized compensation cost for the original options at the June 30, 1999 pro forma disclosure and recognized the total amount over the remaining years of the remaining life of the options. The remaining expected life of the options is three years at June 30, 2001.

         In October 1999, the Company re-priced an aggregate of 547,000 options issued to 14 employees under the 1998 Plan and outside of the Plan. In relation to this re-pricing, the Company did not record any compensation expense for the years ended June 30, 2001 and 2000 since the fair market value of the Company's stock price was less than the re-priced exercise price at those dates.

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

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         Activity for the 1986 Plans, the 1988 Plan, the 1993 Plan, the 1994 Plan, and the 1998 Plan is as follows:

                                                                     Weighted-
                                                                     Average
                                                                     Exercise
                                                     Shares           Price
                                                 --------------   --------------

             Outstanding, June 30, 1998              2,165,250    $        1.14
                 Granted                             1,452,000    $        0.63
                 Exercised                            (281,750)   $        0.42
                 Canceled                             (268,750)   $        2.60
                                                 --------------

             Outstanding, June 30, 1999              3,066,750    $        0.83
                 Granted                               322,000    $        0.67
                 Exercised                            (691,000)   $        0.41
                 Canceled                             (347,500)   $        0.58
                                                 --------------

             Outstanding, June 30, 2000              2,350,250    $        0.37
                 Granted                                10,000    $        0.75
                 Exercised                             (25,000)   $        0.44
                 Canceled                             (804,250)   $        0.51
                                                 --------------

                    OUTSTANDING, JUNE 30, 2001       1,531,000    $        0.30
                                                 ==============

                    EXERCISABLE AT JUNE 30, 2001     1,389,500    $        0.27
                                                 ==============

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         During the year ended June 30, 1999, the Company granted options to purchase 2,615,000 shares of common stock to key management employees, which vest over a period of zero to four years. The option exercise price was set at $0.44 per share, the fair value of the underlying shares.

         During the year ended June 30, 2000, the Company granted options to purchase 1,095,000 shares of common stock to key management employees, which vest over a period of two to four years. The option exercise price was set at $0.69 per share, the fair value of the underlying shares.

         During the year ended June 30, 2001, the Company granted options to purchase 3,246,451 shares of common stock to employees, which vest over a period of zero to four years. The option price of such options range from $0.08 to $1.25 per share, which represented the fair value of the underlying shares at the date of grant. During the year ended June 30, 2001, 2,660,000 of the options granted during that year were also canceled.

         Activity for options outside of the Plan is as follows:
                                                                      Weighted-
                                                                      Average
                                                                      Exercise
                                                     Shares            Price
                                                 --------------   --------------

              Outstanding, June 30, 1998             1,325,000    $        1.77
                  Granted                            2,615,000    $        0.44
                  Exercised                            (82,500)   $        0.44
                  Expired/canceled                  (1,315,000)   $        1.78
                                                 --------------

              Outstanding, June 30, 1999             2,542,500    $        0.44
                  Granted                            1,095,000    $        0.69
                  Exercised                           (605,000)   $        0.45
                  Expired/canceled                    (755,000)   $        0.45
                                                 --------------

              Outstanding, June 30, 2000             2,277,500    $        0.56
                  Granted                            3,246,451    $        0.59
                  Exercised                           (382,500)   $        0.44
                  Canceled                          (3,700,000)   $        0.68
                                                 --------------

                     OUTSTANDING, JUNE 30, 2001      1,441,451    $        0.38
                                                 ==============

                     EXERCISABLE AT JUNE 30, 2001    1,286,451    $        0.34
                                                 ==============

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         The exercise prices for the options outstanding at June 30, 2001 inside and outside of the Plan ranged from $0.01 to $3.66. The weighted-average remaining contractual life of the options outstanding at June 30, 2001 is 2.57 years, and the information relating to these options is as follows:

                                                                        Weighted-     Weighted-
                                                           Weighted-    Average       Average
                                                           Average      Exercise      Exercise
             Range of          Stock          Stock       Remaining     Price of      Price of
             Exercise         Options        Options     Contractual    Options        Options
              Prices        Outstanding    Exercisable      Life       Outstanding   Exercisable
         ----------------   -----------    -----------   -----------   -----------   -----------

         $   0.01 - 0.10       441,451        441,451    3.40 years    $     0.09    $     0.09
         $   0.11 - 1.00     2,454,000      2,182,500    1.85 years    $     0.45    $     0.42
         $   1.01 - 3.66        77,000         52,000    5.64 years    $     2.40    $     2.36
                            -----------    -----------

                             2,972,451      2,675,951
                            ===========    ===========

         The Company's majority owned subsidiary, FNet, established a 1996 stock option plan (the "FNet Plan") which was amended in 1998. The FNet Plan, as amended, provides for the granting of options to purchase up to 7,000,000 shares of FNet common stock that are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code. Such options will become exercisable in accordance with the terms established by FNet's stock option committee. All options granted to date vest between zero and four years and generally terminate at the earlier of the end of the option period or upon termination of employment.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         Activity for the FNet Plan is as follows:

                                                                    Weighted-
                                                                     Average
                                                                    Exercise
                                                     Shares           Price
                                                 --------------   --------------

            Outstanding, June 30, 1998               5,619,000    $        1.00
                Granted                              1,114,000    $        1.00
                Exercised                              (12,000)   $        1.00
                Expired/canceled                    (3,450,000)   $        1.00
                                                 --------------

            Outstanding, June 30, 1999               3,271,000    $        1.00
                Granted                                 50,000    $        2.00
                Expired/canceled                      (737,000)   $        1.00
                                                 --------------

            Outstanding, June 30, 2000               2,584,000    $        1.02
                Canceled                            (1,218,000)   $        1.04
                                                 --------------

                   OUTSTANDING, JUNE 30, 2001        1,366,000    $        1.00
                                                 ==============

                   EXERCISABLE AT JUNE 30, 2001      1,220,000    $        1.00
                                                 ==============

         During the year ended June 30, 1999, the Company granted options to purchase 355,000 shares of common stock to key management employees, which vest over a period of four years. The option exercise price was set at $1 per share, the fair value of the underlying shares

         During the year ended June 30, 2000, the Company granted options to purchase 2,845,000 shares of FNet's common stock to key management employees, which vest over a period of two to four years. The option exercise price was set at $2 per share, the fair value of the underlying shares.

         During the year ended June 30, 2001, the Company granted options to purchase 578,750 shares of FNet's common stock to employees, which vest over a period of two to four years. The option exercise price was set at $2 per share, the fair value of the underlying shares.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         Activity for FNet options outside of the FNet Plan is as follows:
                                                                      Weighted-
                                                                       Average
                                                                      Exercise
                                                     Shares            Price
                                                 --------------   --------------

             Outstanding, June 30, 1998                380,000    $        1.00
                 Granted                               355,000    $        1.00
                 Expired/canceled                     (255,000)   $        1.00
                                                 --------------

             Outstanding, June 30, 1999                480,000    $        1.00
                 Granted                             2,845,000    $        2.00
                 Expired/canceled                   (1,800,000)   $        1.83
                                                 --------------

             Outstanding, June 30, 2000              1,525,000    $        1.86
                 Granted                               578,750    $        2.00
                 Canceled                           (1,647,500)   $        1.95
                                                 --------------

                    OUTSTANDING, JUNE 30, 2001         456,250    $        1.78
                                                 ==============

                    EXERCISABLE AT JUNE 30, 2001       165,000    $        1.70
                                                 ==============

         The exercise prices for the options outstanding at June 30, 2001 inside and outside of the FNet Plan ranged from $1 to $2. The weighted-average remaining contractual life of the options outstanding at June 30, 2001 is 5.58 years, and the information relating to these options is as follows:

                                                                        Weighted-     Weighted-
                                                           Weighted-    Average       Average
                                                           Average      Exercise      Exercise
             Range of          Stock          Stock       Remaining     Price of      Price of
             Exercise         Options        Options     Contractual    Options        Options
              Prices        Outstanding    Exercisable      Life       Outstanding   Exercisable
         ----------------   -----------    -----------   -----------   -----------   -----------

         $          1.00     1,458,500      1,270,000    5.21 years    $     1.00    $     1.00
         $          2.00       363,750        115,000    7.10 years    $     2.00    $     2.00
                            -----------    -----------

                             1,822,250      1,385,000
                            ===========    ===========


                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation options other than for restricted stock and options issued to outside third parties.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                                                 Year Ended June 30,
                                                    ----------------------------------------------
                                                         2001            2000            1999
                                                    --------------  --------------  --------------
                  Net loss
                      As reported                   $ (10,820,000)  $ (11,551,000)  $  (2,413,000)
                      Pro forma                     $ (11,084,000)  $ (12,154,000)  $  (3,343,268)
                  Loss per common share
                      As reported                   $       (0.27)  $       (0.39)  $       (0.11)
                      Pro forma                     $       (0.27)  $       (0.41)  $       (0.15)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before June 30, 1996. The pro forma amounts take into account the pro forma compensation expense of the Franklin and FNet options. The fair value of the Franklin options issued to employees described above was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 2001, 2000, and 1999: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 100%, 100%, and 100%, respectively; risk-free interest rates of 5.8%, 6.4%, and 5.6%, respectively; and expected lives of two, four, and four, respectively. The weighted-average fair value of options granted during the years ended June 30, 2001, 2000, and 1999 were $0.34, $1.27, and
         $0.34, respectively, and the weighted-average exercise price was $0.59, $0.69, and $0.63, respectively.

         The fair value of the FNet options issued to employees described above was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the years ended June 30, 2001, 2000, and 1999: dividend yields of 0%, 0%, and 0%, respectively; risk-free interest rates of 6%, 6.4%, and 5.8%, respectively; and expected lives of two, four, and four years, respectively. The weighted-average fair value of options granted during the years ended June 30, 2001, 2000, and 1999 was $0.25, $0.44, and $0.20,
         respectively, and the weighted-average exercise price was $2, $2, and $1, respectively.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Warrants
         --------
         In connection with the 1995 Private Placement, during the years ended June 30, 1996 and 1995, the Company issued 2,380,000 and 220,000 warrants, respectively, to purchase shares of the Company's common stock. The exercise price of the warrants was $0.50, as amended, if exercised on or before March 24, 1996 and $1.25 if exercised after March 24, 1996 but on or before September 30, 1998 (the expiration date). For the years ended June 30, 2001, 2000, and 1999, 0, 50,000, and 113,250 warrants, respectively, were exercised, leaving a remaining balance of 50,000 unexercised as of June 30, 2001.

         In connection with convertible notes payable for $2,500,000 issued in December 1999, the Company issued to an investment banker 100,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.65 per share. The warrants may be exercised any time after issuance and for a period of three years from the date of the private placement. The Company recognized a financing expense of $25,000 in connection with the issuance. As of June 30, 2001, no warrants had been exercised.

         In connection with a private placement in March 2000, the Company issued to various investors 73,600 FNet warrants to purchase shares of FNet's common stock at an exercise price ranging from $0.32 to $0.35 per share. The warrants may be exercised any time after issuance and for a period of five years from the date of the private placement. There was not any expense recorded in connection with the issuance of the warrants as the exercise price approximated the fair value of FNet's common stock at the date of issuance. As of June 30, 2001, 43,600 warrants had been exercised, leaving a remaining balance of 30,000 unexercised warrants.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Issuances
         ---------------
         During the year ended June 30, 2001, the Company completed the following common stock transactions of previously unissued common shares:

         o Issued 10,000 shares in connection with the exercise of stock options for cash of $4,000.

         o In connection with a private placement in August 2000, the Company issued 4,994,600 shares of common stock and 5,105,711 warrants for gross proceeds of $2,497,000, less fees and commissions of $13,000. The warrants had an exercise price of $3, vested immediately, and expire three years from the date of issuance. The Company allocates the proceeds received from debt, convertible debt, convertible preferred stock, or common stock with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants of $478,000 was calculated using the Black-Scholes option pricing model. As of June 30, 2001, no warrants had been exercised.

         o Issued 295,858 shares of common stock to its chief financial officer in connection with a cashless exercise of options that were processed by the Company. No expense was recorded in connection with the transaction because the chief financial officer had owned the shares that were used to pay for the cashless exercise for more than six months prior to the transaction.

         o Issued 477,324 shares of common stock for services valued at $318,000.

         o In connection with a private placement in March 2000, the Company issued warrants to the investors that were designed to protect the investors against short-term declines in the value of the Company's common stock during the period between the date of the issuance of the shares and the effective date of a Registration Statement covering the shares issued. The warrants vest if the market price of the Company's common stock is below $1.50 on the effective date. The registration statement for the shares became effective in November 2000, at which time the market price of the Company's common stock was below $1.50. As a result, warrants for 2,011,329 shares became exercisable at an exercise price of $0.01 per share. During the year ended June 30, 2001, the Company issued 1,927,797 net shares of common stock in connection with a cashless exercise of said warrants, and 50,000 shares of common stock were issued for cash of $500.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Issuances (Continued)
         ---------------

         o In connection with a private placement in March 2000, the Company was obligated to effect the registration of the shares sold within a specified time period, with penalties due to the investors if the deadline was not met. As the deadline was not met, the Company became obligated to pay the penalties in either cash or shares of common stock. The Company opted to pay the penalties in shares of common stock and issued 503,538 shares to these investors in November 2000 and recognized an expense of $430,000 in the consolidated statement of operations for the year ended June 30, 2001.

         o Issued 111,111 shares of the Company's common stock for 6,667 shares of FNet common stock in a stock-for-stock transaction. The shares of FNet's common stock had been issued during the year ended June 30, 1999.

         During the year ended June 30, 2000, the Company completed the following common stock transactions of previously unissued common shares:

         o Issued 1,211,033 shares of common stock in connection with a cashless exercise of options and warrants that were processed by the Company. The Company recognized an expense of $717,000 related to this cashless exercise, primarily due to employees that are not officers of the Company.

         o Issued 261,603 shares of common stock in connection with the exercise of stock options for cash of $179,000.

         o In connection with a private placement in August 1999, the Company issued 1,932,368 shares of common stock and 400,000 warrants for gross proceeds of $2,000,000, less fees and commissions of $205,000. The warrants had an exercise price of $1.55, vested immediately, and expire five years from the date of issuance. The Company allocates the proceeds received from debt, convertible debt, convertible preferred stock, or common stock with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants of $371,000 was calculated using the Black-Scholes option pricing model. As of June 30, 2001, no warrants had been exercised.

         o In connection with a private placement in February 2000, the Company sold 841,515 shares of common stock for gross proceeds of $1,500,000. The Company paid commissions and fees of $36,000 in connection with this private placement.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Issuances (Continued)
         ---------------

         o In connection with a private placement in March 2000, the Company issued 4,022,667 shares of common stock and 1,205,667 warrants for gross proceeds of $6,040,000, less fees and commissions of $344,000. The warrants had an exercise price of $2.50, vested immediately, and expire five from the date of issuance. The Company allocates the proceeds received from debt, convertible debt, convertible preferred stock, or common stock with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants of $1,668,000 was calculated using the Black-Scholes option pricing model. As of June 30, 2001, no warrants had been exercised.

         o In connection with a private placement in March 2000, the Company sold 43,600 shares of common stock for $376,000. The Company paid commissions and fees of $35,000 in connection with this private placement.

         o Issued 115,807 shares of common stock at prices ranging from $0.44 to $10 for total cash of $179,000.

         o Committed to issue to an employee 74,716 shares of common stock for accrued compensation of $82,187.

         o Issued 21,694 shares to certain employees of common stock as compensation valued at $48,000.

         During the year ended June 30, 1999, the Company completed the following common stock transactions of previously unissued common shares:

         o Issued 444,725 shares of common stock at prices ranging from $0.50 to $2.27 for total cash proceeds of $474,000.

         o Issued 5,543,468 shares of common stock valued at $4,856,000 upon the conversion of 548 shares of its convertible Series C preferred stock valued at $4,856,000.

         o Issued 570,000 shares of common stock valued at $200,000 to the Company's chief executive officer/chairman in exchange for a note receivable.

         o Issued 121,356 shares of common stock for services valued at $64,000.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Stock Issuances (Continued)
         ---------------

         o Issued 21,524 shares of common stock in connection with the exercise of warrants, whereby the warrant holders issued notes receivable in favor of the Company for $22,000 as payment for the exercise price.

         o Issued 215,514 shares of common stock in connection with the exercise of stock options, whereby the option holders issued notes receivable in favor of the Company for $216,000.

         o Issued 60,625 shares of common stock in connection with the exercise of stock options for cash proceeds of $29,000.

         o Issued or committed to issue 408,000 shares of common stock in connection with the exercise of warrants for cash proceeds of $467,000.

         Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its shareholders as a result of its accumulated deficit as of June 30, 2001.

         Convertible Preferred Stock
         ---------------------------
         During the year ended June 30, 1998, the Company issued 740 shares of its Series C convertible preferred stock in a private placement for $7,400,000. 20% of the shares held may be converted to common stock four months after issuance with an additional 20% eligible for conversion each month thereafter, in which the limitation on conversion ends nine months after issuance. Any unconverted shares will be automatically converted to common shares at the later of either 18 months from issuance, the Company's common stock being traded on a national exchange, or the filing of a registration statement covering the resale of the common shares issued upon conversion.

         Series C shares do not pay dividends and do not have voting rights. The shares are convertible into shares of common stock at a conversion price of $4.64 per share, subject to certain adjustments relating to the market price of the underlying common stock. As of June 30, 2001, all shares of preferred stock have been converted into common stock.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Convertible Preferred Stock (Continued)
         ---------------------------
         Each preferred share was accompanied by a warrant that is exercisable to purchase shares of common stock of the Company's subsidiary, FNet, at an exercise price of $1 and which, under certain circumstances, could be exercisable to acquire shares of common stock of the Company at the exercise price of $4.64 during September 1998. On September 30, 1998, 995,510 of the warrants were converted into warrants exercisable to acquire the Company's common stock, and on September 22, 1999, 17,786 of these warrants were exercised for shares of the Company's common stock, leaving 668,104 warrants exercisable to acquire FNet's common stock. The warrants expire November 24, 2002. No warrants had been exercised during the year ended June 30, 2001.

NOTE 14 - INCOME TAXES

         The tax effects of temporary differences that give rise to deferred taxes at June 30 are as follows:

                                                                                      2001               2000
                                                                                ---------------    ----------------
                  Deferred tax assets
                    Accounts receivable, principally due to
                      allowance for doubtful accounts                           $       52,000     $        20,000
                    Goodwill                                                           232,000             200,000
                    Compensated absences and deferred salaries,
                      principally due to accrual for financial reporting
                      purposes                                                         442,000             211,000
                    Inventories, principally due to additional costs
                      inventoried for tax purposes pursuant to the
                      Tax Reform Act of 1986 and allowance for
                      inventory obsolescence                                         1,018,000              78,000
                    Plant and equipment, principally due to
                      differences in depreciation                                      140,000                   -
                    Deferred revenue                                                    81,000                   -
                    Accrued settlement                                                  70,000                   -
                    Warrants for services                                                    -              24,000
                    Accrued warranty                                                     5,000               5,000
                    General business tax credit carryforwards                          335,000             335,000
                    Net operating loss carryforwards                                13,147,000          10,501,000
                                                                                ---------------    ----------------

                  Total gross deferred tax assets                                   15,522,000          11,374,000
                  Less valuation allowance                                          14,972,000          10,891,000
                                                                                ---------------    ----------------

                  Net deferred tax assets                                              550,000             483,000

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 14 - INCOME TAXES (CONTINUED)

                                                                                      2001               2000
                                                                                ---------------    ----------------
                  Deferred tax liabilities
                    State taxes                                                 $      550,000     $       363,000
                    Plant and equipment, principally due to
                      differences in depreciation                                            -             120,000
                                                                                ---------------    ----------------

                         NET DEFERRED TAX LIABILITY                             $            -     $              -
                                                                                ===============    ================

         The valuation allowance increased by $4,375,000 and $4,132,000 during the years ended June 30, 2001 and 2000, respectively. No provision for income taxes for the years ended June 30, 2001, 2000, and 1999 is required, except for minimum state taxes, since the Company incurred losses during such years.

         Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following:

                                                                      2001              2000             1999
                                                                ----------------  ---------------  ----------------

                  Computed "expected" tax benefit               $    (3,679,000)  $   (3,910,000)  $      (818,000)
                  Increase in income taxes resulting from
                    Other                                               282,000            8,000             4,000
                    Exercise of stock options                          (442,000)        (230,000)                -
                    Change in the beginning-of-the-
                      year balance of the valuation
                      allowance for deferred tax assets
                      allocated to income tax expense                 3,839,000        4,132,000           814,000
                    State income taxes                                    3,000            3,000             7,000
                                                                ----------------  ---------------  ----------------

                         TOTAL                                  $         3,000   $        3,000   $         7,000
                                                                ================  ===============  ================

         As of June 30, 2001, the Company had consolidated net operating loss carryforwards of $36,000,000 and $11,600,000 for federal and state income tax reporting purposes, respectively, which expire in varying amounts through 2021. The Company also has general business tax credit carryforwards of $310,000 and $25,000 available to offset against future federal and state income taxes, respectively, which expire at various times through 2021. Should a substantial change in the Company's ownership occur, there could be an annual limitation on the amount of the net operating loss carryforwards available for use in the future.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 15 - RELATED PARTY TRANSACTIONS

         In August 1999, a non-employee director of the Company received warrants to purchase 140,000 shares of common stock at an exercise price of $1.38 per share as consideration for the production of advertising materials valued at $60,000.

         In October 1999, the Company's former president exercised options to purchase 262,500 shares of the Company's common stock at an exercise price of $0.44 per share. The exercise was done on a net basis so that the actual number of shares issued were 215,973.

         In October 1999, the Company's chief financial officer exercised options to purchase 150,000 shares of the Company's common stock at an exercise price of $0.44 per share. The exercise was done on a net basis so that the actual number of shares issued were 103,043.

         In February 2000, the Company's chief financial officer exercised options to purchase 150,000 shares of the Company's common stock at an exercise price of $0.44 per share. The exercise was done on a net basis so that the actual number of shares issued were 117,992.

         In May 2000, the Company's president was granted options to purchase 400,000 shares of the Company's common stock at an exercise price of $0.69 per share. The options vest over a two-year period. During the year ended June 30, 2001, all of these options were canceled.

         In September 2000, the Company chief financial officer exercised options to purchase 400,000 shares of the Company's common stock at an exercise price of $0.44 per share. The exercise was done on a net basis so that the actual number of shares issued was 295,858.

NOTE 16 - 401(k) PLAN

         The Company sponsors a 401(k) plan which includes a deferred feature under section 401(k) of the Internal Revenue Code (the "Plan"). The Plan covers all full-time employees of the Company. Contributions to the plan are at the discretion of the Company's Board of Directors, but limited to the amounts allowable for federal income tax purposes. Under the section 401(k) portion of the Plan, employees may elect to contribute up to 15% of their compensation. The Company did not make any contributions to the Plan during the years ended June 30, 2001, 2000, and 1999.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 17 - EXTINGUISHMENT OF DEBT

         During the year ended June 30, 2001, a long distance service provider forgave certain payables in the amount of $387,000.

NOTE 18 - LINES OF BUSINESS

         The Company operates in two major lines of business: the manufacture and distribution of data communications and connectivity products ("Franklin") and Internet services ("FNet"). Information concerning operations in these lines of business for the years ended June 30, 2001, 2000, and 1999 was as follows:

                                                                 2001              2000              1999
                                                           ----------------  ----------------  ----------------
                  Net sales
                    Franklin                               $       421,000   $     1,109,000    $    8,745,000
                    FNet                                           824,000         2,098,000         1,886,000
                                                           ----------------  ----------------  ----------------

                      TOTAL                                $     1,245,000   $     3,207,000   $    10,631,000
                                                           ================  ================  ================

                  Operating losses
                    Franklin                               $    (6,492,000)  $    (6,990,000)  $      (104,000)
                    FNet                                        (4,406,000)       (4,154,000)       (2,378,000)
                                                           ----------------  ----------------  ----------------

                      TOTAL                                $   (10,898,000)  $   (11,144,000)  $    (2,482,000)
                                                           ================  ================  ================

                  Identifiable assets
                    Franklin                               $       988,000   $     5,198,000   $     7,039,000
                    FNet                                           447,000         1,959,000         2,396,000
                                                           ----------------  ----------------  ----------------

                      TOTAL                                $     1,435,000   $     7,157,000   $     9,435,000
                                                           ================  ================  ================

                  Capital expenditures
                    Franklin                               $        44,000   $       152,000   $       130,000
                    FNet                                            19,000           640,000         1,540,000
                                                           ----------------  ----------------  ----------------

                      TOTAL                                $        63,000   $       792,000   $     1,670,000
                                                           ================  ================  ================

                  Depreciation and amortization
                    Franklin                               $       315,000   $       275,000   $       224,000
                    FNet                                           384,000           367,000           210,000
                                                           ----------------  ----------------  ----------------

                      TOTAL                                $       699,000   $       642,000   $       434,000
                                                           ================  ================  ================

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 19 - SUBSEQUENT EVENTS

         Common Stock and Warrants
         -------------------------
         In connection with a private placement in September 2001, the Company issued 1,140,000 shares of common stock and 520,000 warrants for gross proceeds of $57,000. The exercise price of the warrants is $0.05 per share, unless the 10-day average price of the Company's common stock is less than $0.25 per share between March 15, 2002 to March 25, 2002, in which case the exercise price will be $0.001. The warrants vested immediately and expire nine months from the date of issuance. The Company allocates the proceeds received from debt, convertible debt, convertible preferred stock, or common stock with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants will be calculated using the Black-Scholes option pricing model.

         Convertible Promissory Notes
         ----------------------------
         In July 2001, the Company issued a convertible promissory note to its chief executive officer/chairman in the amount of $19,000. The note is convertible upon issuance at the option of the holder into the Company's common stock at a conversion price equal to the fair value of the Company's common stock on the date of issuance, or $0.05. The note incurs interest at 6% per annum, the interest is payable annually, and the note matures in July 2002. No expense was recorded in connection with the issuance of the convertible note since the conversion price was equal to the fair value of the Company's common stock at the date of issuance.

         In November 2001, the Company issued a convertible promissory note (the "November Note") to its chief executive officer/chairman in the amount of $50,000. The November Note is convertible upon issuance at the option of the holder into the Company's common stock at a conversion price equal to the fair value of the Company's common stock on the date of issuance, or $0.05. The November Note incurs interest at 6% per annum, the interest is payable annually, and the note matures in November 2002. No expense was recorded in connection with the issuance of the November Note since the conversion price was equal to the fair value of the Company's common stock at the date of issuance. Upon conversion of the November Note, the Company will also issue 250,000 warrants. The exercise price of the warrants will be $0.05 per share, unless the 10-day average price of the Company's common stock is less than $0.25 per share between March 15, 2002 to March 25, 2002, in which case the exercise price will be $0.001. All unexercised warrants expire in June 2002.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 19 - SUBSEQUENT EVENTS (CONTINUED)

         Convertible Promissory Notes (Continued)
         ----------------------------
         Related to the issuance of the November Note, the Company allocates the proceeds received from debt, convertible debt, or convertible preferred stock with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount if the November Note is converted will be calculated using the Black-Scholes option pricing model and will be recognized as interest expense over the period until the note matures.

         Operating Leases
         ----------------
         Subsequent to June 30, 2001, the Company converted an operating lease with future payments of $97,000 and $73,000 in the years ended June 30, 2002 and 2003, respectively, into a month-to-month lease.

         Litigation Settlement
         ---------------------
         In July 2001, FNet settled a lawsuit with Nexbell for $25,000, which is payable at a rate of $1,040 per month beginning August 1, 2001, and 240,000 shares of the Company's common stock valued at $140,000.

         Stock Options
         -------------
         In September 2001, the Company granted options to purchase 2,000,000 shares of common stock at an exercise price of $0.05 per share, the fair value of the underlying shares, to two members of the board. The options were granted outside of the Company's stock option plans, vest 10% per month over the next 20 months, and expire three years from the date of grant.

         In October 2001, the Company granted options to purchase 1,260,000 shares of common stock at an exercise price of $0.05 per share, the fair value of the underlying shares, to various employees. These options were granted for payment of deferred salaries from February to September 2001 valued at $20,842. The options were granted outside of the Company's stock option plans and may be exercised any time after issuance and for a period of three years from the date of grant.

         In November 2001, the Company granted options to purchase 2,400,000 and 2,500,000 shares of common stock at an exercise price of $0.05 per share, the fair value of the underlying shares, to its chief executive officer/chairman and chief operating officer, respectively. These options were granted for payment of deferred salaries from January to October 2001 valued at $118,000 and $128,000, respectively. The options were granted outside of the Company's stock option plans and may be exercised any time after issuance and for a period of three years from the date of grant.

                                               FRANKLIN TELECOMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

================================================================================

NOTE 19 - SUBSEQUENT EVENTS (CONTINUED)

         Stock Options (Continued)
         -------------
         In December 2001, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $.05 per share, the fair value of the underlying shares, to an attorney as a bonus. The options were granted outside of the Company's stock option plans and may be exercised any time after issuance and for a period of three years from the date of grant.

         Litigation
         ----------
         In November 2001, the lessor of certain telephone equipment, which the Company had leased under a non-cancelable capital lease, filed suit against the Company. The compliant alleges that the Company defaulted under the terms and conditions of the capital lease agreement when the Company failed to make the required monthly payments. The lessor is seeking payment for the remaining balances due under the lease agreement in the amount of $28,000. The Company has accrued for such amounts as a capital lease obligation.

         In November 2001, two former employees of the Company filed a claim with the California Labor Board, claiming vacation and overtime were not paid to them. In January 2002, the California Labor Board issued a judgment in the amount of $79,000. The Company has appealed the case.