Form 10-Q
period 2001-09-30
FRANKLIN TELECOMMUNICATIONS CORP
filed 2002-02-14
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 ---------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during
             the preceding 12 months (or for such shorter period that
              the registrant was required to file such reports) and
                       (2) has been subject to such filing
                requirements for the past 90 days. Yes [ ] No [X]

   Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

 TITLE OF EACH CLASS OF COMMON STOCK           OUTSTANDING AT February 12, 2002
 -----------------------------------           --------------------------------
     Common Stock, no par value                          43,809,231

Index

Franklin Telecommunications Corp.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2001 (Unaudited) and June 30, 2000

         Consolidated Statements of Operations (Unaudited) - Three months ended September 30, 2001 and 2000

         Consolidated Statements of Cash Flows (Unaudited) - Three months ended September 30, 2001 and 2000

         Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND JUNE 30, 2001


                                                       SEPTEMBER 30,   JUNE 30,
                                                           2001          2001
                                                       -----------   -----------
                                                       (unaudited)

                           ASSETS
Current Assets

  Cash and Cash Equivalents                            $    5,000    $   49,000

  Account Receivable, less allowance for                   33,000        21,000
      doubtful accounts of $0, and $122,000

  Other Receivables                                         1,000         1,000
  Inventories, less allowance for obsolescence            295,000       325,000
      of $0 and $2,377,000

  Prepaid Expenses                                         10,000        15,000

                                                       -----------   -----------
               Total Current Assets                       344,000       411,000
                                                       -----------   -----------

Property and Equipment,

  Computers and software                                1,230,000     1,230,000
  Furniture and fixtures                                  882,000       882,000
  Machinery and equipment                                 170,000       223,000
                                                       -----------   -----------
                                                        2,282,000     2,335,000
  Less accumulated depreciation                         1,743,000     1,746,000
                                                       -----------   -----------

               Total Property and Equipment               539,000       589,000
                                                       -----------   -----------
Licenses, Net                                             315,000       391,000

Other Assets                                               44,000        44,000
                                                       -----------   -----------
               Total Assets                            $1,242,000    $1,435,000
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                    FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND JUNE 30, 2001

                                                            SEPTEMBER 30,      JUNE 30,
                                                                2001             2001
                                                            -------------   -------------
                                                             (unaudited)

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Convertible Promissory notes payable                        $    141,000    $    122,000

  Current Portion of capital lease obligations                    28,000          28,000
  Account Payable                                              1,778,000       1,554,000
  Accrued Liabilities                                          1,286,000       1,379,000
                                                            -------------   -------------

               Total Current Liabilities                       3,233,000       3,083,000
  Note Payable-related party                                     686,000         686,000

                                                            -------------   -------------

               Total Liabilities                               3,919,000       3,769,000
                                                            -------------   -------------

Contingencies

Shareholders' equity:

  Preferred stock,
  no par value 10,000,000 shares authorized,
  Convertible Series C -0- (unaudited) and
  -0- shares issued and outstanding
  Common Stock,
  no par value 90,000,000 shares authorized
  42,846,080 (unaudited)
  and 42,206,080 shares issued and outstanding                35,882,000      35,850,000
  Common Stock committed,
  no par value 74, 716 (unaudited) and 74,716
  Shares committed but not yet issued                             82,000          82,000
  Options & Warrants                                             100,000              --
                                                            -------------   -------------
  Accumulated Deficit                                        (38,741,000)    (38,266,000)
                                                            -------------   -------------

               Total Shareholders' equity (deficit)           (2,202,000)     (2,334,000)
                                                            -------------   -------------

               Total Liabilities and Shareholders' equity      1,242,000       1,435,000
                                                            =============   =============

       The accompanying notes are an integral part of these financial statements.

                                            4

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                        2001            2000
                                                   -------------   -------------
                                                    (unaudited)     (unaudited)
Sales:
  Product                                          $     44,000    $    122,000
  Telephone and internet services                        57,000         309,000

                                                   -------------   -------------

            Total Sales                                 101,000         431,000
                                                   -------------   -------------

Cost of Sales:
  Product                                                30,000         278,000
  Telephone and internet services                       150,000         348,000

             Total Cost of Sales                        180,000         626,000
                                                   -------------   -------------

Gross Profit (Loss)                                     (79,000)       (195,000)
                                                   -------------   -------------

Operating Expenses
  Research and development                                              442,000
  Selling, general and administrative                   392,000       1,269,000
                                                   -------------   -------------
            Total Operating Expenses                    392,000       1,711,000
                                                   -------------   -------------


Loss from Operations                                   (471,000)     (1,906,000)
                                                   -------------   -------------

Other Income (Expense)
  Interest Income                                                         7,000
  Interest Expenses                                      (7,000)         (1,000)
Other Income (Expense)                                    3,000         (11,000)
                                                   -------------   -------------
            Total Other Income (Expense)                 (4,000)         (5,000)
                                                   -------------   -------------
Net Loss                                               (475,000)     (1,911,000)
                                                   =============   =============

Basic and Diluted Net loss per common share                0.01           (0.05)
Weighted Average Common Shares
  Outstanding used to compute basic
                                                   -------------   -------------
  Loss per common share                              42,317,384      35,182,447
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                 FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------
                                                          (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 $  (475,000)   $(1,911,000)
Adjustments to reconcile net loss to net cash
  Used in operating activities
    Depreciation and Amortization                            126,000        187,000
    Provision for Loss on Obsolete Inventory                                 96,000
    Provision for Loss on Doubtful Accounts                                  22,000
    Stock issued for services rendered                                      146,000
    Gain on sale of equipment                                 (3,000)            --
(Increase) decrease in
    Account Receivable                                       (12,000)        15,000
    Other Receivables                                             --         (2,000)
    Inventories                                               30,000         33,000
    Prepaid Expenses                                           5,000        (28,000)
Increase (Decrease) in
    Account Payable                                          224,000       (108,000)
    Accrued Liabilities                                        7,000        (89,000)
                                                         ------------   ------------
Net Cash Used in Operating Activities                        (98,000)    (1,639,000)
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Property and Equipment                                       (33,000)
  Proceeds from sale of equipment                              3,000             --
  Other Assets                                                               (7,000)
                                                         ------------   ------------

Net Cash Used in Investing Activities                          3,000        (40,000)
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Convertible Notes Payable                     19,000
  Proceeds from Exercise of Stock Options and Warrants                        1,000
  Proceeds from Sale of Company Stock                         32,000      2,072,000
  Payments on capital lease obligation                                       (9,000)

                                                         ------------   ------------
Net Cash Provided by Financing Activities                     51,000      2,064,000
                                                         ------------   ------------

Net Increase ( Decrease) in Cash                             (44,000)       385,000
Cash and Cash Equivalents, Beg of Period                      49,000      1,275,000
                                                         ------------   ------------

Cash and Cash Equivalents, End of Period                       5,000      1,660,000
                                                         ============   ============

                                         6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                              ---------------------------
                                                 2001            2000
                                              (unaudited)     (unaudited)
                                              -----------     -----------
Interest paid                                          -           1,300
                                              ===========     ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended September 30, 2001, the Company issued options at or above market price to compensate employees for accrued wages or approximately $100,000.

During the three months ended SEPTEMBER 30,2000, the Company issued 200,000 shares (unaudited) of common stock for services valued at $ 146,000 (unedited) and for the prepayment of services to be rendered valued at $79,000 (UNAUDITED)

   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1

GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Franklin Telecommunications Corp. ("Franklin") and its subsidiaries (collectively the "Company") manufacture and distribute data and telephony communications, access and connectivity products for IP Telephony networks, T-1 and wide-area networks which provide IP Telephony and Internet services through its majority-owned subsidiary, FNet Corp. ("FNet"). The Company's customers are located predominantly in the United States, Canada and some overseas.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Impairment of long-lived assets

The company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended June 30, 2001, many assets were considered impaired and the carrying amounts were reduced significantly. During the three months ended September 30, 2001, the Company determined that no assets were further impaired.

Loss Per Common Share

The Company calculates loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No 128, " Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or portion of its deferred tax assets.

NOTE 2

Inventories consisted of the following:

                                           September 30,     June 30,
                                              2001             2001
                                           (unaudited)
                                           ------------    ------------

         Raw materials                     $         0     $ 1,360,000
         Work in process                             0         201,000
         Finished goods                        295,000       1,141,000
         Reserve for obsolescence                    0      (2,377,000)
                                           ------------    ------------
                                           $   295,000     $   325,000
                                           ============    ============

NOTE 3 ACCRUED LIABILITIES

Accrued Liabilities consisted of the following:

         Salaries and related expenses            925,000     1,025,000
         Accrued legal                            165,000       165,000
         Other                                    196,000       189,000
                                                ----------    ----------
                                                1,286,000     1,379,000

NOTE 4 COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in certain legal proceedings which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 5 RECENT SALE OF EQUITY SECURITIES

During the three months ended September 30, 2001, the Company sold 32,000 units to a current shareholder of the Company for $32,000. A unit consisted of 20 shares of common stock of the Company plus a warrant to purchase 10 shares of commons stock for $.001, exercisable after March 25, 2002 if the ten day average of the stock price is under $.25 per share.

The Company also received $19,000 in exchange for a convertible note from its Executive Chairman. The note bears interest at 6% and can be converted at $.05 per share. An employee of the Company has an option to purchase 2.5M shares at $0.05 per share is lieu of salary for the period 11 months ending 11-1-01.

Two directors of the Company have options to purchase 1.0M shares each at $0.05 per share.

The Company has agreed to issue options to the Executive Chairman in lieu of salary. The Chairman's stated annual salary is $150,000. He will receive 2,400,000 options at $.05 per share until such time as the Company's financial position has improved.

FORWARD-LOOKING STATEMENTS. Certain statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

         NET SALES. Net sales decreased by 330,000, or 76%, from $431,000 in the three months ended September 30, 2000 to $101,000 in the three months ended September 30, 2000. The decrease is due both to a reduction of DVG hardware systems sales and reduced service revenue, primarily from the Balkan operation. The revenue mix for the three months ended September 30, 2001 consisted of 55% Telephone and Internet services revenue and 45% hardware product sales.

         GROSS PROFIT. Gross profit decreased as a percentage of net sales to a loss of 78% for the three months ended September 30, 2001, from a net sales loss of 45% for the corresponding period of 2000. The gross profit percentage decrease can be attributed to fixed hardware and service overhead expenses spread over a smaller sales base.

         OPERATING EXPENSES. Operating expenses decreased by $1,320,000, or 77%, from $1,711,000 in the three months ended September 30, 2000 to $391,000 in the three months ended September 30, 2001. The decrease was primarily attributable to a one time bad debt expense of $1,284,000 occurring in the three month period ending September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents deficit totaled $ 5,000 ), as of September 30, 2001. The sources of cash were provided primarily by issuance of equity securities, and to a lesser extent, collections of sales revenues. The Company has relied on sales of new shares and the exercise of warrants and options to supplement the funding of operations for an extended period of time.

Both Franklin Telecom and FNet have continued to experience losses. The Company has not currently been able to raise sufficient capital from sales of additional shares. Audit opinions for the past two fiscal years have advised that the Company may not be able to continue as a going concern.

The Company is currently in a survival mode. As of January 31, 2002 it had $23,000 of cash or cash equivalents. Current monthly cash consumption is approximately $50,000. Sales from FTC and the FNet division are approximately $25,000 per month. Management is currently deferring salary or taking options in lieu of salary. Recent non-operating cash funding has been contributed by the Company's chairman in the form of convertible debt.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Interest rate risk. At September 30, 2001, the Company's cash equivalents and short-term investments totaled approximately $5,000. Since the Company typically does not purchase fixed-income securities, its cash and cash equivalents are not subject to significant interest rate risk. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In August 2001, NEC filed a lawsuit against the Company alleging breach of contract for $40,000 still due on a lease for a PBX. This action is still pending.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2001, the Company sold 32,000 units to a current shareholder of the Company for $32,000 in cash. A unit consisted of 20 shares of common stock of the Company plus a warrant to purchase 10 shares of commons stock for $.001, exercisable after March 25, 2002 if the ten day average of the stock price is under $.25 per share.

The Company also received $19,000 in exchange for a convertible note from its Executive Chairman. The note bears interest at 6% and can be converted at $.05 per share. An employee of the Company was granted an option to purchase 2,.500,000 shares at $0.05 per share is lieu of salary for the period of eleven months ending November 1, 2001.

In addition, the Company granted two directors of the Company options to purchase 1,000,000 shares each at an exercise price of $0.05 per share.

The Company has agreed to issue options to its Executive Chairman in lieu of salary. The Chairman's stated annual salary is $150,000. He will receive 2,400,000 options at $.05 per share until such time as the Company's financial position has improved.

The Company believes all such sales were exempt from registration under the Securities Act of 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

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


                                   FRANKLIN TELECOMMUNICATIONS CORP.


                                   By    /s/   MARTIN S. ALBERT
                                   -----------------------------------
                                   Martin S. Albert
                                   Chief Executive Officer

                                   By    /s/   FRANK W. PETERS
                                   -----------------------------------
                                   Frank W. Peters
                                   Acting Chief Financial Officer


                                   Dated: February 12, 2002