Form 10-Q
period 2001-12-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 2002-02-14
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                                 ---------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during
             the preceding 12 months (or for such shorter period that
              the registrant was required to file such reports) and
                       (2) has been subject to such filing
               requirements for the past 90 days. Yes [X ] No [ ]

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

 TITLE OF EACH CLASS OF COMMON STOCK           OUTSTANDING AT February 12, 2002
 -----------------------------------           -------------------------------
     Common Stock, no par value                           43,809,231

Index

Franklin Telecommunications Corp.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Balance Sheets - December 31, 2001 (Unaudited) and June 30, 2001

           Consolidated Statements of Operations (Unaudited) - Three and six months ended December 31, 2001 and 2000

           Consolidated Statements of Cash Flows (Unaudited) - Six months ended
               December 31, 2001 and 2000

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 2001 (UNAUDITED) AND JUNE 30, 2001

                                                       DECEMBER 31,    JUNE 30,
                                                           2001          2001
                                                       -----------   -----------
                                                       (unaudited)

                           ASSETS
Current Assets

  Cash and cash equivalents                            $   15,000    $   49,000

  Account Receivable, less allowance for                   37,000        21,000
      doubtful accounts of $0, and $122,000

  Other Receivables                                         1,000         1,000
  Inventories, less allowance for obsolescence            265,000       325,000
      of $0 and $2,377,000

  Prepaid Expenses                                          5,000        15,000

                                                       -----------   -----------
               Total Current Assets                       323,000       411,000
                                                       -----------   -----------

Property and Equipment,

  Computers and software                                1,230,000     1,230,000
  Furniture and fixtures                                  882,000       882,000
  Machinery and equipment                                 170,000       223,000
                                                       -----------   -----------
                                                        2,282,000     2,335,000
  Less accumulated depreciation                         1,793,000     1,746,000
                                                       -----------   -----------

               Total Property and Equipment               489,000       589,000
                                                       -----------   -----------
Licenses, Net                                             239,000       391,000
Other Assets                                               44,000        44,000
                                                       -----------   -----------
               Total Assets                            $1,095,000    $1,435,000
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2001 (UNAUDITED) AND JUNE 30, 2001

                                                                    DECEMBER 31,     JUNE 30,
                                                                       2001            2001
                                                                   -------------   -------------
                                                                    (unaudited)

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Convertible Promissory notes payable                               $    191,000    $    122,000
  Current Portion of capital lease obligations                           28,000          28,000
  Account Payable                                                     1,861,000       1,554,000
  Accrued Liabilities                                                 1,361,000       1,379,000
                                                                   -------------   -------------

               Total Current Liabilities                              3,441,000       3,083,000
  Note Payable-related party                                            686,000         686,000
                                                                   -------------   -------------

               Total Liabilities                                      4,127,000       3,769,000
                                                                   -------------   -------------

Contingencies

Shareholders' equity:

  Preferred stock,
  no par value 10,000,000 shares authorized, Convertible
  Series C -0- (unaudited) and -0- shares issued and outstanding
  Common Stock,
  no par value 90,000,000 shares authorized 43,808,321
  (unaudited) and 43,808,321 shares issued and outstanding           35,907,000      35,850,000
  Common Stock committed,
  no par value 74,716 (unaudited) and 74,716 Shares
  committed but not yet issued                                           82,000          82,000
  Options and Warrants                                                  100,000               -

  Accumulated Deficit                                               (39,121,000)    (38,266,000)
                                                                   -------------   -------------

               Total Shareholders' Equity (deficit)                  (3,032,000)     (2,334,000)
                                                                   -------------   -------------

               Total Liabilities and Shareholders' Equity          $  1,095,000    $  1,435,000
                                                                   =============   =============

           The accompanying notes are an integral part of these financial statements.

                                               4

                           FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THREE & SIX MONTHS ENDED DECEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    DECEMBER 31,                    DECEMBER 31,
                                           ----------------------------    -----------------------------
                                                2001            2000           2001             2000
                                           -------------   -------------   -------------   -------------
                                            (unaudited)     (unaudited)     (unaudited)     (unaudited)
Sales:
  Product                                  $     76,000    $    191,000         133,000         313,000
  Telephone and internet services                43,000         290,000          87,000         599,000
                                           -------------   -------------   -------------   -------------
          Total Sales                           119,000         481,000         220,000         912,000


Cost of Sales:
  Product                                        30,000         296,000          60,000         574,000
  Telephone and internet services               150,000         364,000         300,000         712,000
                                           -------------   -------------   -------------   -------------
          Total Cost of Sales                   180,000         660,000         360,000       1,286,000
                                           -------------   -------------   -------------   -------------
Gross Profit (Loss)                             (61,000)       (179,000)       (140,000)       (374,000)


Operating Expenses
  Research and development                            -         445,000               -         887,000
  Selling, general and  administrative          312,000       1,099,000         704,000       2,368,000
                                           -------------   -------------   -------------   -------------
          Total Operating Expenses              312,000       1,544,000         704,000       3,255,000
                                           -------------   -------------   -------------   -------------
Loss from Operations                           (373,000)     (1,723,000)       (844,000)     (3,629,000)


Other Income (Expense)
  Interest Income                                     -           8,000               -          15,000
  Interest Expense                               (7,000)         (1,000)        (14,000)         (2,000)
  Loss and disposal of property & equip               -          (3,000)              -          (3,000)
Other Income (Expense)                                -           1,000           3,000         (10,000)
                                           -------------   -------------   -------------   -------------
          Total Other Income (Expense)           (7,000)          5,000         (11,000)              -
                                           -------------   -------------   -------------   -------------
Net Loss                                   $   (380,000)     (1,718,000)       (855,000)     (3,629,000)
                                           =============   =============   =============   =============

Basic and Diluted Net loss per
common share                                      (0.01)          (0.04)          (0.02)          (0.10)


                                           =============   =============   =============   =============
Weighted Average Common Shares
  Outstanding used to compute basic

  Loss per common share                      43,659,408      40,614,645      42,996,131      37,913,386
                                           =============   =============   =============   =============

               The accompanying notes are an integral part of these financial statements.

                                                   5

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
                                                      (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             $  (855,000)   $(3,629,000)
Adjustments to reconcile net loss to net cash
  Used in operating activities
    Depreciation and Amortization                        252,000        376,000
    Provision for Loss on Obsolete Inventory                   -        193,000
    Provision for Loss on Doubtful Accounts                    -          9,000
    Stock issued for services rendered                         -        225,000
    Gain on sale of equipment                             (3,000)             -
(Increase) decrease in
    Account Receivable                                   (16,000)       (24,000)
    Other Receivables                                          -         (1,000)
    Inventories                                           60,000        104,000
    Prepaid Expenses                                      10,000          9,000
Increase (Decrease) in
    Account Payable                                      307,000       (187,000)
    Accrued Liabilities                                   82,000       (110,000)
                                                     ------------   ------------
Net Cash Used in Operating Activities                   (163,000)    (3,035,000)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Property and Equipment                          -        (75,000)
  Proceeds from sale of equipment                          3,000         (3,000)
  Other Assets                                                 -        (25,000)
                                                     ------------   ------------
Net Cash Used in Investing Activities                      3,000       (103,000)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Convertible Notes Payable                 69,000              -
  Proceeds from Exercise of Stock Options
    and Warrants                                               -          4,000
  Proceeds from Sale of Company Stock                     57,000      2,485,000
  Payments on capital lease obligation                         -        (18,000)
                                                     ------------   ------------
Net Cash Provided by Financing Activities                126,000      2,471,000
                                                     ------------   ------------

Net Increase ( Decrease) in Cash                         (34,000)      (667,000)

Cash and Cash Equivalents, Beg of Period                  49,000      1,275,000
                                                     ------------   ------------
Cash and Cash Equivalents, End of Period                  15,000        608,000
                                                     ============   ============

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                               THREE MONTHS ENDED
                                                   DECEMBER 31
                                           --------------------------
                                              2001           2000
                                           (unaudited)    (unaudited)
                                           -----------    -----------
Interest paid                                       -     $    2,000
                                           ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended DECEMBER 31, 2001, the Company issued options to employees in lieu of accrued Wages of approximately $100,000. (unaudited)

During the six months ended December 30, 2000, the Company issued 200,000 shares (unaudited) of common stock for services valued at $225,000 (unaudited).

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly owned or majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Impairment of long-lived assets

The company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended June 30, 2001, many assets were considered impaired and the carrying amounts were reduced significantly. During the six months ended December 31, 2001, the Company determined that no assets were further impaired.

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

NOTE 2

Inventories consisted of the following:              December 30,    June 30,
                                                         2001          2001
                                                     (unaudited)

         Raw materials                               $         0   $ 1,360,000
         Work in process                                       0       201,000
         Finished goods                                  265,000     1,141,000
         Reserve for obsolescence                              0    (2,377,000)
                                                     ------------  ------------
                                                     $   265,000   $   325,000
                                                     ============  ============

NOTE 3 ACCRUED LIABILITIES

Accrued Liabilities consisted of the following:
         Salaries and related expenses               $1,000,000   $1,025,000
         Accrued legal                                  165,000      165,000
         Other                                          196,000      189,000
                                                     -----------  -----------
                                                     $1,361,000   $1,379,000
                                                     -----------  -----------

NOTE 4 COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in certain legal proceedings which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 5 RECENT SALE OF EQUITY SECURITIES

During the six months ended December 31, 2001, the Company sold 25,000 units to a current shareholder of the Company for $25,000. A unit consisted of 20 shares of common stock of the Company plus a warrant to purchase 10 shares of common stock for $.001, exercisable after March 25, 2002 if the ten day average of the stock price is under $.25 per share.

The Company also received $50,000 in exchange for a convertible note from its Executive Chairman. The note bears interest at 6% and can be converted at $.05 per share.

An employee of the Company has an option to purchase 900,000 shares at $0.05 per share in lieu of salary for the period ending 12-31-01.

Two directors of the Company have options to purchase 1,000,000 shares each at $0.05 per share.

The Company has agreed to issue options to the Executive Chairman in lieu of salary. The Chairman's stated annual salary is $150,000. He will receive 750,000 options at $.05 per share in lieu of salary for the period ending 12-31-01.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

         NET SALES. Net sales decreased by $362,000 or 75%, from $481,000 in the three months ended December 31, 2000 to $119,000 in the three months ended December 31, 2001. The decrease is due both to a reduction of DVG hardware systems sales and reduced service revenue, primarily from the Balkan operation. The revenue mix for the three months ended December 31, 2001 consisted of 36% Telephone and Internet services revenue and 64% hardware product sales.

         GROSS LOSS. Gross loss increased as a percentage of net sales to a loss of 51% for the three months ended December 31, 2001, from a gross loss of 37% of net sales for the corresponding period of 2000. The gross loss percentage increase can be attributed to fixed hardware and service overhead expenses spread over a smaller sales base.

         OPERATING EXPENSES. Operating expenses decreased by $1,234,000, or 80%, from $1,544,000 in the three months ended December 31, 2000 to $310,000 in the three months ended December 31, 2001. The decrease was primarily attributable to reduced salaries.

         OTHER INCOME (EXPENSE). Interest income decreased by $8,000, from $8,000 in the three months ended December 31, 2000 to zero in the three months ended December 31, 2001, due to decreased cash balances available to earn interest. Interest expense was $7,000 for the three months ended December 31, 2001, with $1,000 interest during the same period in 2000. Other components of other income (expense) were immaterial and were due to various non operating items.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000

         NET SALES. Net sales decreased by $692,000, or 76%, from $ 912,000 in the six months ended December 31, 2000 to $220,000 in the six months ended December 31, 2001. The decrease is due both to a reduction of DVG hardware systems sales and reduced service revenue. The revenue mix for the six months ended December 31, 2001 consisted of 70% Telephone and Internet services revenue and 30% hardware product sales.

         GROSS LOSS. Gross loss increased as a percentage of net sales to a loss of 64% for the six months ended December 31, 2001, from a gross loss of 41% of net sales for the corresponding period of 2000. The gross loss percentage increase can be attributed to fixed hardware and service overhead expenses spread over a smaller sales base.

         OPERATING EXPENSES. Operating expenses decreased by $2,551,000, or 78%, from $3,255,000 in the six months ended December 31, 2000 to $704,000 in the six months ended December 31, 2001. The decrease was primarily attributable to reduced salaries and a reduction of facilities.

         OTHER INCOME (EXPENSE). Interest income decreased by $15,000, from $15,000 in the six months ended December 31, 2000 to zero in the six months ended December 31, 2001, due to decreased cash balances available to earn interest. Interest expense increased by $12,000, from ($2,000) in the six months ended December 31, 2000 to ($14,000) in the six months ended December 31, 2001. Other components of other income (expense) were immaterial and were due to various non operating items.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $15,000 as of December 31, 2001. The sources of cash were provided primarily by issuance of equity securities, and to a lesser extent, collections of sales revenues. The Company has relied on sales of new shares and the exercise of warrants and options to supplement the funding of operations for an extended period of time.

Both Franklin Telecom and FNet have continued to experience losses. The Company has not currently been able to raise sufficient capital from sales of additional shares. Audit opinions for the past two fiscal years have advised that the Company may not be able to continue as a going concern.

The Company is currently in a survival mode. As of January 31, 2002 it held $23,000 of cash or cash equivalents. Current monthly cash consumption is approximately $50,000. Sales from FTC and the FNet division are approximately $25,000 per month. Management is currently deferring salary or taking options in lieu of salary. Recent non-operating cash funding has been contributed by the Company's chairman in the form of convertible debt.

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

Interest rate risk. At December 30, 2001, the Company's cash equivalents and short-term investments totaled approximately $15,000. Since the Company typically does not purchase fixed-income securities, its cash and cash equivalents are not subject to significant interest rate risk. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

In November 2001, two former employees filed a claim with the California labor board, claiming certain vacation and overtime was not paid to them. In January 2002, the labor board issued a judgment in the amount of $79,115. The Company has appealed the ruling and intends to contest it vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2001, the Company sold 25,000 units to a current shareholder of the Company for $25,000. A unit consisted of 20 shares of common stock of the Company plus a warrant to purchase 10 shares of common stock for $.001, exercisable after March 25, 2002 if the ten day average of the stock price is under $.25 per share.

The Company also received $50,000 in exchange for a convertible note from its Executive Chairman. The note bears interest at 6% and can be converted at $.05 per share.

An employee of the Company has an option to purchase 900,000 shares at $0.05 per share in lieu of salary for the period ending 12-31-01.

Two directors of the Company have options to purchase 1,000,000 shares each at $0.05 per share.

The Company has agreed to issue options to the Executive Chairman in lieu of salary. The Chairman's stated annual salary is $150,000. He is to receive options to purchase 750,000 shares at $.05 per share in lieu of salary for the three months ending 12-31-01.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(b)      Reports on Form 8-K
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                   Dated: February 14, 2002