Form 10-Q
period 2002-03-31
FRANKLIN TELECOMMUNICATIONS CORP
filed 2002-05-20
CIK 722572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  ------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK                  OUTSTANDING AT MAY 15, 2002
-----------------------------------                  ---------------------------
Common Stock, no par value                                      43,809,231
                     -----------------------------------------------------

Index
-----

Franklin Telecommunications Corp.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets  -
         March 31, 2002 (Unaudited) and  June 30, 2001

         Consolidated Statements of Operations (Unaudited) -
         Three months and nine months ended March 31, 2002 and 2001

         Consolidated Statements of Cash Flows (Unaudited) -
         Nine months ended March 31, 2002 and 2001

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements

                         FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 2002 (UNAUDITED) AND JUNE 30, 2001

                                                                                   MARCH 31,          JUNE 30,
                                                                                     2002               2001
                                                                                 -------------      -------------
                                                                                  (UNAUDITED)
                                   ASSETS
Current assets
  Cash and cash equivalents ...............................................      $     34,000       $     49,000
  Accounts receivable, less allowance for doubtful accounts $5,000 ........            46,000             21,000
  Other receivables .......................................................             1,000              1,000
  Note receivable (a portion due from a related party) ....................               -0-                -0-
  Inventories (Note 2) ....................................................           235,000            325,000
  Prepaid expenses ........................................................                 0             15,000
                                                                                 -------------      -------------
    Total current assets ..................................................           316,000            411,000
                                                                                 -------------      -------------
Property and equipment
  Machinery and equipment .................................................           278,000            442,000
  Furniture and fixtures ..................................................            59,000             80,000
  Computers and software ..................................................           166,000            867,000
                                                                                 -------------      -------------
                                                                                      503,000          1,389,000
  Less accumulated depreciation ...........................................            64,000            800,000
                                                                                 -------------      -------------
    Total property and equipment ..........................................           439,000            589,000
                                                                                 -------------      -------------
Licenses ..................................................................           163,000            391,000
                                                                                 -------------      -------------
Other assets ..............................................................            44,000             44,000
                                                                                 -------------      -------------
    Total assets ..........................................................      $    962,000       $  1,435,000
                                                                                 =============      =============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of capital lease obligations ............................      $     28,000       $     28,000
  Convertible promissory note (due to a related party) (Note 4) ...........           398,000            122,000
  Accounts payable ........................................................         1,714,000          1,554,000
  Accrued liabilities (Note 3) ............................................         1,436,000          1,379,000
                                                                                 -------------      -------------
    Total current liabilities .............................................         3,576,000          3,083,000

Long-term debt, (majority due to a related party) .........................           688,000            686,000
Capital lease obligations, net of current portion .........................               -0-                -0-
                                                                                 -------------      -------------
    Total liabilities .....................................................          4,264000          3,769,000
                                                                                 -------------      -------------
Contingencies (Note 5)
Shareholders' equity
  Preferred stock, no par value 10,000,000 shares authorized, Convertible
    Series C -0- (unaudited) and -0- shares issued and outstanding ........               -0-                -0-
  Common stock, no par value 90,000,000 shares authorized 43,809,231
    (unaudited) and 43,710,231 shares issued and outstanding ..............      $ 35,907,000         35,850,000
  Common stock committed, no par value 74,716 (unaudited) and 74,716 shares
    committed but not yet issued ..........................................           182,000             82,000
  Accumulated deficit .....................................................       (39,391,000)       (38,266,000)
                                                                                 -------------      -------------
    Total shareholders' deficit ...........................................      ($ 3,302,000)      $ (2,334,000)
                                                                                 -------------      -------------
    Total liabilities and shareholders' deficit ...........................      $    962,000       $  1,435,000
                                                                                 =============      =============

             The accompanying notes are an integral part of these financial statements.


                              FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 MARCH 31,                             MARCH 31,
                                                         2002                2001               2002               2001
                                                     -------------      -------------      -------------      -------------
                                                     (UNAUDITED)         (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
Sales
     Product ..................................      $          0       $     66,000            133,000       $    379,000
     Telephone and Internet services ..........           108,000            126,000            195,000            725,000
                                                     -------------      -------------      -------------      -------------
          Total sales .........................           108,000            192,000            328,000          1,104,000
                                                     -------------      -------------      -------------      -------------
Cost of sales
     Product ..................................                 0          1,064,000             60,000          1,638,000
     Telephone and Internet services ..........            68,000            230,000            368,000            942,000
                                                     -------------      -------------      -------------      -------------
          Total cost of sales .................            68,000          1,294,000            428,000          2,580,000
                                                     -------------      -------------      -------------      -------------
Gross profit (loss) ...........................            40,000         (1,102,000)          (100,000)        (1,476,000)
                                                     -------------      -------------      -------------      -------------
Operating expenses
     Research and development expenses ........                 0            245,000                  0          1,132,000
     Impairment of long-lived assets ..........                 0            444,000                  0            444,000
     Selling, general, and administrative
        Expenses ..............................           303,000            605,000           1007,000          2,973,000
                                                     -------------      -------------      -------------      -------------
          Total operating expenses ............           303,000          1,294,000           1007,000          4,549,000
                                                     -------------      -------------      -------------      -------------
Loss from operations ..........................          (263,000)        (2,396,000)        (1,107,000)        (6,025,000)
                                                     -------------      -------------      -------------      -------------
Other income (expense)
        Interest income .......................               ---                ---                ---             15,000
        Interest expense ......................             7,000                ---             21,000             (2,000)
        Gain (loss) on disposal of property and
           equipment ..........................               ---                ---              3,000             (3,000)
       Other income (expense) .................                 0              9,000                  0             (1,000)
                                                     -------------      -------------      -------------      -------------

          Total other income (expense) ........            (7,000)             9,000            (18,000)             9,000
                                                     -------------      -------------      -------------      -------------
Net loss ......................................      $   (270,000)      $ (2,387,000)      $ (1,125,000)      $ (6,016,000)
                                                     =============      =============      =============      =============
Basic and diluted loss per common share .......      $       (.01)      $       (.06)      $       (.03)      $       (.15)
                                                     =============      =============      =============      =============
Weighted average common shares
   outstanding used to compute basic
    and diluted loss per common share .........        43,809,232         42,456,352         43,789,751         39,411,068
                                                     =============      =============      =============      =============

                  The accompanying notes are an integral part of these financial statements.


               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                               -----------------
                                                                   MARCH 31,
                                                                   ---------
                                                             2002              2001
                                                         ------------      ------------
                                                          (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................      ($1,125,000)      $(6,016,000)
Adjustments to reconcile net loss to net cash
   Used in operating activities
     Depreciation and amortization ................          378,000           565,000
     Provision for loss on obsolete inventory .....                -         1,133,000
     Provision for loss on doubtful accounts ......                -            38,000
     Stock issued for services rendered ...........                -           325,000
     (Gain) loss on disposal of property and equip            (3,000)           (3,000)
     Loss on impairment of long-lived assets ......                -           444,000
(Increase) decrease in
     Accounts receivable ..........................          (25,000)           20,000
     Other receivables ............................                -           (36,000)
     Inventories ..................................           90,000           293,000
     Prepaid expenses .............................           15,000           (18,000)
Increase (decrease) in
     Accounts payable .............................          160,000          (202,000)
     Accrued liabilities ..........................           59,000          (103,000)
                                                         ------------      ------------
Net cash used in operating activities .............         (451,000)       (3,560,000)
                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment ...............                -           (78,000)
Sale of assets ....................................            3,000                 -
                                                         ------------      ------------
Net cash used in investing activities .............            3,000           (78,000)
                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable ...........          376,000           100,000
Proceeds from exercise of stock options and
  warrants ........................................                -             4,000
Proceeds from sale of common stock ................           57,000         2,485,000
Payments on capital lease obligations .............                -           (26,000)
                                                         ------------      ------------
Net cash provided by financing activities .........          433,000         2,563,000
                                                         ------------      ------------
Net increase (decrease) in cash and equivalents ...          (15,000)       (1,075,000)

Cash and cash equivalents, beginning of the period            49,000         1,275,000
                                                         ------------      ------------

Cash and cash equivalents, end of the period ......      $    34,000       $   200,000
                                                         ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                             2002              2001
                                                         -----------       -----------

Interest paid .....................................      $        -0-      $     2,000
                                                         ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES.

     Subsequent to the nine months ended March 31, 2002, the Company issued
850,000 shares (unaudited) of common stock for services valued at $45,000
(unaudited) and 333,000 shares for services valued at $17,000 - both for legal fees.

   The accompanying notes are an integral part of these financial statements.

               FRANKLIN TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS AND ORGANIZATION

         Franklin Telecommunications Corp. ("Franklin") and its subsidiaries (collectively the "Company") manufacture and distribute data and telephony communications, access and connectivity products for IP Telephony networks, T-1 and X.25 wide-area networks and provide IP Telephony and Internet services through its majority-owned subsidiary, FNet Corp. ("FNet") See Note 5. The Company's customers are located predominantly in the United States, Canada, Australia, South America and parts of Europe in a wide range of industries including financial services, government, telephone services and manufacturing.

   BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. On April 5, 2002 FNet voluntarily filed a petition under Chapter 11 of the U.S. Bankruptcy Code in order to reorganize its operations and financial structure.

   PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Franklin Telecommunications Corp. and its wholly owned or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the nine months ended March 31, 2001, the Company recognized $104,000 (unaudited) as an impairment loss related to licenses which the Company is no longer using and $340,000 (unaudited) as an impairment loss related to FNet discontinuing its satellite telephone network in the Balkan region.

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

                                                                                   For the Nine Months Ended
                                                                                           March 31,
                                                                                ---------------------------------
                                                                                      2002             2001
                                                                                -------------    ----------------
                                                                                 (unaudited)        (unaudited)
        Options outstanding under the Company's stock option plans               1,880,250         1,880,250
        Options granted outside the Company's stock option plans                 5,997,500         1,630,000
        Convertible notes payable                                                  398,000           833,333
        Warrants issued in conjunction with convertible notes payable            2,000,000         1,000,000
        Warrants issued in conjunction with various private placements             200,000         5,800,267
        Warrants issued as offering costs for convertible notes payable                -0-           100,000


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

NOTE 2--INVENTORIES

         Inventories consisted of the following:

                                MARCH 31,           JUNE 30,
                                  2002                2001
                                  ----                ----

                              (UNAUDITED)
Raw materials...........          -0-              $ 1,360,000
Work in process.......            -0-                  201,000
Finished goods...........         235,000            1,141,000
                            --------------         ------------
Reserve for Obsolescence          -0-               (2,377,000)
                            --------------         ------------
          Total..........         235,000          $   325,000
                            ==============         ============

NOTE 3--ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                            MARCH 31,             JUNE 30,
                                              2002                 2001
                                              ----                 ----

                                           (UNAUDITED)
Salaries and related expense              $ 1,083,000           $ 1,025,000
Leases                                        165,000               165,000
Other accrued liabilities                     190,000               189,000
          Total..........                 $ 1,438,000           $ 1,379,000
                                          ============          ============

NOTE 4--CONVERTIBLE PROMISSORY NOTE

         During the nine months ended March 31, 2002, the Company issued four convertible promissory notes to the Company's Executive Chairman. Each note is convertible into the Company's Common Stock. Each note bears interest at 6% per annum.

         The first note is for $19,000, and is due on July 10, 2002. The conversion price is $0.05 per share, which was the fair market value of the Company's common stock at the date of issuance.

         The second note is for $50,000 and is due on November 7, 2002. The conversion price is $0.05 per share, which was the fair market value of the Company's common stock at the date of issuance

         The third note is for $127,000 is due on January 17, 2003. The conversion price is $0.04 per share, which was the fair market value of the Company's common stock at the date of issuance.

         The fourth note is for $40,000, and is due on February 25, 2003. The conversion price is $0.04 per share, which was the fair market value of the Company's common stock at the date of issuance. In addition, the payee will receive a Warrant to purchase 1,000,000 shares of Common Stock of the Company exercisable until July 15, 2003 at the price of $.04, subject to adjustment as provided below: if the 10 day average price of the Company's Common Stock (between April 15, 2002 and the close of business on April 25, 2002) is below $.25 per share, the exercise price will be $.01.

         During the nine months ended March 31, 2002, the Company issued a convertible promissory note of $40,000 to a director of the Company, which is convertible into the Company's common stock. Interest at 6% per annum and principal are due on February 25, 2003. If the note holder elects to convert the debt into common stock, the conversion price for each share will equal $0.04 per share, which was the fair market value of the Company's common stock at the date of issuance. In addition, the Payee will receive a Warrant to purchase 1,000,000 shares of Common Stock, exercisable until July 15, 2003 at the price of $.04, subject to adjustment as provided below: if the 10 day average price of the Company's Common Stock (between April 15, 2002 and the close of business on April 25, 2002) is below $.25 per share, the exercise price will be $.01

NOTE 5--COMMITMENTS AND CONTINGENCIES

Company Subsidiary FNet Corp. filed chapter 11.
-----------------------------------------------
         On April 5th, 2002 FNet voluntarily filed a petition under Chapter 11 of the U.S. Bankruptcy Code in order to reorganize its operations and financial structure. Chapter 11 status enables FNet to continue to offer and provide broadband and Internet services to its customers without interruption while reorganizing its debt and capital structure under court supervision. This action was taken due to several carrier's continued invoicing for canceled circuits for a period of over 14 months. Efforts to reconcile this matter with 5 carriers failed with 4 of them. One of these efforts was successful resulting in a $586,000 reduction.

         We believe the balance of about $1,714,000, of which $1,100,000 is detailed below will also be settled to a near zero balance. Of this $1,714,000 in trade payables most is for FNet which we expect will reduce these payables to a much lower level, either from reconciling the payables with the various vendors or through the Chapter 11 proceedings.
The Company owns about 65% of FNet.

Service Agreement - FNet (Largest single dispute).
--------------------------------------------------
         During the nine months ended March 31, 2001, FNet Corp. entered into a five-year service agreement with a satellite service provider to operate uplink and downlink earth stations between the United States and the Balkan region. The estimated fee for the project is $1,236,000. As of March 31, 2001, the Company had violated certain terms and conditions of the service agreement. As such the agreement was canceled but calls for immediate payment of the remaining fee for the project of approximately $1,100,000 million. FNet is currently in negotiations to settle with the service provider for this and other payables within the guidelines of the Chapter 11 reorganization.

Litigation
----------
         The Company is not currently as of May 15, 2002 involved in any legal proceedings except the subsidiary Chapter 11 filing.

         In November 2001, NEC filed a lawsuit against the Company alleging breach of contract for $43,000 plus fees still due on a lease for a PBX. This action was settled in April, 2002 for $20,000.

         In November 2001, two former employees filed a claim with the California labor board, claiming certain vacation and overtime was not paid to them. In January 2002, the labor board issued a judgment in the amount of $79,115.. The Company, on appeal settled the case in April 2002 for $53,000. The company's legal fees of $17,000 were paid for with 333,000 shares of FTC Stock.

 NOTE 6--RECENT SALE OF EQUITY SECURITIES

During the three months ended March 31, 2002, the Company did not complete any significant common stock transactions of previously unissued common shares. However, in April 2002 the company issued 850,000 shares of common stock for services valued at $42,500. In addition, the company issued 333,000 shares of common stock for services valued at $17,000, both for legal fees.

During the nine months ended March 31, 2002, (on September 14, 2001) the Company issued 32,000 units at the price of $1.00 per unit to purchase Common Stock. Each Unit consists of: a) Twenty shares of the Common Stock of Franklin Telecommunications Corp., and b) a Warrant to purchase ten shares of Common Stock at the price of $.001 exercisable after March 25, 2002 if the 10 day average price of FCM is below $.25 per share.

During the nine months ended March 31, 2002, (on October 4, 2001) the Company issued of 10,000, units at the price of $1.00 per unit purchase Common Stock. Each Unit consists of: a) Twenty shares of the Common Stock of Franklin Telecommunications Corp., and b) a Warrant to purchase ten shares of Common Stock at the price of $.001 exercisable after March 25, 2002 if the 10 day average price of FCM is below $.25 per share.

During the nine months ended March 31, 2002, (on October 10, 2001) the Company issued of 5,000, units at the price of $1.00 per unit purchase Common Stock. Each Unit consists of: a) Twenty shares of the Common Stock of Franklin Telecommunications Corp., and b) a Warrant to purchase ten shares of Common Stock at the price of $.001 exercisable after March 25, 2002 if the 10 day average price of FCM is below $.25 per share.

During the nine months ended March 31, 2002, (on November 15, 2001) the Company issued of 10,000, units at the price of $1.00 per unit purchase Common Stock. Each Unit consists of: a) Twenty shares of the Common Stock of Franklin Telecommunications Corp., and b) a Warrant to purchase ten shares of Common Stock at the price of $.001 exercisable after March 25, 2002 if the 10 day average price of FCM is below $.25 per share.

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

In addition to manufactured solutions, the Company maintains a Network Operations Center that provides both "on -net" and "off-net" connectivity for the Company's equipment customers. The Network Operations Center could interconnect the Company's customers on a global basis. The Network Operations Center includes Internet access facilities and a Class 4 circuit switch although it is not in use at this time. The center could interconnect with three International Record Carriers and is capable of completing a voice call to any phone in the world. The Company plans to offer its equipment and services to customers who own Cisco VoIP gateways for the purpose of billing and control management.

On April 5th, 2002 FNet, a subsidiary of the Company voluntarily filed a petition under Chapter 11 of the U.S. Bankruptcy Code in order to reorganize its operations and financial structure. Chapter 11 status enables FNet to continue to offer and provide broadband and Internet services to its customers without interruption while reorganizing its debt and capital structure under court supervision. This action was taken due to the fact that several carriers continued invoicing for canceled circuits for a period of over 14 months. Efforts to reconcile these disputed amounts with 5 carriers failed with 4 of them. One of these efforts was successful due the the efforts of our auditors pressing the carrier for a written acknowledgement of the debt, which was reconciled from $586,000 to $0. Of the $1,750,000 in trade payables for FNet we expect the result will resolve these amounts to a much lower level, either from reconciling the payables with the various vendors or through the Chapter 11 proceedings. The Company owns about 65% of Fnet.

The Company plans to restructure its finances and a seek merger or other business combination with a company in the same general business with a good customer base and sales capability, which could lead to greatly increased revenue by taking advantage of the rich product and technology assets in Franklin.

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

As with any line of business, there can be no assurance that the VOIP products will gain widespread market acceptance or be profitable. In addition, there can be no assurance that new hardware products and services developed by others will not render the Company's hardware products and services noncompetitive or obsolete.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2001

         NET SALES. Net sales decreased by $84,000, or 43%, from $192,000 in the three months ended March 31, 2001 to $108,000 in the three months ended March 31, 2002. The decrease is due both to a reduction of DVG hardware systems sales and reduced service revenue. The revenue for the three months ended March 31, 2002 consisted of 100% Telephone and Internet services revenue.

         GROSS PROFIT. The Company generated a gross profit of $40,000 for the quarter ended March 31, 2002, compared to a gross loss of $1,102,000 for the corresponding period of 2001. The improvement relates to the costs written off in 2001 as well as the reduced costs of operating the internet system.

         OPERATING EXPENSES. Operating expenses decreased by $991,000, or 76%, from $1,294,000 in the three months ended March 31, 2001 to $303,000 in the three months ended March 31, 2002. The decrease was primarily attributable to a reduced number of employees.

         OTHER INCOME (EXPENSE). Interest income was zero in the three months ended March 31, 2001 and also zero in the three months ended March 31, 2002, due to reduced cash balances available to earn interest. Interest expense increased by $7,000, from $0 in the three months ended March 31, 2001 to $7,000 in the three months ended March 31, 2002. Other components of other income (expense) were immaterial and were due to various non operating items.

   NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

         NET SALES. Net sales decreased by $776,000, or 70%, from $1,104,000 in the nine months ended March 31, 2001 to $328,000 in the nine months ended March 31, 2002. The decrease is due to a reduction of DVG hardware systems sales. The revenue mix for the nine months ended March 31, 2002 consisted of 60% Telephone and Internet services revenue and 40% hardware product sales.

         GROSS LOSS. The Company recorded a gross loss of $100,000 more than a 90% decline from the loss on sales of $1,476,000 incurred in the nine months ended March 31, 2001. The loss in the prior year was higher due to the write off of almost $1,000,000 in inventory and the higher costs of operation of the internet system.

         OPERATING EXPENSES. Operating expenses decreased by $3,542,000, or 78%, from $4,549,000 in the nine months ended March 31, 2001 to $1,007,000 in the nine months ended March 31, 2002. The primary reason for the decrease was due to a severe reduction in staff and facilities during the nine months ended March 31, 2002.

         OTHER INCOME (EXPENSE). Interest income decreased by $15,000 from $15,000 in the nine months ended March 31, 2001 to -0- in the nine months ended March 31, 2002, due to reduced cash balances available to earn interest. Interest expense increased by $6,000 from ($3,000) in the nine months ended March 31, 2001 to $3,000 in the nine months ended March 31, 2002, due primarily to interest rates. Other components of other income (expense) were immaterial and were due to various non operating items.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at March 31, 2002 were $34,000 and the working capital deficit was over $3,000,000. The FNet segment of the Company has declared bankruptcy in April 2002 and management is hopeful that the restructuring will reduce the working capital deficit significantly. The Company will need to obtain outside financing in order to continue its operations. The Company has been able to borrow from officers and a shareholder to keep the employees and the facility working at a minimum level of cash outlay. However, management believes the Company will need additional outside financing to achieve its short and mid-term capital requirements.

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

         INTEREST RATE RISK. At March 31, 2002, the Company's cash equivalents and short-term investments totaled approximately $34,000. Since the Company typically does not purchase fixed-income securities, its cash and cash equivalents are not subject to significant interest rate risk. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

                                            FRANKLIN TELECOMMUNICATIONS CORP.

                                            By  /s/ MARTIN S. ALBERT
                                              ----------------------------------
                                              Martin S. Albert
                                              Chief Executive Officer

                                            Dated: May 15, 2002

                                            By /s/   FRANK W. PETERS
                                              ----------------------------------
                                              Frank W. Peters
                                              Acting Chief Financial Officer

                                            Dated: May 15, 2002