Form 10KSB
period 2005-06-30
FRANKLIN WIRELESS CORP
filed 2006-05-23
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11616

                             FRANKLIN WIRELESS CORP.
                 (Name of small business issuer in its charter)

                 California                         95-3733534
                 ----------                         ----------
        (State or other jurisdiction            of (I.R.S. Employer
       incorporation or organization)           Identification No.)

        9853 Pacific Heights Blvd., Suite N, San Diego, California 92121
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's Telephone Number: (858) 623-0000

        Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: Common
                            Stock, without par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $302,069

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days: $2,116,382 as of April 21, 2006.

State the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

    TITLE OF EACH CLASS OF COMMON STOCK            OUTSTANDING AT April 15, 2006
    -----------------------------------            -----------------------------
      Common Stock, without par value                      835,040,550

Transitional Small Business Disclosure Format (Check one) Yes [ ]; No [X]

                             FRANKLIN WIRELESS CORP.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005


                                                                        Page No.
                                                                        --------

Introduction and Note on Forward Looking Statements ....................    2

                                     PART I

Item 1     Description of Business .....................................    3
Item 2     Description of Property .....................................    5
Item 3     Legal Proceedings ...........................................    6
Item 4     Submission of Matters to a Vote of Security Holders .........    6

                                    PART II

Item 5     Market for Common Equity and Related Stockholder Matters ....    6
Item 6     Management's Discussion and Analysis or Plan of Operation ...    7
Item 7     Financial Statements ........................................   11
Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure ....................................   11
Item 8A    Controls and Procedures .....................................   11
Item 8B    Other Information ...........................................   12

                                    PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(b) of the Exchange Act ...........   12
Item 10    Executive Compensation ......................................   13
Item 11    Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters ..................   13
Item 12    Certain Relationships and Related Transactions ..............   14
Item 13    Exhibits.....................................................   14
Item 14    Principal Accountant Fees and Services ......................   14

Signatures  ............................................................   15

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

Franklin Wireless Corp. (the "Company" or "Franklin" or "our" or "we") is a California corporation; its principal executive office is located at 9853 Pacific Heights Blvd. Suite N, San Diego, CA 92121.

You should keep in mind the following points as you read this Report on Form 10-KSB:

         o the terms "we," "us," "our" or the "Company" refer to Franklin Wireless Corp. and its subsidiary;

         o our fiscal year ends on June 30; references to fiscal 2005 and fiscal 2004 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Annual Report on Form 10-KSB contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions "Business," "Management's Discussion and Analysis or Plan of Operation", and elsewhere in this Annual Report on Form 10-KSB. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business." These forward looking statements are made only as of the date of this Annual Report on Form 10-KSB. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

         At Franklin Wireless Corp., we design, build and market broadband high speed data communication products, such as 3rd Generation wireless module and modems. Franklin is dedicated to serving the global wireless community by becoming a leading developer/marketer of wireless communications devices and enabling technologies, as well as an applications provider catering to the dynamic needs of its customers, global wireless carriers. Franklin's wireless voice and data products include wireless USB modems, PC cards, embedded modules, and standalone broadband modems used for high-speed voice and data services. The basis for most of our products is Code Division Multiple Access (CDMA) technology. In addition, as a wireless technologies/applications provider, Franklin offers services designed to meet specific needs of each of its customers.

We are committed to developing a reputation for:

         o Developing next-generation wireless communications products at affordable prices and ensuring timely and reliable product delivery
         o Flexibility in providing wireless enabling technologies that satisfy the specific needs of each carrier and
         o Deploying client-specific, value-enhancing, wireless applications

         In addition, we provide service for our technology to vertical application companies. Accordingly, the Company acts as a wireless solution provider and enabler. The Company is in the position of a solution provider to electronic consumer product companies, and is in the position of an enabler of new markets and products to technology providers.

         Our products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. Our customers are located primarily in the United States, Canada, South America, Asia, and parts of Europe, in a wide range of industries including cellular operators, government agencies, PC manufacturers, and application integrators. In summary, Franklin's products are marketed to cellular operators for end-users as well as to the handheld computer industry, automotive industry, telemetry and other vertical markets.

OUR STRUCTURE

         Franklin Wireless, headquartered in San Diego, California, is comprised of two segments: a San Diego-based business unit, including corporate functions, and a Korea-based business unit mainly to support the manufacturing of products.

         The San Diego office is principally composed of marketing, sales, operations, finance and administrative support. It is responsible for all customer-related activities, such as marketing communications, product planning, product management and customer support, along with sales and business development activities on a worldwide basis.

         The Korea-based business unit is a wholly owned subsidiary, and is responsible for researching wireless subscriber terminal devices and supporting manufacturing of wireless broadband devices. This entity has been inactive since August 2003.

OUR PRODUCTS AND SERVICES

         We offer two distinct product segments: our CDMA 1xEVDO Embedded Module and USB/PC card Modem Segment, and our Engineering Development and Supporting Segment.

         Our CDMA Embedded Module and USB/PC Card Segment represents our greatest growth opportunity. In 2004, the market for embedded wireless modules grew at an unprecedented rate, especially in the GSM space. The extraordinary success of the GSM module companies has paved the way for an equally successful module venture based on the CDMA technology that has been widely adopted, and is expected to occupy more than 40% of the global wireless market share in 2006. However, CDMA technology is highly complex, and few companies possess the expertise required to develop CDMA products. Accordingly, only a few CDMA companies are capable of creating CDMA modules and seizing this opportunity.

         We believe that over the next four years, the CDMA embedded module market will represent approximately a $40 billion opportunity. To support this rapidly expanding market, major wireless device manufacturers are planning to integrate embedded CDMA modules into their application products. The current GSM subscriber base also represents a substantial potential market opportunity for CDMA modules. Since the next-generation (3G) wireless technologies are based on the CDMA technology, GSM developers will soon be required to add CDMA capabilities to their devices.

         In this rapidly growing market segment, the Company currently has two products: a dual-band (800/1900Mhz) embedded module/modem for the US and Latin America markets, and a single band (800Mhz) module/modem for the Latin America market. All of the present products are based on Qualcomm's MSM 5100/5500 technology. The Company plans to market its existing 1x EVDO embedded modem and USB/PCMCIA modem products to operators in the US and Latin America during 2006. In addition, the Company is in the process of developing a dual band USB modem, stand-alone wireless terminal and PCMCIA card based on Qualcomm's 1x EV-DO 6500 technology. Working with its Korean development partner CMOTech, Inc., the Company has initiated the development of a single band PC card and USB modem access device, as well as a stand-alone wireless modem based on Qualcomm's 5500 series and 6500 series chipset. Accordingly, our product lines have been expanded to address the US and Latin American markets.

         In the next few years, we see great potential for our new line of CDMA 1x EV-DO based products. For the first time, 1x EV-DO will provide users with broadband speeds (up to 2.4Mbhpz) wirelessly in wide-area coverage. This third generation, or 3G, technology is just now being deployed commercially by major US wireless carriers committing to a nationwide 1x Ev-Do network deployment, as well as other wireless carriers planning to incorporate Qualcomm's CDMA 2000 1x EV-DO as their 3G data standard. 1x EV-DO is particularly advantageous in regions as an alternative to wired broadband (e.g., DSL and cable) and in regions where wired broadband access is simply unavailable despite the need and demand for such services. Franklin aims to work closely with carriers deploying 1x EV-DO in order to develop the 3G terminals that best meet their commercial needs in the US and Latin American market.

         Franklin's Engineering Development and Supporting Segment collaborates with major carriers and wireless product manufacturers and provides them with solutions that meet their specific needs. This segment provided majority of our revenue in past years. However, Franklin believes that the ODM market is experiencing consolidation and rapid changes, making it less attractive to Franklin. Therefore, the management has elected to focus Franklin's resources on the module business segment. This shift in focus aligns our marketing resources and engineering capabilities behind our core product business units.

SALES AND MARKETING

         We market our products through two channels: directly to operators and indirectly, through strategic partners. Most of our sales to wireless carriers and OEMs are sold directly by our sales force.

         There are three steps to test and sell the data products with carriers:
CDG1 (CDMA Development Group Stage 1), CDG 2 and CDG 3. The Company is currently testing the 1x EVDO USB modem with one of major carriers in the US and ten CDMA carriers in Latin America. Some units have been shipped to carriers in Latin America as samples. Current tests are all CDG 3 step as of April 15, 2006.

         The carriers are interested in 1x EVDO single and dual band USB modem product for laptop computers or handheld devices equipped with USB but not equipped with PCMCIA slots. The Company's CDU-550 and CCU-550 are the first products to access the internet over CDMA 1xEVDO network with a USB modem. These products are designed for the users to browse the internet and send and receive e-mail anywhere and anytime in the CDMA 1xEVDO network. The Company has introduced a stand-alone modem for application companies, such as wireless security and telemetric companies, as well as the convergence product, EVDO Access Point which was combined with EVDO and WiFi solution. The EVDO access point product is designed for the small office or home using several PCs at the same time.

ASSEMBLY AND MANUFACTURING OPERATIONS

         The Company's main facility is located in San Diego, California. Assembly of the Company's products has ordinarily been contracted out to overseas electronics manufacturing companies in South Korea. In May 2005, the Company entered into an agreement with C-Motech Co. Ltd. located in South Korea, for the manufacture of the products. Under the manufacturing and supply agreement, CMotech provides the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service.

EMPLOYEES

         As of June 30, 2005, the Company had four full time employees and one part time employee. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes its relations with the employees to be amicable.

RISKS RELATED TO OUR BUSINESS

         WE HAVE A HISTORY OF LOSSES. We have experienced significant operating losses and negative cash flows during our last two fiscal years. If our revenues and gross margins do not improve, we may incur additional significant net losses and negative cash flows from operations.

         WE OPERATE IN AN INTENSIVELY COMPETITIVE FIELD. The wireless broadband data access market is highly competitive, and we may be unable to compete effectively. Our primary competitors are Sierra Wireless, Novatel Wireless and Option International. Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. To survive and be competitive, we will need to continuously invest in research and development, sales and marketing, and customer support. Increased competition could result in price reduction and smaller customer orders. Our failure to compete effectively could seriously harm our business.

         WE OPERATE IN A FIELD WITH RAPIDLY CHANGING TECHNOLOGY. If we are unable to predict and comply with evolving wireless standards, our ability to introduce and sell new products will be adversely affected. At the same time, if we fail to develop and introduce products on time, we may lose customers and potential product orders.

         WE DEPEND ON THE DEMAND FOR WIRELESS NETWORK CAPACITY. The demand for our products is completely dependent on the demand for broadband wireless access to networks. If wireless operators do not deliver acceptable wireless service, our product sales may dramatically decline. Thus, if wireless operators experience financial or network difficulties, it will likely reduce demand for our products.

         WE RELY ON A SINGLE SOURCE FOR THE MANUFACTURE OF OUR PRODUCTS. We rely on a single source to design, manufacture and supply our products, which exposes us to a number of risks and uncertainties outside our control. Due to our lack of working capital, we rely on CMotech to manufacture and deliver all our products. Any significant changes in CMotech, such as a change in ownership, operations or financial status may cause difficulties in our ability to deliver products to customers on a timely basis.

         OUR PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES. Due to our financial difficulties, we are experiencing long-lead times to ship products to our customers, often in excess of 45 days. This could cause us to lose customers, who may be able to secure faster delivery times from our competitors, and require us to maintain higher levels of working capital.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases approximately 2,000 square feet office space in, San Diego, California, at a monthly rent of $2,040. The lease expires on April 30, 2007. Our facility is covered by appropriate level of insurance and we believe it to be suitable for its respective use and adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS

         During June 2005, the Company's landlord filed a suit against the Company alleging that the Company defaulted under the lease when the Company failed to pay rent. The action was settled, with the Company agreeing to pay $9,308, to be paid in twelve equal monthly installments starting on December 6, 2005.

         In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on the Company's consolidated financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during either of the two past fiscal years.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the "pink sheets" under the trading symbol "FKLT". The following table sets forth the range of high and low bid quotation per share for the common stock as reported during the fiscal years ending June 30 2004 and 2005. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

                                                              HIGH      LOW
                                                              ----      ---
     June 30, 2004
     -------------
         First Quarter...................................     .090     .004
         Second Quarter..................................     .060     .028
         Third Quarter...................................     .049     .015
         Fourth Quarter..................................     .055     .015

     June 30, 2005
     -------------
         First Quarter...................................     .035     .012
         Second Quarter..................................     .014     .007
         Third Quarter...................................     .010     .004
         Fourth Quarter .................................     .038     .002

         The Company has never declared or paid any dividends on its Common Stock and does not expect to declare or pay any cash dividends in the foreseeable future.

         As of June 30, 2005, the Company had approximately 750 shareholders of record. Since many of the shares of the Company's common stock are held by brokers and other institutions on behalf of stockholders, it is impossible to estimate the total number of beneficial holders represented by these record holders.

RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended June 30, 2005, the Company completed the following common stock transactions of previously unissued common shares:

         o In connection with the hiring of a Chief Executive Officer ("CEO") of the Company in March 2005, the Company issued 20,000,000 shares of common stock, valued at $0.005 per share (or $100,000) to the CEO. Also, the Company issued warrants to purchase 45,000,000 shares, at an exercise price of $0.001 per share, subject to certain performance standards during the first year of employment. Of the warrants, 20,000,000 shares are subject to the CEO's ability to obtain contracts from customers for more than $2,000,000 and 25,000,000 shares are subject to the CEO's ability to obtain external investments of more than $500,000 during the first year of the CEO's employment. Subsequently, none of the performance was met and as a result, all of the warrants were forfeited.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

BUSINESS OVERVIEW

         Franklin Wireless Corp. ("Franklin" or the "Company") designs, builds and markets broadband high speed data communication products, such as 3rd Generation wireless module and modems. In addition, we provide service for our technology to vertical application companies. The Company acts as a wireless solution provider and enabler. The Company is in the position of an enabler of new markets and products to technology providers. The Company is in the position of a solution provider to electronic consumer product companies.

         The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. Our customers are located primarily in the United States, Canada, South America, Asia, and parts of Europe, in a wide range of industries including cellular operators, government agencies, PC manufacturers, and application integrators. In summary, the Company's products are marketed to cellular operators for end-users as well as to the handheld computer industry, automotive industry, telemetry, and other vertical markets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the consolidated financial statements (included in this Annual Report on Form 10-KSB) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to our allowance for doubtful accounts, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

         The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its financial statements:

REVENUE RECOGNITION

         The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers. The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment which is covered by the Company's vendor. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgments and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

         Computers and software                      5 years
         Machinery and equipment                     5 years
         Furniture and fixtures                      5 years

         Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

LICENSES

         Licenses are stated at cost and are amortized using the straight-line method over the license periods of five years.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of June 30, 2004, the Company deemed that certain long-lived assets were impaired and wrote off $478,904. As of June 30, 2005, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

         The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment which is covered by the Company's vendor. These products are shipped directly from the vendor to the customers. As a result, the Company does not accrue any warranty expenses.

ADVERTISING AND MARKETING COSTS

         The company expenses the costs of advertising and marketing as incurred. The Company incurred no advertising and marketing expenses during the years ending June 30, 2005 and 2004, respectively.

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

RESULT OF OPERATIONS

         The following table sets forth, for the fiscal years ended June 30, 2005 and 2004, selected consolidated statements of operations data expressed as a percentage of sales:

                                                     2005           2004
                                                     -------------  ------------
Net sales                                            100.0%         100.0%
Cost of goods sold                                   68.7%          93.6%
                                                     -------------  ------------
Gross profit                                         31.3%          6.4%
Selling, general and administrative expenses         237.7%         106.2%
Research and development                             8.0%           3.9%
                                                     -------------  ------------
Loss from operations                                 -214.4%        -103.7%
Other expense, net                                   -1.5%          -32.4%
                                                     -------------  ------------
Net loss before income taxes                         -215.9%        -136.1%
Provision for income taxes                           0.3%              0.1%
                                                     -------------  ------------
Net loss                                             -216.2%        -136.2%
                                                     =============  ============

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004

NET SALES - Net sales decreased by $1,376,199, or 82.0%, from $1,678,268 for the year ended June 30, 2004 to $302,069 for the year ended June 30, 2005. The overall decrease can be attributed to the Company's business strategy that shifted itself from being a product engineering company to a product development/marketing company. During this period the Company focused its efforts and resources on the design of CDMA module and modem products, which resulted in a decrease in sales.

GROSS PROFIT - Gross profit increased in terms of net sales percentage as the percentage of gross profit was 31.3% for the year ended June 30, 2005, compared to 6.4% for the corresponding period of 2004. The gross profit percentage increase can be attributed to its shift from being a product engineering company to a product development/marketing company. During our first year as the developer of our own mobile phone products, we spent more than the expected cost to develop and manufacture the products, including numerous re-works, re-developments, and other product related activities, all of which contributed to the low gross profit margin for the fiscal year 2004. . Selling, General, and Administrative - Selling, general, and administrative expenses decreased by $1,063,471 or 59.7%, from $1,781,630 for the year ended June 30, 2004 to
$718,159 for the year ended June 30, 2005. The decrease can be attributed to decreased sales/marketing efforts, reducing engineering expense, accounting charges and cost savings resulting from reduction of the general and administrative infrastructure.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $40,664 or 62.7%, from $64,864 for the year ended June 30, 2004 to $24,200 for the year ended June 30, 2005. The decrease was mainly attributable to the design of CDMA modules and modems, rather than full GSM phone design.

OTHER EXPENSE, NET - Other expenses decreased by $540,011 or 99.2%, from $544,525 for the year ended June 30, 2004 to $4,514 for the year ended June 30, 2005. The decrease was due to losses on impairment of fixed assets and intangible assets of $478,904 for the year ended June 30, 2004. There were no losses on impairment of fixed assets and intangible assets for the fiscal year ended June 30, 2005.


GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $653,242 and had negative cash flows from operations of $413,516 for the year ended June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The Company's attainment of profitable operations is dependent upon its obtaining adequate debt and equity financing and achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management plans to raise additional equity capital, continue to develop its products, and market the products.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $169,506 to $39,542 as of June 30, 2005 compared to $209,048 as of June 30, 2004. The cash sources came primarily from issuance of equity securities, and to a lesser extent, collections of sales revenues. The Company has relied on sales of new shares to supplement the funding of operations for an extended period of time. The Company's working capital decreased by $940,944 as we continued to invest in our development and business development efforts and fund the loss incurred in 2005 and 2004.

The Company believes that its current working capital deficit of $718,531 and anticipated working capital to be generated by future operations will not be sufficient to support the Company's working capital requirements through least June 30, 2006.

OPERATING ACTIVITIES - Net cash used in operating activities amounted to $413,516 in 2005 and $1,675,222 in 2004. The decrease from the prior period relates mainly to lower amounts used in research and development service by stopping the service and focused in the research and development for the Company's own module and write-off of fixed assets and intangible assets of $478,904 as they were deemed to be impaired as of June 30, 2004.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $4,000 in 2005, consisting of capital expenditures. Net cash used in investing activities in 2004 totaled $1,829 consisting of capital expenditures.

FINANCING ACTIVITIES - Net cash provided by financing activities in 2005 totaled $248,010, consisting of proceeds of $218,010 from the issuance of Common Stock and additional borrowings from stockholders of $30,000.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Our principal future obligations and commitments as of June 30, 2005, include the following:

         LEASES

         The Company leases its administrative facilities under a non-cancelable operating lease that expires on April 30, 2007. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment by the Company of common area costs. Rent expense related to the operating lease was $37,103 and $51,467 for the years ended June 30, 2005 and 2004, respectively.

         The Company also leases certain test equipment and an automobile under an operating lease. Lease expenses related to these items were $4,840 and $22,053 during the years ended June 30, 2005 and 2004, respectively.

         LITIGATION

         During June 2005, the Company's landlord filed a suit against the Company alleging that the Company defaulted under the lease when the Company failed to pay rent. The action was settled, with the Company agreeing to pay $9,308, to be paid in twelve equal monthly installments starting on December 6, 2005. This balance has been accrued in the current and long-term liabilities in the balance sheet as of June 30, 2005.

         In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on the Company's consolidated financial condition.

         SUPPLY AND PURCHASE AGREEMENTS

         In May 2005, the Company entered into a contract for low cost GSM phone and a worldwide distribution agreement with a design and manufacturing company. The agreement provides for a one-year term and may be extended on a year-to-year basis thereafter.

         REPURCHASE OF SHARES

         The Company has agreed to repurchase the shares held by Hanjin Jhun, its former Chief Executive Officer, for the price paid by Mr. Jhun, $.005 per share. Mr. Jhun holds approximately 2,000,000 shares. The Company plans to repurchase the shares for cash during the fourth quarter of its 2006 fiscal year.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and the supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the fiscal year ended June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

         1. Inadequate Financial Statement Preparation and Review Procedures - We do not have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including insufficient

                   a. review and  supervision  within the accounting and finance departments;
                   b. underlying accurate data to ensure that balances are
                      properly summarized and posted to the general ledger; and
                   c. technical accounting resources.

         2. Inadequate Segregation of Duties - We do not have adequate procedures and controls in place to ensure proper segregation of duties within the accounting department. As a result, adjustments in the financial statements could occur and not be prevented or detected by our controls in a timely manner.

         3. Inadequate Technical Accounting Expertise - We lacked the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP. This material weakness represented more than a remote likelihood that a material misstatement of our annual or interim financial statements for fiscal 2005 would not have been prevented or detected.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, titles and present and past positions of the executive officers of the Company.

    NAME           AGE  POSITION
    ----           ---  --------
    OC Kim         42   President, Acting Chief Financial Officer and a Director
    Gary Nelson    64   Director
    David Kim      52   Director
    Taejin Kim     41   Director

         Mr. OC Kim has been a director of the Company since September 2003 and is currently serving as the President and Acting Chief Financial Officer of the Company. Prior to joining the Company, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the US Sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. He began his career at Lucky Goldstar (LG) Electronics. He has more than 14 years of successful experience in sales, marketing and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea.

         Mr. Gary Nelson became a director of Franklin Wireless in April 2001. He is also the co-founder and current President of Churchill Mortgage Corporation, an income property mortgage banking firm based in Los Angeles, California, which is the loan correspondent for the general and real estate separate accounts of major life insurance companies and their pension fund sources. The Churchill portfolio consists of approximately $4.5 billion in loans. In addition, Mr. Nelson is the Chairman of the Board of Directors for Churchill Mortgage of Arizona, Inc., and Churchill Real Estate, Inc. Prior experiences include computer marketing to the aerospace industry with Control Data Corporation and design engineering on the Apollo Project with North American Aviation.

         He holds a B.S. in Mechanical Engineering from Kansas State University and an MBA from the University of Southern California.

         Mr. David Kim has been a director since September 2003. He currently serves as Chairman of Westech Korea, a Korean venture capital firm.

         Dr. Taejin Kim has been a director since September 2003. He currently serves as director of iPacific Partners Inc., a Korean venture capital company.

         The Board of Directors has no committees, and has not adopted a Code of Ethics. Directors do not receive compensation for serving on the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2005 were complied with, except that Mr. Jhun did not file a Form 4 in connection with his acquisition of Common Stock under his Employment Agreement. .

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets all compensation paid or accrued by the Company during the years ended June 30, 2004 and 2005 to its Chief Executive Officer, President and Chief Operating Officer, and Chief Technology Officer. (the "Named Executive Officers")

                                           Annual Compensation       All Other     No. of Securities Underlying
                                           -------------------       ---------     ----------------------------
                                                                   Compensation           Options Granted
                                                                   ------------           ---------------
  Name and Principal Position         Year      Salary      Bonus
  ---------------------------         ----   ------------   -----
 Hajin Jhun, CEO*                     2004        NA         -0-        -0-                     -0-
                                      2005    $6,000 (1)     -0-        -0-                     -0-

 OC Kim, President                    2004   $100,000(2)     -0-        -0-                     -0-
                                      2005   $100,000 (3)    -0-        -0-                     -0-

 Peter Won,  VP of Engineering        2004        NA         -0-        -0-                     -0-
                                      2005    $90,000 (4)    -0-        -0-                     -0-

*Mr. Jhun resigned from all positions with the Company in March 2006.

     (1) $50,000 per year contracted but agreed to receive $2,000 per month until the Company is able to obtain future funding from other investors.
     (2)  $35,000 of this amount was deferred.
     (3)  $50,500 of this amount was deferred.
     (4)  $25,500 of this amount was deferred.

The Company had no outstanding employee stock options as of June 30, 2005 and 2004.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2005 by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

                            SHARES BENEFICIALLY OWNED
                         ------------------------------
        NAME AND ADDRESS                    NUMBER                     PERCENT
        ----------------                    ------                     -------

OC Kim                                      104,943,534                 13.23%
9853 Pacific Heights Blvd. Suite N
San Diego, CA 92121

Gary Nelson
9853 Pacific Heights Blvd. Suite N
San Diego, CA 92121                         24,227,000                   3.00%

Taejin Kim                                  67,968,889 (1)               8.57%

David Kim                                   88,805,746 (2)              11.29%

All directors and executive officers of
the Company as a group (4 persons)........  285,945,169                 36.08%

-----------------
(1) Consists of shares owned by iPacific Partners, of which Taejin Kim is an officer
(2) Consists of shares owned by Westech Korea, of which David Kim is an officer.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

No.      Description
---      -----------

2.1 Amended and Restated Agreement and Plan of Merger, dated July 31, 2003, between Accetio, Inc. and Franklin Telecommunications Corp. (1)

3.1      Restated Articles of Incorporation of Franklin Wireless Corp.

3.2      Bylaws of Franklin Wireless Corp. (2)

10.1 Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd.

10.2     Lease, dated March 16, 2005, between the Company and MP Sorrento Mesa,
         LLC

-----------------
(1) Incorporated by reference from Report on Form 8-K, filed on September 26,
    2003
(2) Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-3, filed on July 28, 2000



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees paid or accrued for the audit and other services provided by Choi, Kim & Park, LLP for fiscal 2005 and 2004.

                                           FY 2005       FY 2004
                                           -------       -------
               Audit Fees                  $25,000       $25,000
               Audit-Related Fees               --            --
               Tax Fees                         --            --
               All Other Fees                   --            --
                                           -------       -------
               Total Fees                  $25,000       $25,000
                                           =======       =======

         The fees set forth on the foregoing table were paid during the 2006 fiscal year, but relate to the audits of the fiscal years set forth. Audit services of Choi, Kim & Park, LLP for fiscal 2005 and 2004 consisted of the examination of the consolidated financial statements of the Company. All of the services described above were approved in advance by the Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Franklin Wireless Corp.

                                               By: /s/ OC Kim
                                                   -----------------------------
                                                   OC Kim, President

Dated: May 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                     Title                      Date
                ---------                     -----                      ----

(1) Principal Executive, Financial and Accounting Officer

           /s/ OC KIM            President Acting Chief Financial
           --------------------  Officer and a Director             May 19, 2006
               OC Kim

(3) Directors

           /s/ GARY NELSON       Chairman of the Board of           May 19, 2006
           --------------------  Directors
               Gary Nelson

           /s/  DAVID KIM        Director                           May 19, 2006
           --------------------
               David Kim

           /s/ TAE JIN KIM       Director                           May 19, 2006
           --------------------
               Tae Jin Kim


                                     FRANKLIN WIRELESS CORP.



                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           ------------------------------------------


Index to Consolidated Financial Statements..............................................         F-1

Report of Independent Registered Public Accounting Firm.................................         F-2

Consolidated Balance Sheets at June 30, 2005 and June 30, 2004..........................         F-3

Consolidated Statements of Operations for the years ended June 30, 2005 and 2004 .......         F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
June 30, 2005 and 2004..................................................................         F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004........         F-6

Notes to Consolidated Financial Statements..............................................  F-7 - F-15






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Franklin Wireless Corp.
San Diego, California

         We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. and subsidiary as of June 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 2005 and June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. and subsidiary as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years ended June 30, 2005 and June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses in fiscal 2005 and 2004, negative cash flows from operations, and has limited cash and other resources to fund future operations. Management's plans concerning these matters are also discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Choi, Kim & Park, LLP
San Diego, California
March 30, 2006







                                     FRANKLIN WIRELESS CORP.
                                   Consolidated Balance Sheets


                                                                          June 30,
                                                                 --------------------------

                                                                    2005           2004
                                                                 -----------    -----------
ASSETS
   Current assets:
      Cash and cash equivalents                                  $    39,542    $   209,048
      Accounts receivable                                                 --        100,000
-------------------------------------------------------------------------------------------
   Total current assets                                               39,542        309,048
   Property and equipment, net                                        14,921         17,120
   Intangible asset, net                                              97,917        142,917
   Other assets                                                        2,107          5,318
-------------------------------------------------------------------------------------------
         Total assets                                            $   154,487    $   474,403
===========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current liabilities
      Accounts payable                                           $    17,926    $    46,635
      Accrued liabilities                                            150,147         40,000
      Notes payable to stockholders, current portion                 590,000             --
-------------------------------------------------------------------------------------------
          Total current liabilities                                  758,073         86,635
   Notes payable to stockholders, long-term portion                       --        560,000
   Other long-term liabilities                                         3,878             --
-------------------------------------------------------------------------------------------
   Total liabilities                                                 761,951        646,635
-------------------------------------------------------------------------------------------

Stockholders' deficit:
      Common Stock, no par value, authorized 900,000,000
      shares and Preferred Stock, no par value, authorized
      10,000,000 shares; Common Stock issued and outstanding -
      793,040,050 and 773,040,050 for 2005 and 2004,
      respectively and no Preferred Stock issued for 2005 and
      2004                                                                --             --
      Additional paid-in capital                                   3,784,393      3,566,383
      Stock subscription receivable                                  (17,395)       (17,395)
      Accumulated deficit                                         (4,374,462)    (3,721,220)
-------------------------------------------------------------------------------------------
          Total stockholders' deficit                               (607,464)      (172,232)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
         Total liabilities and stockholders' deficit             $   154,487    $   474,403
===========================================================================================



See accompanying notes to consolidated financial statements.






                             FRANKLIN WIRELESS CORP.
                      Consolidated Statements of Operations

                                                         Fiscal Years ended June 30,
-------------------------------------------------------------------------------------
                                                           2005              2004
-------------------------------------------------------------------------------------

Net sales                                              $     302,069    $   1,678,268
Cost of goods sold                                           207,638        1,571,517
-------------------------------------------------------------------------------------
Gross profit                                                  94,431          106,751
-------------------------------------------------------------------------------------

Operating expenses:
    Selling, general and administrative                      718,159        1,781,630
    Research and development                                  24,200           64,864
-------------------------------------------------------------------------------------
Total operating expenses                                     742,359        1,846,494
-------------------------------------------------------------------------------------

Loss from operations                                        (647,928)      (1,739,743)

Other income (expense):
    Interest expense                                              --          (55,352)
    Interest income                                              571           13,122
    Loss on impairment of fixed assets                            --         (332,053)
    Loss on impairment of intangible assets                       --         (146,851)
    Other expenses, net                                       (5,085)         (23,391)
-------------------------------------------------------------------------------------
Total other expense, net                                      (4,514)        (544,525)
-------------------------------------------------------------------------------------

Net loss before income taxes                                (652,442)      (2,284,268)

Provision for income taxes                                       800              800
-------------------------------------------------------------------------------------

Net loss                                               $    (653,242)   $  (2,285,068)
=====================================================================================

Basic Loss per share                                   $     (0.0008)   $     (0.0045)
Diluted loss per share                                 $     (0.0008)   $     (0.0045)

Weighted average common shares outstanding - basic       778,040,050      510,242,611
Weighted average common shares outstanding - diluted     778,040,050      510,242,611


See accompanying notes to consolidated financial statements.






                                     FRANKLIN WIRELESS CORP.
                    Consolidated Statements of Stockholders' Equity (Deficit)


                                Common Stocks
                           -----------------------
                                                                                                    Total
                                                     Additional                                 Stockholders'
                                                       Paid-in     Accumulated      Stock          Equity
                             Shares       Amount       Capital       Deficit     Subscription     (Deficit)
------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003     149,395,606          --   $   430,000   $(1,436,152)   $        --    $(1,006,152)
  Issuance of Common
  stock                    623,644,444          --     3,136,383            --             --      3,136,383
  Stock subscription
  receivables                       --          --            --            --        (17,395)       (17,395)
  Net loss                          --          --            --    (2,285,068)            --     (2,285,068)
------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004     773,040,050          --     3,566,383    (3,721,220)       (17,395)      (172,232)
  Issuance of Common
  stock                     20,000,000          --       218,010            --             --        218,010
  Net loss                          --          --            --      (653,242)            --       (653,242)
------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005     793,040,050          --   $ 3,784,393   $(4,374,462)   $   (17,395)   $  (607,464)
============================================================================================================


See accompanying notes to consolidated financial statements






                             FRANKLIN WIRELESS CORP.
                      Consolidated Statements of Cash Flows

                                                          Fiscal Years Ended June 30,
------------------------------------------------------------------------------------
                                                             2005            2004
------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $  (653,242)   $(2,285,068)
       Adjustments  to  reconcile  net loss to net cash
       used in operating activities:
            Loss on impairment of fixed assets                     --        332,053
            Intangible assets impairment charge                    --        146,851
            Depreciation and amortization                       6,199         43,494
            Amortization of intangible assets                  45,000         82,083
            Increase (decrease) in cash due to change in:
              Accounts receivable                             100,000        (25,156)
              Intangible assets                                    --        (67,171)
              Other assets                                      3,211         41,592
              Accounts payable                                (28,709)        23,513
              Accrued liabilities                             110,147         32,587
              Other long-term liabilities                       3,878             --
------------------------------------------------------------------------------------
          Net cash used in operating activities              (413,516)    (1,675,222)
------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                       (4,000)        (1,829)
------------------------------------------------------------------------------------
          Net cash used in investing activities                (4,000)        (1,829)
------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit                                                --       (298,000)
     Borrowings from stockholders                              30,000         10,000
     Proceeds from issuance of common stock                   218,010      1,736,768
     Increase in stock subscriptions receivable                    --        (17,395)
------------------------------------------------------------------------------------
           Net cash provided by financing activities          248,010      1,431,373
------------------------------------------------------------------------------------

Net decrease in cash                                         (169,506)      (245,678)
Cash and cash equivalents, beginning of year                  209,048        454,726
------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                    $    39,542    $   209,048
====================================================================================

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
             Interest                                     $        --    $     5,352
             Incomes taxes                                $       800    $       800



See accompanying notes to consolidated financial statements.

                                      F-6

                            FRANKLIN WIRELESS CORP.
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004


NOTE 1 - NATURE OF OPERATIONS

         Franklin Wireless Corp. ("Franklin" or the "Company") designs, builds, and markets broadband high speed data communication products such as 3G wireless module and modem. In addition, service for its technology is provided to vertical application companies. The Company offers Wireless Solution Provider/Enabler. The Company is in position of an enabler of new markets and products to technology provider. The Company is in position of a solution provider to electronic consumer product companies.

         The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. The Company's customers are located primarily in the United States, Canada, South America, Asia, and parts of Europe in a wide range of industries including cellular operators, government, PC maker, and application integrator. In summary, the Company's products are marketed to cellular operators for end-users as well as computer/handheld computing industry, automotive industry, telemetry, other vertical markets.


NOTE 2 - GOING CONCERN MATTERS

         The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $653,242 and had negative cash flows from operations of $413,516 for the year ended June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The Company's attainment of profitable operations is dependent upon its obtaining adequate debt and equity financing and achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management plans to raise additional equity capital, continue to develop its products, and market the products.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Franklin and its wholly owned subsidiary, ARG. All inter-company balances and transactions have been eliminated. The Company's subsidiary, ARG, was not in operation during the fiscal years 2005 and 2004.

SEGMENT REPORTING

         The Company has two reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company's subsidiary located in South Korea, ARG, was not active during the fiscal years 2005 and 2004. Furthermore, all of its subsidiary's assets were written off during the fiscal year 2004 as the operation was shut-down during the period. As a result, the Company's consolidated financial statements only include $550,000 of debt from ARG financial statements. All of the Company's investments in subsidiary and inter-company balances have been eliminated.

ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

         The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers. The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment which is covered by the Company's vendor. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

         Computers and software               5 years
         Machinery and equipment              5 years
         Furniture and fixtures               5 years

         Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

INTANGIBLE ASSETS - LICENSES

         Licenses are stated at cost and are amortized using the straight-line method over the license periods of five years or life of the license.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of June 30, 2004, the Company deemed that certain long-lived assets were impaired and wrote off $478,904. As of June 30, 2005, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

         The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment which is covered by the Company's vendor. These products are shipped directly from the vendor to the customers. As a result, the Company does not accrue any warranty expenses.

ADVERTISING AND MARKETING COSTS

         The company expenses the costs of advertising and marketing as incurred. The Company incurred no advertising and marketing expenses during the years ending June 30, 2005 and 2004, respectively.

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

LOSS PER SHARE

         The Company reports loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share include the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.

CONCENTRATIONS OF CREDIT RISK

         The Company sells its products throughout the United States and South America and extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

         In November 2004, the FASB issued SFAS No. 151, Inventory costs-an amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). This statement amends the guidance in ARB NO. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. FAS NO. 151 requires that these items be recognized as current period charges. The Company has adopted FAS No. 151, which had no effect on consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. For non-SEC registrants, SFAS 150 is effective for financial instruments entered into or modified after December 15, 2004. Management believes that the adoption of this statement does not have a material impact on the results of operations, the financial position or cash flows of the Company.


NOTE 4 - ACCOUNTS RECEIVABLE

         Accounts receivable at June 30, 2005 and 2004 consisted of receivable from customer in the amount of $0 and $100,000, respectively. During the year ended June 30, 2005, the Company collected the outstanding amount of $100,000.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30 consisted of the following:

                                                           2005           2004
                                                         --------      --------
             Computers and software                      $ 22,224      $ 21,224
             Machinery and equipment                        3,000            --
             Furniture and fixtures                         8,713         8,713
                                                         --------      --------
                                                           33,937        29,937
             Less accumulated depreciation                (19,016)      (12,817)
                                                         --------      --------
                 TOTAL                                   $ 14,921      $ 17,120
                                                         ========      ========


NOTE 6 - INVESTMENT IN SUBSIDIARY

         In April 2002, the Company invested $384,615 to its wholly owned subsidiary in South Korea for R&D and manufacturing support. Since August 2003 and as of June 30, 2005 and 2004, ARG has been inactive.


NOTE 7 - INTANGIBLE ASSETS

         The Company purchased licenses to design phone and data communication products. Below are the details for the licenses.

                                                         2005            2004
                                                       ---------      ---------
             GSM software license                      $ 200,000      $ 200,000

             Text input methods licenses                  25,000         25,000
                                                       ---------      ---------
                                                         225,000        225,000
             Less accumulated amortization              (127,083)       (82,083)
                                                       ---------      ---------
             Net Balance                               $  97,917      $ 142,917
                                                       =========      =========

         GSM software license was contracted with a supplier for the Company to design GSM phone and module and was paid in September of 2002. This software license has an approximate life of 5 years based on the life of the GSM software.

         Text input method license was paid in October of 2002 and has an approximate life of 5 yeas or the life of the text input license.


NOTE 8 - OTHER ASSETS

Security deposit as of June 30 consisted of the following:

                                                         2005             2004
                                                       ---------       ---------
                  Lease deposit                        $   1,824       $   5,318
                  Utility deposit                            283              --
                                                       ---------       ---------
                      TOTAL                            $   2,107       $   5,318
                                                       =========       =========

NOTE 9 - NOTES PAYABLE TO STOCKHOLDERS

                                                         2005             2004
                                                       ---------       ---------
         Promissory Note                               $  10,000       $  10,000
         Promissory Note                                  30,000              --
         Non-interest Bearing Note                       550,000         550,000
                                                       ---------       ---------
         Total                                           590,000         560,000
                  Less current portion                  (590,000)             --
                                                       ---------       ---------
                      Long-term portion                $      --       $ 560,000
                                                       =========       =========


         The Company issued a non-interest bearing promissory note in the amount of $10,000 to the Company's former chief technology officer on June 30, 2004.

         During June 2005, the Company issued a promissory note to its stockholder in the amount of $30,000 with no interest. The note is convertible to the Company's common stock upon issuance at the option of the holder at exercise price on the date of issuance, or $0.005. The note was converted to the Company's common stock at $0.005 on November 11, 2005.

         On August 20, 2002, the Company's wholly owned subsidiary, ARG issued a promissory note to the Company's stockholder in the amount of $550,000 including 10% interest due on March 20, 2004. The Company and the stockholder agreed to change the promissory note to a convertible promissory note in the amounts of

$550,000 including 10% interest during the year ended June 30, 2004. The note is convertible to the Company's common stock at the option of the holder at a conversion price equal to the fair value of the Company's common stock on the date of issuance, or $0.005. As of June 30, 2005, this note was not converted to the Company's common stock.

         In accordance with U.S. generally accepted accounting principles, all non-interest bearing notes must be discounted using the Company's average borrowing rate. The balance was deemed immaterial and did not record the discounted amount as of June 30, 2005 and 2004.


NOTE 10 - ACCRUED LIABILITIES

Accrued liabilities at June 30 consisted of the following:

                                                           2005           2004
                                                         --------       --------
            Salaries                                     $111,000       $ 35,000
            Other accrued liabilities                      39,147          5,000
                                                         --------       --------
                      TOTAL                              $150,147       $ 40,000
                                                         ========       ========


NOTE 11 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases its administrative facilities under a non-cancelable operating lease that expire on April 30, 2007. In addition to the minimum annual rental commitments, the leases provide for periodic cost of living increases in the base rent and payment by the Company of common area costs. Rent expense related to the operating lease was $37,103 and $51,467 for the years ended June 30, 2005 and 2004, respectively.

         The Company also leases certain test equipment and automobile under an operating lease. Lease expenses related to these items were $11,620 and $28,616 during the years ended June 30, 2005 and 2004, respectively.

         Future minimum lease payments under operating leases at June 30, 2005 are as follows:

                                             Operating         Equipment
                  Year Ending                  Lease           and Auto
                    June 30                  (Facility)         Leases
                 --------------              ----------        ---------
                      2006                   $   20,040        $   6,780
                      2007                       20,844            1,148
                                             ----------        ---------
                                             $   40,884            7,928
                                             ==========        =========

LITIGATION

         During June 2005, the Company's landlord filed a suit against the Company alleging that the Company defaulted under the terms and conditions of the Company's lease agreement when the Company failed to pay for its facility lease valued at $18,221. Both parties have settled at $9,308 to be paid in twelve equal monthly installments starting on December 6, 2005. This balance is properly accrued in the current and long-term liabilities in the balance sheet as of June 30, 2005. In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on the Company's consolidated financial condition.

SUPPLY AND PURCHASE AGREEMENTS

         In May 2005, the Company entered into a contract for low cost GSM phone and a worldwide distribution agreement with a design and manufacturing company. The agreement provides for a one-year term and may be extended on a year-to-year basis thereafter.

PRIVATE PLACEMENT EXEMPTIONS

         The Company's private placements of securities have been issued in transactions intended to be exempt from registration under the Securities Act of 1933 pursuant to the provisions of Regulation D promulgated thereunder. These rules include factors pursuant to which one or more private placement transactions may be integrated as part of other offerings and include rules that limit the dollar amount that can be raised and the number of non-accredited investors that can participate

         In the event any of the Company's private placement transactions, including private placement transactions undertaken by the Company since the transactions referred to above, were deemed to be integrated, it is possible that the exemption from the registration requirements of the Securities Act of 1933 would not be available for one or more of those offerings. In the event that one or more of such transactions are determined not to have been exempt from such registration requirements, the purchasers may have the right to seek rescission of the sales and/or seek money damages against the Company. Management believes that each of the Company's private offerings were exempt from the registration requirements of the Securities Act of 1933.

OFFICER EMPLOYMENT AGREEMENT

         Each officer serves at the discretion of our board of directors. The Company has entered into a one-year renewable employment agreement with Hajin Jhun, our Chief Executive Officer in March 2005. The annual salary under the Employment Agreement is $50,000; however, Mr. Jhun agreed to receive $2,000 per month until Franklin receives at least $500,000 from external funding or completes a business transaction equivalent to $2,000,000 or more during the first year of his employment. Under the Agreement the Company also issued Mr. Jhun 20,000,000 shares of common stock, valued at $0.005 per share, or $100,000, and warrants to purchase 45,000,000 shares of Common Stock. Of these warrants, 20,000,000 shares are subject to the CEO's ability to obtain contracts from customers for more than $2,000,000 and 25,000,000 shares are subject to the CEO's ability to obtain external investments of more than $500,000 during the first year of employment. Subsequently, none of the performance was met and, as a result, all of the warrants were forfeited.

         On April 15, 2002, the Company entered into a renewable three-year employment agreement with its president. The annual salary for the officer is $150,000. The officer may at his option convert up to 50% of his compensation into stock options to purchase the Company's common stock. No stocks were provided as of June 30, 2005 and 2004.


NOTE 12 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of June 30, 2005 and 2004, the Company did not have any dilutive common stock shares.

NOTE 13 - STOCKHOLDERS' DEFICIT

COMMON STOCKS

         The Company has authorized 900,000,000 shares of common stock and 10,000,000 shares of preferred stock of which 793,040,050 and 773,040,050 shares were outstanding as of June 30, 2005 and 2004, respectively. No preferred stocks were issued as of June 30, 2005 and 2004, respectively. No dividends have been declared or paid during fiscal years 2005 and 2004.

WARRANTS

         In connection with the hiring of a Chief Executive Officer ("CEO") of the Company in March 2005, the Company issued 20,000,000 shares of common stock, valued at $0.005 per share (or $100,000) to the CEO. Also, the Company issued warrants to purchase 45,000,000 shares, at an exercise price of $0.001 per share, subject to certain performance standards during the first year of employment. Of the warrants, 20,000,000 shares are subject to the CEO's ability to obtain contracts from customers for more than $2,000,000. and 25,000,000 shares are subject to the CEO's ability to obtain external investments of more than $500,000 during the first year of the CEO's employment. Subsequently, none of the performance was met and as a result, all of the warrants were forfeited

STOCK ISSUANCES

         During the year ended June 30, 2005 and 2004 the Company completed the following common stock transactions:

         o September 2003 to May 2004 - The Company issued 623,644,444 during this period as a part of merger agreement with Accetio, Inc. ("Accetio"), a wireless company located in San Diego, California, to a various Accetio shareholders and private investors in the gross proceeds of $3,136,383 at a various price per share. All of these stocks issued approximated the fair market price at the date of issuance and as a result, not stock compensation expense was recorded as of June 30, 2004.

         o September 2004 - One of the Company's officers returned his shares according to the milestone contract with the Company and the Company repurchased 34,174,300 shares at his original investment, $10,000. A private investor purchased 34,174,300 shares at $118,010 from the Company. $118,010 was recorded as increase of additional paid in capital as of Jun 30, 2005 without any change of common stocks.

         o April 2005 - The Company issued 20,000,000 shares to CEO at $0.005 per share in the gross proceeds of $100,000. The issuance price approximated market price at that time off issuance and as result, no stock compensation expense was recorded as of June 30, 2005.


NOTE 14 - INCOME TAXES

         No provision for income taxes for the years ended June 30, 2005, 2004, and 2003 is required, except for minimum state taxes, since the Company incurred losses during such years.

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

NOTE 15 - INACTIVE OPERATION (ARG, Inc)

         The Company has a wholly owned subsidiary in South Korea to utilize to design the cellular phone. During the latter part of 2003, the Company discontinued its financial support and operations of ARG but kept the business as an inactive subsidiary for future use. The subsidiary will be used for supporting manufacturing and sourcing new product and business during the 2007 fiscal year.


NOTE 16 - SUBSEQUENT EVENTS

ISSUANCE OF COMMON STOCK

         November 11, 2005 - The Company converted a $30,000 note payable to a stockholder into Common Stock. The Company issued 6,000,000 shares in connection with the conversion, at $0.005 per share.

         November 11, 2005 - The Company issued 36,000,000 common stock shares at $0.0085 in the amount of $305,000 to an unaffiliated investor.

NOTE PAYABLE TO STOCKHOLDER

         During June 2005, the Company issued a promissory note to a stockholder in the amount of $30,000, without interest. The note is convertible to the Company's common stock upon issuance at the option of the holder at exercise price on the date of issuance, or $0.005. The note was converted into shares of the Company's common stock at $0.005 on November 11, 2005.

REPURCHASE OF SHARES

         The Company has agreed to repurchase the shares held by Hanjin Jhun, its former Chief Executive Officer, for the price paid by Mr. Jhun, $.005 per share. Mr. Jhun holds approximately 2,000,000 shares. The Company plans to repurchase the shares for cash during the fourth quarter of its 2006 fiscal year.