Form 10QSB
period 2005-09-30
FRANKLIN WIRELESS CORP
filed 2006-05-23
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended:     September 30, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _______________ to ____________.

                         Commission file number 0-11616

                             FRANKLIN WIRELESS CORP.
                             -----------------------
              (Exact name of small business issuer in its charter)

                     California                       95-3733534
               ----------------------          ----------------------
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification No.)

            9853 Pacific Heights Suite N, San Diego, California 92121
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)
         Issuer's Telephone Number, Including Area Code: (858) 623-0000

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
   Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value
                                -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   TITLE OF EACH CLASS OF COMMON STOCK          OUTSTANDING AT April 15, 2006
   -----------------------------------          -----------------------------
       Common Stock, no par value                        835,040,550

Transitional Small Business Disclosure format (Check one):    YES [ ] NO [X]

                             FRANKLIN WIRELESS CORP.
                                      INDEX


                                                                        Page No.
                                                                        --------

                         PART I - Financial Information

Item 1:  Financial Statements  (Unaudited)
              Consolidated Statements of Operations (Unaudited)...........    3
              Consolidated Balance Sheets (Unaudited).....................    4
              Consolidated Statements of Cash Flows (Unaudited)...........    5
              Notes to Consolidated Financial Statements (Unaudited)......    6
Item 2:  Management's Discussion and Analysis or Plan of Operation........    11
Item 3:  Controls and Procedures..........................................    13


                           PART II - Other Information

Item 1:  Legal Proceedings................................................    15
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds......    15
Item 3:  Defaults Upon Senior Securities..................................    15
Item 4:  Submission of Matters to a Vote of Security Holders..............    15
Item 5:  Other Information ...............................................    15
Item 6:  Exhibits.........................................................    15

Signatures ...............................................................    16
Certifications ...........................................................    17

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FRANKLIN WIRELESS CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                         --------------------------------
                                                             2005               2004
                                                         --------------------------------

Net sales                                                $      79,890      $       6,130
Cost of goods sold                                              17,500              6,000
-----------------------------------------------------------------------------------------
Gross profit                                                    62,390                130
-----------------------------------------------------------------------------------------

Operating expenses:
    Selling, general and administrative                        103,734            313,391
    Research and development                                    36,300                 --
-----------------------------------------------------------------------------------------
Total operating expenses                                       140,034            313,391
-----------------------------------------------------------------------------------------

Loss from operations                                           (77,644)          (313,261)

Other (expenses)                                                  (302)               (58)
-----------------------------------------------------------------------------------------

Net loss before income taxes                                   (77,946)          (313,319)

Provision for income taxes                                          --                 --
-----------------------------------------------------------------------------------------

Net loss                                                 $     (77,946)     $    (313,319)
=========================================================================================

Basic Loss per share                                     $     (0.0001)     $     (0.0004)
Diluted loss per share                                   $     (0.0001)     $     (0.0004)

Weighted average common shares outstanding - basic         793,040,050        773,040,050
Weighted average common shares outstanding - diluted       793,040,050        773,040,050


See accompanying notes to unaudited consolidated financial statements.





                                      FRANKLIN WIRELESS CORP.
                                    Consolidated Balance Sheets


                                                                  (Unaudited)
                                                                  September 30,      June 30,
                                                                      2005             2005
                                                                  ----------------------------
ASSETS
   Current assets:
      Cash and cash equivalents                                   $    63,847      $    39,542
      Accounts receivable                                                 800               --
----------------------------------------------------------------------------------------------
   Total current assets                                                64,647           39,542
   Property and equipment, net                                         13,371           14,921
   Intangible asset                                                    86,667           97,917
   Other assets                                                         2,107            2,107
----------------------------------------------------------------------------------------------
         Total assets                                             $   166,792      $   154,487
==============================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current liabilities
      Accounts payable                                            $    97,927      $    17,926
      Accrued liabilities                                             160,397          150,147
      Notes payable to stockholders, current portion                  590,000          590,000
----------------------------------------------------------------------------------------------
          Total current liabilities                                   848,324          758,073
   Notes payable to stockholders, long-term portion                        --               --
   Other long-term liabilities                                          3,878            3,878
----------------------------------------------------------------------------------------------
   Total liabilities                                                  852,202          761,951
----------------------------------------------------------------------------------------------

Stockholders' deficit:
      Common stock, no par value, authorized 900,000,000
      shares and Preferred stock, no par value, authorized
      10,000,000 shares;  Common stock issued and outstanding -            --               --
      793,040,050 as of June 30, 2005 and September 30, 2005
      and no Preferred stock issued and outstanding
      Additional paid-in capital                                    3,784,393        3,784,393
      Stock subscription receivable                                   (17,395)         (17,395)
      Accumulated deficit                                          (4,452,408)      (4,374,462)
----------------------------------------------------------------------------------------------
          Total stockholders' deficit                                (685,410)        (607,464)
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
         Total liabilities and stockholders' deficit              $   166,792      $   154,487
==============================================================================================

See accompanying notes to unaudited consolidated financial statements.





                                      FRANKLIN WIRELESS CORP.
                               Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                                        Three Months Ended
                                                                          September 30,
                                                                     ------------------------
                                                                       2005           2004
---------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $ (77,946)     $(313,319)
       Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                 12,800         12,800
          Increase (decrease) in cash due to change in:
              Accounts receivable                                         (800)       100,000
              Accounts payable                                          80,001              0
              Accrued Liabilities                                       10,250          5,284
---------------------------------------------------------------------------------------------

          Net cash provided by (used in) operating activities           24,305       (195,235)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                    --         (3,000)
---------------------------------------------------------------------------------------------
          Net cash used in investing activities                             --         (3,000)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                 --        120,450
---------------------------------------------------------------------------------------------
           Net cash provided by financing activities                        --        120,450
---------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                         24,305        (77,785)
Cash and cash equivalents, beginning of year                            39,542        209,048
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $  63,847      $ 131,263
=============================================================================================

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
             Interest                                                $      --      $      --
             Incomes taxes                                           $      --      $      --


See accompanying notes to unaudited consolidated financial statements.


                                                 5

                             FRANKLIN WIRELESS CORP.
              Notes to Unaudited Consolidated Financial Statements


NOTE 1 - NATURE OF OPERATIONS

Franklin Wireless Corp. ("Franklin" or the "Company") designs, builds, and markets broadband high speed data communication products such as 3G wireless modules and modems. Franklin is dedicated to serving the global wireless community by becoming a leading developer/marketer of wireless communications devices and enabling technologies, as well as an applications provider catering to the dynamic needs of its customers, global wireless carriers In addition, service for its technology is provided to vertical application companies.

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


NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $77,946 during the three months ended September 30, 2005. This factor raises substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND SEGMENT REPORTING

The accompanying consolidated financial statements include the accounts of Franklin and ARG. ARG is a wholly owned subsidiary in South Korea that designs the cellular phone. All inter-company balances and transactions have been eliminated in consolidation.

The Company has two reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company's subsidiary located in South Korea, ARG, was not active and in operation during the three months ended September 30, 2005 and 2004. Furthermore, all of its subsidiary's assets were written off during the fiscal year 2004 as the operation was shut-down during the period. As a result, the Company's consolidated financial statements include $550,000 of debt from ARG financial statements. During the latter part of 2003, the Company discontinued its financial support and operations of ARG but kept the business as an inactive subsidiary for future use. The subsidiary will be used for supporting manufacturing and sourcing new product and business in the future.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITIONH

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers. The Company does not allow the right of return on product sales but warrant the products over one year from the shipment. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of September 30, 2005, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

The Company does not provide any warranties on its products. However, the manufacturer provides limited warranties up to one year from the date of the sale to the Company's customers. These products are shipped directly from the manufacturer to the customers. As a result, the Company is not required to and does not accrue any warranty expenses.

ADVERTISING AND MARKETING COSTS

The company expenses the costs of advertising and marketing as incurred. The Company incurred no advertising and marketing expenses during the three months ended September 30, 2005 and 2004.

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


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 and June 30, 2005 consisted of the following:

                                                     (Unaudited)
                                                     September 30,      June 30,
                                                         2005            2005
                                                       --------        --------
             Computers and software                    $ 22,224        $ 22,224
             Machinery and equipment                      3,000           3,000
             Furniture and fixtures                       8,713           8,713
                                                       --------        --------
                                                         33,937          33,937
             Less accumulated depreciation              (20,566)        (19,016)
                                                       --------        --------
                 TOTAL                                 $ 13,371        $ 14,921
                                                       ========        ========


NOTE 5 - INVESTMENT IN SUBSIDIARY

In April 2002, the Company invested $384,615 to its wholly owned subsidiary in South Korea for R&D and manufacturing support. Since August 2003 and as of September 30, 2005 and June 30, 2005, ARG has been inactive.

NOTE 6 - INTANGIBLE ASSETS

The Company purchased licenses to design phone and data communication products. Below are the details for the licenses.

                                                    (Unaudited)
                                                    September 30,      June 30,
                                                       2005             2005
                                                     ---------        ---------
         GSM software license                        $ 200,000        $ 200,000
         Text input methods licenses                    25,000           25,000
                                                     ---------        ---------
                                                       225,000          225,000
         Less accumulated amortization                (138,333)        (127,083)
                                                     ---------        ---------
         Net Balance                                 $  86,667        $  97,917
                                                     =========        =========

Amortization expense associated with intangible assets was $11,250 for the three months ended September 30, 2005 and 2004.

GSM software license was contracted with a supplier for the Company to design GSM phone and module and was paid in September of 2002. This software license has an approximate life of 5 years based on the life of the GSM software.

Text input method license was paid in October of 2002 and has an approximate life of 5 yeas or the life of the text input license.


NOTE 7 - OTHER ASSETS

Other assets as of September 30, 2005 and June 30, 2005 consisted of facility lease and utility deposits.


NOTE 8 - NOTES PAYABLE TO STOCKHOLDERS
                                                   (Unaudited)
                                                   September 30,      June 30,
                                                       2005             2005
                                                     ---------        ---------
         Promissory Note                             $  10,000        $  10,000
         Promissory Note                                30,000           30,000
         Non-interest Bearing Note                     550,000          550,000
                                                     ---------        ---------
         Total                                         590,000          590,000
                  Less current portion                (590,000)        (590,000)
                                                     ---------        ---------
                      Long-term portion              $      --        $      --
                                                     =========        =========

The Company issued a non-interest bearing promissory note in the amount of $10,000 to the Company's former chief technology officer on June 30, 2004. This note is due upon demand.

During June 2005, the Company issued a promissory note to its stockholder in the amount of $30,000 with no interest. The note is convertible to the Company's common stocks upon issuance at the option of the holder at exercise price on the date of issuance, or $0.005. The note was converted to the Company's common stock at $0.005 on November 11, 2005.

On August 20, 2002, the Company's wholly owned subsidiary, ARG, issued a promissory note to a stockholder in the amount of $550,000, bearing interest at 10%, due on March 20, 2004. The Company and the stockholder agreed to change the promissory note to a convertible promissory note during the year ended June 30, 2004. The note is convertible into shares of common stock at the option of the holder at a conversion price equal to the fair value of the Company's common stock on the date of issuance, or $0.005 per share. As of December 31, 2005, this note was outstanding and had not been converted.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities at September 30, 2005 and June 30, 2005 consisted of the following:

                                                      (Unaudited)
                                                      September 30,     June 30,
                                                         2005             2005
                                                        --------        --------
            Salaries                                    $121,250        $111,000
            Other accrued liabilities                     39,147          39,147
                                                        --------        --------
                      TOTAL                             $160,397        $150,147
                                                        ========        ========


NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its administrative facilities under a non-cancelable operating lease that expire on April 30, 2007. In addition to the minimum annual rental commitments, the leases provide for periodic cost of living increases in the base rent and payment by the Company of common area costs. Rent expense related to the operating lease was $6,168 and $13,846 for the three months ended September 30, 2005 and 2004, respectively.

LITIGATION

During June 2005, the Company's landlord filed a suit against the Company alleging that the Company defaulted under the terms and conditions of the Company's lease agreement when the Company failed to pay for its facility lease valued at $18,221. Both parties have settled at $9,308 to be paid in twelve equal monthly installments on December 6, 2005.

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


NOTE 11 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of September 30, 2005 and June 30, 2005, the Company did not have any dilutive common stock shares.


NOTE 12 - SUBSEQUENT EVENTS

ISSUANCE OF COMMON STOCK

November 11, 2005 - A stockholder converted a $30,000 note payable by the Company into Common Stock. The Company issued 6,000,000 shares in connection with the conversion at $0.005 per share.

November 11, 2005 - The Company issued 36,000,000 shares of Common Stock, at $0.0085. in the total amount of $305,000. to an unaffiliated investor.

REPURCHASE OF SHARES

The Company has agreed to repurchase the shares held by Hanjin Jhun, its former Chief Executive Officer, for the price paid by Mr. Jhun, $.005 per share. Mr. Jhun, who resigned during the third quarter of fiscal 2006, holds approximately 2,000,000 shares. The Company plans to repurchase the shares for cash during the fourth quarter of its 2006 fiscal year.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB for the year ended June 30, 2005.

BUSINESS OVERVIEW

Franklin Wireless Corp. ("Franklin" or the "Company") designs, builds, and markets broadband high speed data communication products such as 3G wireless modules and modems. Franklin is dedicated to serving the global wireless community by becoming a leading developer/marketer of wireless communications devices and enabling technologies, as well as an applications provider catering to the dynamic needs of its customers, global wireless carriers In addition, service for its technology is provided to vertical application companies.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the financial statements.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers. The Company does not allow the right of return on product sales but warrant the products over one year from the shipment. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of September 30, 2005 and June 30, 2005, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year

COMPARISON OF FIRST QUARTER 2005 TO 2004

NET SALES - Net sales increased by $73,760, or 1,203.3%, to $79,890 for the three months ended September 30, 2005 from $6,130 for the corresponding period of 2004. The overall increase can be attributed to the Company's business strategy that shifted from being a product engineering company to a product development/marketing company, and an increase in sales of module products, due to an increase in demand.

GROSS PROFIT - Gross profit increased in terms of net sales percentage as the percentage of gross profit, which was 75.1% for the three months ended September 30, 2005, compared to 2.1% for the corresponding period of 2004. The gross profit percentage increase can be attributed to the shift from being a product engineering company to a product development/marketing company, as well as the fact that the module products have higher gross profit margins compared to other products.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses decreased by $209,657, or 66.9%, to $103,734 for the three months ended September 30, 2005 from $313,391 for the corresponding period of 2004. The decrease can be attributed to decreased sales/marketing efforts, a reduction of engineering personnel, accounting charges and reduced costs from cutting back the general and administrative infrastructure.

RESEARCH AND DEVELOPMENT - Research and development expenses of $36,300, mainly attributable to the design of CDMA modules and modems (not for full GSM phone design), were incurred during the three months ended September 30, 2005. No research and development costs were incurred during the three months ended September 30, 2004.

OTHER EXPENSE - Other expense increased by $244, or 418.1%, to $302 for the three months ended September 30, 2005 from $58 for the corresponding period of 2004. The increase was due to higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $24,305, to $63,847 as of September 30, 2005 compared to $39,542 as of June 30, 2005. The increase was primarily from the advance from a private investor, $80,000, that this stock was issued in November 2005.

The Company believes that its current negative working capital of $783,677 and anticipated working capital to be generated by future operations will not be sufficient to support the Company's working capital requirements through June 30, 2006. Accordingly, the Company will have to rely on outside financing

OPERATING ACTIVITIES - Net cash provided by operating activities amounted to $24,305 and net cash used in operating activities amounted to $195,235 for the three months ended September 30, 2005 and 2004, respectively. The decrease from the prior period relates mainly to reduced selling, general, and administrative costs due to not ready to sell the products.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $3,000 for the three months ended September 30, 2004, consisting of capital expenditures.

FINANCING ACTIVITIES - Net cash provided by financing activities totaled $120,450 for the three months ended September 30, 2004, consisting of proceeds from issuances of common stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company's principal future obligations and commitments as of September 30, 2005, include the following:

         LEASES

         The Company leases its administrative facilities under a non-cancelable operating lease that expires on April 30, 2007. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment by the Company of common area costs. Rent expense related to the operating lease was $6,168 and $13,846 for the three months ended September 30, 2005 and 2004, respectively.

         LITIGATION

         During June 2005, the Company's landlord filed a suit against the Company alleging that the Company defaulted under the terms and conditions of the Company's lease agreement when the Company failed to pay for its facility lease valued at $18,221. The parties have settled at $9,308, to be paid in twelve equal monthly installments on December 6, 2005.

         In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on the Company's consolidated financial condition.


ITEM 3:  CONTROLS AND PROCEDURES

At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

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

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

None.


ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5:  OTHER INFORMATION

None.


ITEM 6:  EXHIBITS

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Franklin Wireless Corp.

                                By: /s/ OC Kim
                                    -----------------------------
                                    OC Kim
                                    President and Acting Chief Financial Officer

Dated: May 19, 2006