Form 10QSB
period 2005-12-31
FRANKLIN WIRELESS CORP
filed 2006-05-24
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:     December 31, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________

                         Commission file number 0-11616


                             FRANKLIN WIRELESS CORP.
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


                                 (858) 623-0000
                             ----------------------
                 Issuer's Telephone Number, Including Area Code:

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
YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    TITLE OF EACH CLASS OF COMMON STOCK       OUTSTANDING AT April 15, 2006
         --------------------------            --------------------------
         Common Stock, no par value                    835,040,550

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                             FRANKLIN WIRELESS CORP.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)
           Consolidated Statements of Operations (Unaudited)...................3
           Consolidated Balance Sheets (Unaudited).............................4
           Consolidated Statements of Cash Flows (Unaudited)...................5
           Notes to Consolidated Financial Statements..........................6
Item 2: Management's Discussion and Analysis or Plan of Operation.............11
Item 3: Controls and Procedures...............................................14


                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings.....................................................15
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds...........15
Item 3: Defaults Upon Senior Securities.......................................15
Item 4: Submission of Matters to a Vote of Security Holders...................15
Item 5: Other Information ....................................................15
Item 6: Exhibits..............................................................15

Signatures ...................................................................16


PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                                               FRANKLIN WIRELESS CORP.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                DECEMBER 31,                       DECEMBER 31,
                                                       ------------------------------    ------------------------------
                                                            2005             2004             2005             2004
                                                       -------------    -------------    -------------    -------------
Net sales                                              $      80,500    $     110,810    $     160,390    $     116,940
Cost of goods sold                                            42,700          103,200           60,200          109,200
                                                       -------------    -------------    -------------    -------------
Gross profit                                                  37,800            7,610          100,190            7,740
                                                       -------------    -------------    -------------    -------------

Operating expenses:
    Selling, general and administrative                      181,638          163,729          285,372          477,120
    Research and development                                      --               --           36,300               --
                                                       -------------    -------------    -------------    -------------
Total operating expenses                                     181,638          163,729          321,672          477,120
                                                       -------------    -------------    -------------    -------------

Loss from operations                                        (143,838)        (156,119)        (221,482)        (469,380)
                                                       -------------    -------------    -------------    -------------

Other income, net                                             14,814              446           14,512              388
                                                       -------------    -------------    -------------    -------------

Net loss before income taxes                                (129,024)        (155,673)        (206,970)        (468,992)

Provision for income taxes                                       800              800              800             800
                                                       -------------    -------------    -------------    -------------

Net loss                                               $    (129,824)   $    (156,473)   $    (207,770)   $    (469,792)
                                                       =============    =============    =============    =============

Basic loss per share                                   $     (0.0002)   $     (0.0002)   $     (0.0003)  $     (0.0006)
Diluted loss per share                                 $     (0.0002)   $     (0.0002)   $     (0.0003)  $     (0.0006)

Weighted average common shares outstanding:
         Basic                                           812,640,050      773,040,050      804,240,050      773,040,050
         Diluted                                         812,640,050      773,040,050      804,240,050      773,040,050


                         SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.






                                    FRANKLIN WIRELESS CORP.
                                  CONSOLIDATED BALANCE SHEETS


                                                                (UNAUDITED)
                                                                DECEMBER 31,       JUNE 30,
                                                                    2005             2005
                                                               -------------    -------------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                $     207,794    $      39,542
      Accounts receivable                                             10,250               --
                                                               -------------    -------------
   Total current assets                                              218,044           39,542
   Property and equipment, net                                        13,657           14,921
   Intangible asset                                                   75,417           97,917
   Other assets                                                        2,107            2,107
                                                               -------------    -------------
         TOTAL ASSETS                                          $     309,225    $     154,487
                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
   CURRENT LIABILITIES
      Accounts payable                                         $      31,001    $      17,926
      Accrued liabilities                                            194,581          150,147
      Notes payable to stockholders, current portion                 560,000          590,000
                                                               -------------    -------------
         Total current liabilities                                   785,582          758,073
   Notes payable to stockholders, long-term portion                       --               --
   Other long-term liabilities                                         3,878            3,878
                                                               -------------    -------------
   Total liabilities                                                 789,460          761,951
                                                               -------------    -------------
Stockholders' deficit:
      Common stock, no par value, authorized 900,000,000
      shares and Preferred stock, no par value, authorized
      10,000,000 shares; Common stock issued and outstanding
      835,040,050 as of December 31, 2005 and 793,040,050
      as of June 30, 2005 and no Preferred stocks issued
      and outstanding.                                                    --               --
      Additional paid-in capital                                   4,119,393        3,784,393
      Stock subscription receivable                                  (17,395)         (17,395)
      Accumulated deficit                                         (4,582,233)      (4,374,462)
                                                               -------------    -------------
         Total stockholders' deficit                                (480,235)        (607,464)
                                                               -------------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $     309,225    $     154,487
                                                               =============    =============


            SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                               4






                             FRANKLIN WIRELESS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                          ----------------------
                                                             2005          2004
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $(207,770)   $(469,792)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                      25,600       25,600
          Increase (decrease) in cash due to change in:
              Accounts receivable                           (10,250)      99,390
              Other assets                                       --        5,317
              Accounts payable                               13,075           --
              Accrued liabilities                            44,434       29,909
                                                          ---------    ---------
          Net cash used in operating activities            (134,911)    (309,576)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                     (1,837)      (3,000)
                                                          ---------    ---------
          Net cash used in investing activities              (1,837)      (3,000)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (payments) from (to) stockholders           (30,000)      30,000
     Proceeds from issuance of common stock                 335,000      120,450
                                                          ---------    ---------
           Net cash provided by financing activities        305,000      150,450
                                                          ---------    ---------

Net decrease in cash                                        168,252     (162,126)
Cash and cash equivalents, beginning of year                 39,542      209,048
                                                          ---------    ---------
Cash and cash equivalents, end of period                  $ 207,794    $  46,922
                                                          =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
             Interest                                     $      --    $      --
             Incomes taxes                                $     800    $     800


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


NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $207,770 and had negative cash flows from operations of $134,911 during the six months ended December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has two reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company's subsidiary located in South Korea, ARG, was not active and in operation during the six months ended December 31, 2005 and 2004. Furthermore, all of its subsidiary's assets were written off during the fiscal year 2004 as the operation was shut-down during the period. As a result, the Company's consolidated financial statements include $550,000 of debt from ARG financial statements. During the latter part of 2003, the Company discontinued its financial support and operations of ARG but kept the business as an inactive subsidiary for future use. The subsidiary will be used for supporting manufacturing and sourcing new product and business in the future.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of December 31, 2005, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

The Company does not provide any warranties on its products. However, the manufacturer provides limited warranties up to one year from the date of the sale to the Company's customers. These products are shipped directly from the manufacturer to the customers. As a result, the Company is not required to and does not accrue any warranty expenses.

ADVERTISING AND MARKETING COSTS

The company expenses the costs of advertising and marketing as incurred. The Company incurred no advertising and marketing expenses during the three and six months ended December 31, 2005 and 2004.

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


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and June 30, 2005 consisted of the following:

                                           (Unaudited)
                                           December 31,  June 30,
                                               2005        2005
                                             --------    --------
             Computers and software          $ 24,062    $ 22,224
             Machinery and equipment            3,000       3,000
             Furniture and fixtures             8,713       8,713
                                             --------    --------
                                               35,775      33,937
             Less accumulated depreciation    (22,118)    (19,016)
                                             --------    --------
                 TOTAL                       $ 13,657    $ 14,921
                                             ========    ========

NOTE 5 - INVESTMENT IN SUBSIDIARY

In April 2002, the Company invested $384,615 in its wholly owned subsidiary in South Korea for R&D and manufacturing support. Since August 2003 and as of December 31, 2005 and June 30, 2005, ARG has been inactive.

NOTE 6 - INTANGIBLE ASSETS

The Company purchased licenses to design phone and data communication products. Below are the details for the licenses.

                                           (Unaudited)
                                           December 31,   June 30,
                                               2005         2005
                                            ---------    ---------
            GSM software license            $ 200,000    $ 200,000
            Text input methods licenses        25,000       25,000
                                            ---------    ---------
                                              225,000      225,000
            Less accumulated amortization    (149,583)    (127,083)
                                            ---------    ---------
              Net Balance                   $  75,417    $  97,917
                                            =========    =========

Amortization expense associated with intangible assets was $11,250 for the three months ended December 31, 2005 and 2004 and $22,500 for the six months ended December 31, 2005 and 2004.

GSM software license was contracted with a supplier for the Company to design GSM phone and module and was paid in September of 2002. This software license has an approximate life of 5 years based on the life of the GSM software.

Text input method license was paid in October of 2002 and has an approximate life of 5 yeas or the life of the text input license.


NOTE 7 - OTHER ASSETS

Other assets as of December 31, 2005 and June 30, 2005 consisted of facility lease and utility deposits.


NOTE 8 - NOTES PAYABLE TO STOCKHOLDERS

                                            (Unaudited)
                                            December 31,   June 30,
                                               2005          2005
                                             ---------    ---------
            Promissory Note                  $  10,000    $  10,000
            Promissory Note                         --       30,000
            Non-interest Bearing Note          550,000      550,000
                                             ---------    ---------
            Total                              560,000      590,000
              Less current portion            (560,000)    (590,000)
                                             ---------    ---------
                 Long-term portion           $      --    $      --
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


NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2005 and June 30, 2005 consisted of the following:

                                          (Unaudited)
                                          December 31,   June 30,
                                              2005        2005
                                            --------    --------
                Salaries                    $129,750    $111,000
                Other accrued liabilities     64,831      39,147
                                            --------    --------
                          TOTAL             $194,581    $150,147
                                            ========    ========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its administrative facilities under a non-cancelable operating lease that expire on April 30, 2007. In addition to the minimum annual rental commitments, the leases provide for periodic cost of living increases in the base rent and payment by the Company of common area costs. Rent expense related to the operating lease was $6,890 and $19,163 for the three months ended December 31, 2005 and 2004, respectively, and $13,058 and $33,010 for the six months ended December 31, 2005 and 2004, respectively.

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


NOTE 11 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of December 31, 2005 and June 30, 2005, the Company did not have any dilutive common stock shares.

NOTE 12 - SUBSEQUENT EVENTS


REPURCHASE OF SHARES

The Company has agreed to repurchase the shares held by Hanjin Jhun, its former Chief Executive Officer, for the price paid by Mr. Jhun, $.005 per share. Mr. Jhun, who resigned during the third quarter of fiscal 2006, holds approximately 20,000,000 shares. The Company plans to repurchase the shares for cash during the fourth quarter of its 2006 fiscal year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis or Plan of Operation contained in the Company's Form 10-KSB for the year ended June 30, 2005.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of December 31, 2005, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.


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

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

NET SALES - Net sales decreased by $30,310 or 27.4%, to $80,500 for the three months ended December 31, 2005 from $110,810 for the corresponding period of 2004. The decrease is primarily due to certain products being in the testing phase by certain customers during the 2005 quarter period and as a result, not being available for sale.

GROSS PROFIT - Gross profit increased in terms of net sales percentage as the percentage of gross profit, which was 47.0% for the three months ended December 31, 2005, compared to 6.9% for the corresponding period of 2004. The gross profit percentage increase can be attributed to its shift from phone sales to module sales, a more profitable product.



SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $17,909, or 10.9%, to $181,638 for the three months ended December 31, 2005 from $163,729 for the corresponding period of 2004. The decrease can be attributed to cost savings from cutting back the general and administrative infrastructure during the three months ended December 31, 2005 compared to the corresponding period of 2004.

OTHER INCOME - Other income increased by $14,368, or 3,221.4%, to $14,814, for the three months ended December 31, 2005 from $446 for the corresponding period of 2004. This is primarily due to a settlement of an account payable with a customer in an amount less than what had been accrued.


SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004

NET SALES - Net sales increased by $43,450, or 37.2%, to $160,390 for the six months ended December 31, 2005 from $116,940 for the corresponding period of 2004. The change is principally due to the shift in the Company's business strategy, from being a product engineering company to a product development/marketing company.

GROSS PROFIT - Gross profit increased in terms of net sales percentage as the percentage of gross profit, which was 62.5% for the six months ended December 31, 2005, compared to 6.6% for the corresponding period of 2004. The gross profit percentage increase can be attributed to its shift from being a product engineering and sales company to a product development/marketing company and the module products having higher gross profit margins compared to other products.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses decreased by $191,748, or 40.2%, to $285,372 for the six months ended December 31, 2005 from $477,120 for the corresponding period of 2004. The decrease can be attributed to decreased sales/marketing efforts, a reduced engineering group, accounting charges and cost savings from cutting back the general and administrative infrastructure.

RESEARCH AND DEVELOPMENT - Research and development expenses of $36,300, mainly attributable for the design of a phone product, were incurred during the six months ended December 31, 2005. No research and development costs were incurred during the six months ended December 31, 2004

OTHER INCOME - Other income increased by $14,124, or 3642.2%, to $14,512 for the six months ended December 31, 2005 from $388 for the corresponding period of 2004. This is primarily due to a settlement of an account payable with a customer in an amount less than what had been accrued.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $168,252, to $207,794 as of December 31, 2005 compared to $39,542 as of June 30, 2005. The increase was primarily from the issuance of equity securities, offset by operating losses.

The Company believes that its current negative working capital of $567,538 and anticipated working capital to be generated by future operations will not be sufficient to support the Company's working capital requirements through December 31, 2006. Accordingly, the Company will have to rely on outside financing.

OPERATING ACTIVITIES - Net cash used in operating activities amounted to $134,911 and $309,576 for the six months ended December 31, 2005 and 2004, respectively. The decrease from the prior period relates mainly to reduced engineering expense, including payroll expense, by terminating the outside service and focusing on research and development for the Company's own module

INVESTING ACTIVITIES - Net cash used in investing activities totaled $1,837 and $3,000 for the six months ended December 31, 2005 and 2004, respectively, consisting of capital expenditures.

FINANCING ACTIVITIES - Net cash provided by financing activities for the six months ended December 31, 2005 and 2004 totaled $305,000 and $150,450, respectively, which consisted of proceeds from issuances of common stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company's principal future obligations and commitments as of December 31, 2005, include the following:

         LEASES

         The Company leases its administrative facilities under a non-cancelable operating lease that expires on April 30, 2007. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment by the Company of common area costs. Rent expense related to the operating lease was $6,890 and $19,163 for the three months ended December 31, 2005 and 2004, respectively, and $13,058 and $33,010 for the six months ended December 31, 2005 and 2004, respectively.

         LITIGATION

         During June 2005, the Company's landlord filed a suit against the Company alleging that the Company defaulted under the terms and conditions of the Company's lease agreement when the Company failed to pay for its facility lease valued at $18,221. The parties have settled at $9,308, to be paid in twelve equal monthly installments commencing on December 6, 2005.

         In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial condition.

         SUPPLY AND PURCHASE AGREEMENTS

         In May 2005, the Company entered into a contract for low cost GSM phone and a worldwide distribution agreement with a design and manufacturing company. The agreement provides for a one-year term and may be extended on a year-to-year basis thereafter.


ITEM 3.  CONTROLS AND PROCEDURES

         At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

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

         3. INADEQUATE TECHNICAL ACCOUNTING EXPERTISE - We lacked the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP. This material weakness represented more than a remote likelihood that a material misstatement of our interim financial statements for the six months ended December 31, 2005 would not have been prevented or detected.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 11, 2005, the Company issued 6,000,000 shares of Common Stock upon conversion of a $30,000 promissory note, at a conversion rate of $0.005 per share.

Also on November 11, 2005, the Company issued 36,000,000 shares of Common Stock for cash, at a purchase price of $0.0085 per share, or an aggregate of $305,000 to an unaffiliated investor.

The Company believes that each of the foregoing transactions was exempt from the registration requirements of the Securities Act of 1933, as amended by reason of
Section 4(2) thereof and Regulation D thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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


                                Franklin Wireless Corp.

Dated: May 24, 2006             By: /s/ OC Kim
                                    --------------------------------------------
                                    OC Kim
                                    President and Acting Chief Financial Officer