Form 10QSB
period 2006-03-31
FRANKLIN WIRELESS CORP
filed 2006-05-24
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________

                         Commission file number 0-11616

                             FRANKLIN WIRELESS CORP.
                             -----------------------
              (Exact name of small business issuer in its charter)

          California                                              95-3733534
-------------------------------                              -------------------
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

   Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                             FRANKLIN WIRELESS CORP.
                                      INDEX


                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)
           Consolidated Statements of Operations (Unaudited)................. 3
           Consolidated Balance Sheets (Unaudited)...........................  4
           Consolidated Statements of Cash Flows (Unaudited).................  5
           Notes to Consolidated Financial Statements........................  6
Item 2:  Management's Discussion and Analysis or Plan of Operation........... 11
Item 3:  Controls and Procedures............................................. 14


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings................................................... 15
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds......... 15
Item 3:  Defaults Upon Senior Securities..................................... 15
Item 4:  Submission of Matters to a Vote of Security Holders................. 15
Item 5:  Other Information .................................................. 15
Item 6:  Exhibits............................................................ 15

Signatures .................................................................. 16

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                            FRANKLIN WIRELESS CORP.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         MARCH 31,                         MARCH 31,
                                              ------------------------------    ------------------------------
                                                  2006             2005             2006             2005
                                              -------------    -------------    -------------    -------------

Net sales                                     $     162,698    $      27,429    $     323,088    $     144,369
Cost of goods sold                                  142,448               --          202,648          109,200
---------------------------------------------------------------------------------------------------------------
Gross profit                                         20,250           27,429          120,440           35,169
---------------------------------------------------------------------------------------------------------------

Operating expenses:
    Selling, general and administrative             131,503           77,334          416,875          554,454
    Research and development                             --               --           36,300               --
---------------------------------------------------------------------------------------------------------------
Total operating expenses                            131,503           77,334          453,175          554,454
---------------------------------------------------------------------------------------------------------------

Loss from operations                               (111,253)         (49,905)        (332,735)        (519,285)

Other income (expense), net                            (712)            (217)          13,800              171
---------------------------------------------------------------------------------------------------------------
Net loss before income taxes                       (111,965)         (50,122)        (318,935)        (519,114)

Provision for income taxes                               --               --              800              800
---------------------------------------------------------------------------------------------------------------

Net loss                                      $    (111,965)   $     (50,122)   $    (319,735)   $    (519,914)
===============================================================================================================



Basic loss per share                          $     (0.0001)   $     (0.0001)   $     (0.0004)   $     (0.0007)
Diluted loss per share                        $     (0.0001)   $     (0.0001)   $     (0.0004)   $     (0.0007)

Weighted average common shares outstanding:
         Basic                                  835,040,050      773,040,050      814,506,717      773,040,050
         Diluted                                835,040,050      773,040,050      814,506,717      773,040,050




SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.




                                      FRANKLIN WIRELESS CORP.
                                    CONSOLIDATED BALANCE SHEETS


                                                                      (UNAUDITED)
                                                                        MARCH 31,      JUNE 30,
                                                                          2006           2005
                                                                       -----------    -----------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                        $    76,850    $    39,542
      Accounts receivable                                                      950             --
--------------------------------------------------------------------------------------------------
   Total current assets                                                     77,800         39,542
   Property and equipment, net                                              13,108         14,921
   Intangible asset                                                         67,167         97,917
   Other assets                                                              2,107          2,107
--------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                  $   160,182    $   154,487
==================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
   CURRENT LIABILITIES
      Accounts payable                                                 $       561    $    17,926
      Accrued liabilities                                                  201,797        150,147
      Notes payable to stockholders, current portion                       550,025        590,000
--------------------------------------------------------------------------------------------------
          Total current liabilities                                        752,383        758,073
   Notes payable to stockholders, long-term portion                             --             --
   Other long-term liabilities                                                  --          3,878
--------------------------------------------------------------------------------------------------
   Total liabilities                                                       752,383        761,951
--------------------------------------------------------------------------------------------------

Stockholders' deficit:
      Common stock, no par value, authorized 900,000,000 shares and
        Preferred stock, no par value, authorized 10,000,000 shares;
        Common stock issued and outstanding - 835,040,050 as of
        March 31, 2006 and 793,040,050 as of June 30, 2005 and no
        Preferred stocks issued and outstanding                                 --             --
      Additional paid-in capital                                         4,119,393      3,784,393
      Stock subscription receivable                                        (17,395)       (17,395)
      Accumulated deficit                                               (4,694,199)    (4,374,462)
--------------------------------------------------------------------------------------------------
          Total stockholders' deficit                                     (592,201)      (607,464)
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   160,182    $   154,487
==================================================================================================



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.




                               FRANKLIN WIRELESS CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    MARCH 31,
                                                              -----------------------
                                                                 2006        2005
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $(319,735)   $(519,914)
       Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization                          38,400       38,400
          Increase (decrease) in cash due to change in:
              Accounts receivable                                  (950)      99,390
              Other assets                                           --        3,493
              Accounts payable                                  (17,367)          --
              Accrued liabilities                                47,772      (56,409)
-------------------------------------------------------------------------------------
          Net cash used in operating activities                (251,880)    (322,222)
-------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of intangible asset                               (3,000)          --
     Purchases of property and equipment                         (2,837)      (3,000)
-------------------------------------------------------------------------------------
          Net cash used in investing activities                  (5,837)      (3,000)
-------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (payments) from (to) stockholders               (39,975)      30,000
     Proceeds from issuance of common stock                     335,000      120,450
-------------------------------------------------------------------------------------
           Net cash provided by financing activities            295,025      150,450
-------------------------------------------------------------------------------------

Net increase (decrease) in cash                                  37,308     (174,772)
Cash and cash equivalents, beginning of year                     39,542      209,048
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $  76,850    $  34,276
=====================================================================================

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


NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $319,735 and had negative cash flows from operations of $251,880 during the nine months ended March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has two reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company's subsidiary located in South Korea, ARG, was not active and in operation during the nine months ended March 31, 2006 and 2005. Furthermore, all of its subsidiary's assets were written off during the fiscal year 2004 as the operation was shut-down during the period. As a result, the Company's consolidated financial statements include $550,000 of debt from ARG financial statements. During the latter part of 2003, the Company discontinued its financial support and operations of ARG but kept the business as an inactive subsidiary for future use. The subsidiary will be used for supporting manufacturing and sourcing new product and business in the future.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of March 31, 2006, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

The Company does not provide any warranties on its products. However, the manufacturer provides limited warranties up to one year from the date of the sale to the Company's customers. These products are shipped directly from the manufacturer to the customers. As a result, the Company is not required to and does not accrue any warranty expenses.

ADVERTISING AND MARKETING COSTS

The company expenses the costs of advertising and marketing as incurred. The Company incurred no advertising and marketing expenses during the three and nine months ended March 31, 2006 and 2005.

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


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 and June 30, 2005 consisted of the following:

                                                   (Unaudited)
                                                     March 31,        June 30,
                                                       2006            2005
                                                     --------        --------

Computers and software                               $ 25,062        $ 22,224
Machinery and equipment                                 3,000           3,000
Furniture and fixtures                                  8,713           8,713
                                                     --------        --------
                                                       36,775          33,937
Less accumulated depreciation                         (23,667)        (19,016)
                                                     --------        --------
    TOTAL                                            $ 13,108        $ 14,921
                                                     ========        ========

NOTE 5 - INVESTMENT IN SUBSIDIARY

In April 2002, the Company invested $384,615 in its wholly owned subsidiary in South Korea for R&D and manufacturing support. Since August 2003 and as of March 31, 2006 and June 30, 2005, ARG has been inactive.


NOTE 6 - INTANGIBLE ASSETS

The Company purchased licenses to design phone and data communication products. Below are the details for the licenses.
                                                    (Unaudited)
                                                      March 31,        June 30,
                                                       2006              2005
                                                     ---------        ---------
GSM software license                                 $ 200,000        $ 200,000
Text input methods licenses & other                     28,000           25,000
                                                     ---------        ---------
                                                       228,000          225,000
Less accumulated amortization                         (160,833)        (127,083)
                                                     ---------        ---------
Net Balance                                          $  67,167        $  97,917
                                                     =========        =========

Amortization expense associated with intangible assets was $11,250 for the three months ended March 31, 2006 and 2005 and $33,750 for the nine months ended March 31, 2006 and 2005.

GSM software license was contracted with a supplier for the Company to design GSM phone and module and was paid in September of 2002. This software license has an approximate life of 5 years based on the life of the GSM software.

Text input method license was paid in October of 2002 and has an approximate life of 5 yeas or the life of the text input license.


NOTE 7 - OTHER ASSETS

Other assets as of March 31, 2006 and June 30, 2005 consisted of facility lease and utility deposits.


NOTE 8 - NOTES PAYABLE TO STOCKHOLDERS

                                                   (Unaudited)
                                                    March 31,         June 30,
                                                      2006              2005
                                                    ---------         ---------
Promissory Note                                     $  10,000         $  10,000
Promissory Note                                            --            30,000
Non-interest Bearing Note                             540,025           550,000
                                                    ---------         ---------
Total                                                 550,025           560,000
         Less current portion                        (550,025)         (590,000)
                                                    ---------         ---------
             Long-term portion                      $      --         $      --
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

On August 20, 2002, the Company's wholly owned subsidiary, ARG, issued a promissory note to a stockholder in the amount of $550,000, bearing interest at 10%, due on March 20, 2004. The Company and the stockholder agreed to change the promissory note to a convertible promissory note during the year ended June 30, 2004. The note is convertible into shares of Common Stock at the option of the holder at a conversion price equal to the fair value of the Company's Common Stock on the date of issuance, or $0.005 per share. As of March 31, 2006, this note was outstanding and had not been converted.


NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2006 and June 30, 2005 consisted of the following:

                                                    (Unaudited)
                                                      March 31,         June 30,
                                                        2006              2005
                                                      --------          --------
Salaries                                              $138,250          $111,000
Other accrued liabilities                               63,547            39,147
                                                      --------          --------
          TOTAL                                       $201,797          $150,147
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

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of March 31, 2006 and June 30, 2005, the Company did not have any dilutive common stock shares.

NOTE 12 - STOCK REPURCHASE

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

BUSINESS OVERVIEW

Franklin Wireless Corp. ("Franklin" or the "Company") designs, builds, and markets broadband high speed data communication products such as 3G wireless modules and modems. Franklin is dedicated to serving the global wireless community by becoming a leading developer/marketer of wireless communications devices and enabling technologies, as well as an applications provider catering to the dynamic needs of its customers, global wireless carriers In addition, service for its technology is provided to vertical application companies. .

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of March 31, 2006, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

NET SALES - Net sales increased by $135,269, or 493.2%, to $162,698 for the three months ended March 31, 2006 from $27,429 for the corresponding period of 2005. The change is principally due to the shift in the Company's business strategy, from being a product engineering company to a product development/marketing company.

GROSS PROFIT - Gross profit decreased in terms of net sales percentage as the percentage of gross profit, which was 12.4% for the three months ended March 31, 2006, compared to 100% for the corresponding period of 2005. The gross profit for the three months ended March 31, 2005 was attributed to having no cost of sales, which was due to the sale of refurbished units.
..
SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $54,169, or 70.0%, to $131,503 for the three months ended March 31, 2006 from $77,334 for the corresponding period of 2005. The increase can be attributed to increased cost of travel expense, payroll, and other general and administrative infrastructure.

OTHER EXPENSE - Other expense increased by $495, or 228.1%, to $712 for the three months ended March 31, 2006 from $217 for the corresponding period of 2005.


NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

NET SALES - Net sales increased by $178,719, or 123.8%, to $323,088 for the nine months ended March 31, 2006 from $144,369 for the corresponding period of 2005. The major portion of sales during this period were still from phone sales, but the change is principally due to the shift in the Company's business strategy, from being a product engineering company to a product development/marketing company.

GROSS PROFIT - Gross profit increased in terms of net sales percentage as the percentage of gross profit, which was 37.3% for the nine months ended March 31, 2006, compared to 24.4% for the corresponding period of 2005. The gross profit percentage increase can be attributed to its shift from being a product engineering company to a product development/marketing company and the fact that module products having carry a higher gross profit margin compared to other products.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses decreased by $137,579, or 24.8%, to $416,875 for the nine months ended March 31, 2006 from $554,454 for the corresponding period of 2005. The decrease can be attributed to decreased cost of consulting expense for engineering and development, payroll, and other general and administrative infrastructure.

RESEARCH AND DEVELOPMENT - Research and development expenses of $36,300, mainly attributable to the design of a phone product, was incurred during the nine months ended March 31, 2006. No research and development costs were incurred during the nine months ended March 31, 2005.

OTHER INCOME - Other income increased by $13,629, or 7970.2%, to $13,800 for the nine months ended March 31, 2006 from $171 for the corresponding period of 2005. This is primarily due to a settlement of an account payable with a customer in an amount less than what had been accrued.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $37,308, to $76,850 as of March 31, 2006 compared to $39,542 as of June 30, 2005. The increase was primarily from the issuance of equity securities, offset by operating losses.

The Company believes that its current negative working capital of $674,582 and anticipated working capital to be generated by future operations will not be sufficient to support the Company's working capital requirements through March 31, 2007. Accordingly, the Company will have to rely on outside financing.

OPERATING ACTIVITIES - Net cash used in operating activities amounted to $251,880 and $322,222 for the nine months ended March 31, 2006 and 2005, respectively. The decrease from the prior period relates mainly to reduced engineering expense by terminating the outside service and focusing on research and development for the Company's own module.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $5,837 and $3,000 for the nine months ended March 31, 2006 and 2005, respectively, consisting of capital expenditures.

FINANCING ACTIVITIES - Net cash provided by financing activities for the nine months ended March 31, 2006 and 2005 totaled $295,025 and $150,450, respectively, which consisted of proceeds from issuances of common stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company's principal future obligations and commitments as of March 31, 2006, include the following:

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

ITEM 3.  CONTROLS AND PROCEDURES

        At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

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

3. INADEQUATE TECHNICAL ACCOUNTING EXPERTISE - We lacked the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP. This material weakness represented more than a remote likelihood that a material misstatement of our interim financial statements for the nine months ended March 31, 2006 would not have been prevented or detected.

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

None

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

Dated: May 24, 2006