Form 10KSB
period 2006-06-30
FRANKLIN WIRELESS CORP
filed 2006-09-28
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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

        9823 Pacific Heights Blvd., Suite J, San Diego, California 92121
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was $1,002,953.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days: $6,090,948 as of September 20, 2006.

State the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

    TITLE OF EACH CLASS OF COMMON STOCK OUTSTANDING AT September 20, 2006
    -----------------------------------            -----------------------------
      Common Stock, without par value                      882,040,050

Transitional Small Business Disclosure Format (Check one) Yes [ ]; No [X]

                                     FRANKLIN WIRELESS CORP.
                              INDEX TO ANNUAL REPORT ON FORM 10-KSB
                             FOR THE FISCAL YEAR ENDED JUNE 30, 2006


                                                                                        PAGE NO.
                                                                                        --------

                                              PART I
                                              ------

Item 1:  Description of Business .......................................................    5
Item 2:  Description of Property .......................................................    9
Item 3:  Legal Proceedings .............................................................    9
Item 4:  Submission of Matters to a Vote of Security Holders ...........................    9


                                             PART II
                                             -------

Item 5:  Market for Common Equity and Related Stockholder Matters ......................    9
Item 6:  Management's Discussion and Analysis or Plan of Operation .....................   10
Item 7:  Financial Statements ..........................................................   17
Item 8:  Changes in and Disagreements with Accountants on Accounting and                   17
         Financial Disclosure ..........................................................   17
Item 8A: Controls and Procedures .......................................................   17
Item 8B: Other Information .............................................................   18


                                             PART III
                                             --------

Item 9:  Directors, Executive Officers, Promoters and Control Persons; Compliance
         with Section 16(a) of the Exchange Act ........................................   18
Item 10: Executive Compensation ........................................................   19
Item 11: Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ...............................................   20
Item 12: Certain Relationships and Related Transactions ................................   21
Item 13: Exhibits ......................................................................   21
Item 14: Principal Accountant Fees and Services ........................................   22

         Signatures ....................................................................   23


INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

Franklin Wireless Corp. (the "Company" or "Franklin" or "our" or "we") is a California corporation; its principal executive office is located at 9823 Pacific Heights Blvd. Suite J, San Diego, CA 92121.

You should keep in mind the following points as you read this Report on Form 10-KSB:

         o the terms "we," "us," "our", "Franklin", "Franklin Wireless", or the "Company" refer to Franklin Wireless Corp. and its subsidiary; and
         o our fiscal year ends on June 30; references to fiscal 2006 and fiscal 2005 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

         At Franklin Wireless Corp., we design, build and market broadband high speed data communication products, such as 3rd Generation wireless modules and modems. Franklin is dedicated to serving the global wireless community by becoming a leading developer/marketer of wireless communications devices and enabling technologies, as well as an applications provider catering to the dynamic needs of its customers, global wireless carriers. Franklin's wireless broadband data products include wireless USB modems, PC cards, embedded modules, and stand-alone broadband modems used for high-speed data services. The basis for most of our products is Code Division Multiple Access (CDMA) technology. In addition, as a wireless technologies/applications provider, Franklin offers services designed to meet specific needs of each of its customers.

We are committed to developing a reputation for:

         o Developing next-generation wireless communications products at affordable prices and ensuring timely and reliable product delivery,
         o Flexibility in providing wireless enabling technologies that satisfy the specific needs of each carrier, and
         o Deploying client-specific, value-enhancing, wireless applications

         In addition, we provide service for our technology to vertical application companies. Accordingly, the Company acts as a wireless solution provider and enabler. The Company is in the position of a solution provider to electronic consumer product companies, and is in the position of an enabler of new markets and products to technology providers.

         Our products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. Our customers are located primarily in the United States, Canada, and South America, in a wide range of industries including cellular operators, government agencies, PC manufacturers, and application integrators. In summary, Franklin's products are marketed to cellular operators for end-users as well as to the handheld computer industry, automotive industry, telemetry and other vertical markets.

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

OUR PRODUCTS AND SERVICES

         We offer two distinct product segments: our CDMA 1xEVDO Embedded Module and USB/PC card Modem Segment, and our Data Application Supporting
Segment.

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

         To support this rapidly expanding market, major wireless device manufacturers are planning to integrate embedded CDMA modules into their application products. The current low-speed data subscriber base also represents a substantial potential market opportunity for CDMA 1x EVDO modules. Since the next-generation (3G) wireless technologies are based on the CDMA high speed data technology, GSM developers will soon be required to add CDMA capabilities to their devices.

         In this rapidly growing market segment, the Company currently has two products: a dual-band (800/1900Mhz) embedded module/modem for the US and Latin American markets, and a single band (800Mhz) module/modem for the Latin America market. All of the present products are based on Qualcomm's MSM 5500/6500 technology. The Company plans to market its existing 1x EVDO embedded modem and USB/PCMCIA modem products to operators in the US and Latin America during 2006. In addition, the Company is in the process of developing a dual band USB modem, stand-alone wireless terminal and Express card based on Qualcomm's 1x EV-DO 6800 Rev A technology. Working with its Korean development partner CMOTech, Inc., the Company has initiated the development of a single band PC card and USB modem access device, as well as a stand-alone wireless modem based on Qualcomm's 5500 series and 6500 series chipset. Accordingly, our product lines have been expanded to address the US and Latin American markets to get certifications and sales.

         In the next few years, we see great potential for our new line of CDMA 1x EV-DO based products. For the first time, 1x EV-DO will provide users with broadband speeds (up to 2.4Mbps) wirelessly in wide-area coverage. This third generation, or 3G, technology is just now being deployed commercially by major US wireless carriers committing to a nationwide 1x Ev-Do network deployment, as well as other wireless carriers planning to incorporate Qualcomm's CDMA 2000 1x EV-DO as their 3G wireless data standard in the US and Latin America. 1x EV-DO is particularly advantageous in regions as an alternative to wired broadband (e.g., DSL and cable) and in regions where wired broadband access is simply unavailable despite the need and demand for such services. Franklin aims to work closely with carriers deploying 1x EV-DO in order to develop the 3G terminals that best meet their commercial needs in the US and Latin American market.

         Franklin's Data Application Supporting Segment collaborates with major carriers and wireless product manufacturers and provides them with solutions that meet their specific needs. This segment will be provided majority of our revenue in the near future. Franklin believes that the consumer product market is experiencing consolidation and rapid changes, making it less attractive to Franklin. Therefore, the management has elected to focus Franklin's resources on the wireless data module business segment. This will shift in focus aligns our marketing resources and engineering capabilities behind our core product business units.

SALES AND MARKETING

         We market our products through two channels: directly to operators and indirectly, through strategic partners. Most of our sales to wireless carriers and OEMs are sold directly by our sales force.

         There are three steps to test for the sales of the data products with carriers: CDG1 (CDMA Development Group Stage 1), CDG 2 and CDG 3. The Company is currently selling the CDU-550 1x EVDO USB modem after completion of certifications with one of the major carriers in the US and approximately ten CDMA carriers in Latin America. Some units have been shipped to carriers in Latin America as samples for the certifications and marketing evaluation purpose.

         The carriers are interested in 1x EVDO single and dual band USB modem product for laptop computers or handheld devices equipped with USB but not equipped with PCMCIA slots. The Company's CDU-550 and CCU-550 are the first products to access the internet over CDMA 1xEVDO network with a USB modem. These products are designed for the users to browse the internet and send and receive e-mail anywhere and anytime in the CDMA 1xEVDO network. The Company has introduced a stand-alone modem for application companies, such as wireless security and telemetric companies, as well as the convergence products, EVDO to Ethernet Router and EVDO Access Point which was combined with EVDO and WiFi solution. The EVDO access point product is designed for the small office or home office using several PCs at the same time.

ASSEMBLY AND MANUFACTURING OPERATIONS

         The Company's main facility is located in San Diego, California. Assembly of the Company's products has ordinarily been contracted out to an overseas manufacturing company in South Korea. In May 2005, the Company entered into an agreement with CMotech Co. Ltd., located in South Korea, for the manufacture of the products. Under the manufacturing and supply agreement, CMotech provides the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service.

EMPLOYEES

         As of June 30, 2006, the Company had six full time employees and two part time employees. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes its relations with the employees to be amicable.

RISKS RELATED TO OUR BUSINESS

         WE HAVE A HISTORY OF LOSSES. We have experienced significant operating losses and negative cash flows from operating activities during our last two fiscal years. If our sales do not improve and operating expenses are not reduced and monitored, we may incur additional significant net losses and negative cash flows from operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases approximately 3,800 square feet office space in San Diego, California, at a monthly rent of approximately $3,981. The lease expires on June 30, 2008. Our facility is covered by appropriate level of insurance and we believe it to be suitable for its respective use and adequate for our present needs.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the "pink sheets" under the trading symbol "FKLT". The following table sets forth the range of high and low bid quotations per share for the Common Stock as reported during the fiscal years ending June 30, 2006 and 2005. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

                                                        HIGH              LOW
                                                     -----------       ---------
             JUNE 30, 2005
             -------------
                      First Quarter                     0.035            0.012
                      Second Quarter                    0.014            0.007
                      Third Quarter                     0.010            0.004
                      Fourth Quarter                    0.038            0.002
             JUNE 30, 2006
             -------------
                      First Quarter                     0.016            0.007
                      Second Quarter                    0.010            0.005
                      Third Quarter                     0.011            0.004
                      Fourth Quarter                    0.009            0.004

         The Company has never declared or paid any dividends on its Common Stock and does not expect to declare or pay any cash dividends in the foreseeable future.

         As of June 30, 2006, the Company had approximately 770 shareholders of record. Since many of the shares of the Company's Common Stock are held by brokers and other institutions on behalf of stockholders, it is impossible to estimate the total number of beneficial holders represented by these record holders.

RECENT SALES OF UNREGISTERED SECURITIES

         During the three months ended June 30, 2006, the Company engaged in the following sales of unregistered securities:

         o The Company issued 1,000,000 shares of Common Stock to a shareholder upon conversion of a $10,000 note payable, at a conversion price of $0.01 per share.

         o The Company issued 66,000,000 shares of Common Stock to unaffiliated investors for cash at a price of $0.009 per share, for gross proceeds of $600,000. .

         The Company believes that each of the foregoing stock issuances was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation D thereunder.

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

         The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. Our customers are located primarily in the United States, Canada, and South America, in a wide range of industries including cellular operators, government agencies, PC manufacturers, and application integrators. In summary, the Company's products are marketed to cellular operators for end-users as well as to the handheld computer industry, automotive industry, telemetry, and other vertical markets.

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

         The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its financial statements:

REVENUE RECOGNITION

         The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers. The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is provided by the Company's vendor. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgments and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of June 30, 2006 and 2005, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

         The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment which is covered by the Company's vendor. These products are shipped directly from the vendor to the customers. As a result, the Company does not accrue any warranty expenses.

RESEARCH AND DEVELOPMENT COSTS

         The Company expenses research and development costs to operations which are primarily made up of developmental activities.

ADVERTISING AND MARKETING COSTS

         The Company expenses the costs of advertising and marketing as incurred. The Company incurred no advertising and marketing expenses during the years ending June 30, 2006 and 2005, respectively.

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

RESULT OF OPERATIONS

         The following table sets forth, for the fiscal years ended June 30, 2006, 2005 and 2004, selected consolidated statements of operations data expressed as a percentage of sales:

                                                    2006       2005       2004
                                                   -------   --------   --------

Net Sales                                           100.0%     100.0%     100.0%
Cost of goods sold                                   67.6%      68.7%      93.6%
                                                   -------   --------   --------
Gross profit                                         32.4%      31.3%       6.4%
                                                   -------   --------   --------

Operating expenses:
     Selling, general and administrative expenses    58.0%     237.7%     106.2%
     Research and development                         3.6%       8.0%       3.9%
                                                   -------   --------   --------
Total operating expenses                             61.6%     245.7%     110.1%
                                                   -------   --------   --------

Loss from operations                               (29.2%)   (214.4%)   (103.7%)

Other (expense) income, net                           1.6%     (1.5%)    (32.4%)
                                                   -------   --------   --------

Net loss before income taxes                       (27.6%)   (215.9%)   (136.1%)

Provision for income taxes                            0.1%       0.3%       0.1%
                                                   -------   --------   --------

Net loss                                           (27.7%)   (216.2%)   (136.2%)
                                                   =======   ========   ========

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2006 COMPARED TO YEAR ENDED JUNE 30, 2005

NET SALES - Net sales increased by $700,884 or 232.0%, from $302,069 for the year ended June 30, 2005 to $1,002,953 for the year ended June 30, 2006. The primary increase in sales was an increase in sales on the CDMA module and modem products.

GROSS PROFIT - Gross profit increased in terms of net sales percentage as the percentage of gross profit was 32.4% for the year ended June 30, 2006, compared to 31.3% for the corresponding period of 2005. The gross profit percentage increase can be attributed to its increase in sales in the CDMA module and modem products which have higher gross profit margin compared to other products.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses decreased by $136,240 or 19.0%, from $718,159 for the year ended June 30, 2005 to $581,919 for the year ended June 30, 2006. The decrease can be attributed to decreased engineering expense and professional service charges.

RESEARCH AND DEVELOPMENT - Research and development expenses increased by $12,100 or 50.0%, from $24,200 for the year ended June 30, 2005 to $36,300 for the year ended June 30, 2006. The increase was mainly attributable to the design of CDMA modules and modems.

OTHER EXPENSE (INCOME), NET - Other expense (income) decreased by $21,145, or 468.4%, from net expense of $4,514 for the year ended June 30, 2005 to income of $16,631 for the year ended June 30, 2006. This is primarily due to a settlement of an account payable with a customer in an amount less than what was accrued during the year ended June 30, 2006.

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

RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $40,664 or 62.7%, from $64,864 for the year ended June 30, 2004 to $24,200 for the year ended June 30, 2005. The decrease was mainly attributable to the design of CDMA modules and modems, rather than GSM phone design and development.

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

GOING CONCERN MATTERS

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $277,590 and had negative cash flows from operations of $260,739 for the year ended June 30, 2006. These factors raise doubt about the Company's ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents increased by $528,845 to $568,387 as of June 30, 2006 compared to $39,542 as of June 30, 2005. The cash sources came primarily from issuance of equity securities, and to a lesser extent, collections of sales revenues. The Company has relied on sales of new shares to supplement the funding of operations for an extended period of time. The Company's working capital increased by $557,115 as the Company was able to increase its cash balance through sales of its common stock shares to investors during the year ended June 30, 2006.

         Our cash and cash equivalents decreased by $169,506 to $39,542 as of June 30, 2005 compared to $209,048 as of June 30, 2004. The cash sources came primarily from issuance of equity securities, and to a lesser extent, collections of sales revenues. The Company has relied on sales of new shares to supplement the funding of operations for an extended period of time. The Company's working capital decreased by $960,944 as we continued to invest in our development and business development efforts and fund the loss incurred in 2005 and 2004.

         The Company believes that its current working capital deficit of $161,416 and anticipated working capital to be generated by future operations will not be sufficient to support the Company's working capital requirements through least June 30, 2007.

OPERATING ACTIVITIES - Net cash used in operating activities amounted to $260,739 in 2006, $413,516 in 2005, and $1,675,222 in 2004. The decrease from the prior period relates mainly to lower net loss compared to the prior period. The decrease from 2004 to 2005 relates mainly to lower amounts used in research and development service by stopping the service and focusing on the research and development for the Company's own module, and write-off of fixed assets and intangible assets of $478,904, as they were deemed to be impaired as of June 30, 2004.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $5,416, $4,000, and $1,829 in 2006, 2005, and 2004, respectively, consisting of capital expenditures.

FINANCING ACTIVITIES - Net cash provided by financing activities in 2006 totaled $795,000, mainly consisting of proceeds of $945,000 from the issuance of its common stock. Net cash provided by financing activities in 2005 totaled $248,010, consisting of proceeds of $218,010 from the issuance of Common Stock and additional borrowings from stockholders of $30,000. Net cash provided by financing activities in 2004 totaled $1,431,373, consisting of proceeds of $1,736,768 from the issuance of Common Stock and off-set by repayment of line of credit in the amount of $298,000.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Our principal future obligations and commitments as of June 30, 2006, include the following:

       LEASES

       The Company leases its administrative facilities under a non-cancelable operating lease that expires on June 30, 2008 In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment by the Company of common area costs. Rent expense related to the operating lease was $24,679 and $37,104 for the years ended June 30, 2006 and 2005, respectively.

       The Company also leases an automobile under an operating lease. Lease expenses related to these items were $6,564 and $8,393 during the years ended June 30, 2006 and 2005, respectively.

       LITIGATION

       During June 2005, the Company's landlord filed a suit against the Company alleging that the Company defaulted under the lease when the Company failed to pay rent. The action was settled, with the Company agreeing to pay $9,308, to be paid in twelve equal monthly installments starting on December 6, 2005. This balance has been accrued in the current and long-term liabilities in the balance sheet as of June 30, 2005 and accrued liabilities in the balance sheet as of June 30, 2006.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the fiscal year ended June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

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

         3. Inadequate Technical Accounting Expertise - We lacked the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP. This material weakness represented more than a remote likelihood that a material misstatement of our annual or interim financial statements for fiscal 2006 would not have been prevented or detected.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, titles and present and past positions of the executive officers of the Company.

            NAME         AGE        POSITION
          -----------    ---   -----------------------------------------------
          OC Kim         43    President, Director, and Acting Chief Financial
                               Officer
          Gary Nelson    65    Director
          David Kim      53    Director
          Taejin Kim     42    Director

         Mr. OC Kim has been a director of the Company since September 2003 and is currently serving as the President and Acting Chief Financial Officer of the Company. Prior to joining the Company, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the US Sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. He began his career at Lucky Goldstar (LG) Electronics. He has more than 15 years of successful experience in sales, marketing and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea.

         Mr. Gary Nelson became a director of Franklin Wireless in April 2001. He is also the co-founder and current President of Churchill Mortgage Corporation, an income property mortgage banking firm based in Los Angeles, California, which is the loan correspondent for the general and real estate separate accounts of major life insurance companies and their pension fund sources. The Churchill portfolio consists of approximately $4.5 billion in loans. In addition, Mr. Nelson is the Chairman of the Board of Directors of Churchill Mortgage of Arizona, Inc., and Churchill Real Estate, Inc. His prior experience includes computer marketing to the aerospace industry with Control Data Corporation and design engineering on the Apollo Project with North American Aviation. He holds a B.S. in Mechanical Engineering from Kansas State University and an MBA from the University of Southern California.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2005 were complied with.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets all compensation paid or accrued by the Company during the years ended June 30, 2005 and 2006 to its Chief Executive Officer, President and Chief Operating Officer, and Chief Technology Officer. (the "Named Executive Officers")

                                ----------------------------------
                                      ANNUAL COMPENSATION                                 NO. OF
                                ----------------------------------                      SECURITIES
                                                                                        UNDERLYING
                                                                        ALL OTHER         OPTIONS
NAME AND PRINCIPAL POSITION      YEAR         SALARY         BONUS     COMPENSATION       GRANTED
----------------------------    -----    --------------    -------    --------------    ----------
Hajin Jhun, CEO *                2005      $  6,000 (1)       None          None           None
                                 2006      $  6,400 (2)       None          None           None
OC Kim, President                2005      $100,000 (3)       None          None           None
                                 2006      $100,000 (4)       None          None           None
Peter Won,  VP of                2005      $ 90,000 (5)       None          None           None
Engineering                      2006      $ 90,000           None          None           None

*Mr. Jhun resigned from all positions with the Company in March 2006.

     (1) $50,000 per year contracted but agreed to receive $2,000 per month until the Company is able to obtain future funding from other investors.
     (2) $7,000 was deferred.
     (3) $50,500 of this amount was deferred in 2005 and $35,000 was also deferred in 2004.
     (4) $13,750 of this amount was deferred.
     (5) $25,500 of this amount was deferred.

The Company had no outstanding employee stock options as of June 30, 2006 and 2005.

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

                            SHARES BENEFICIALLY OWNED
        -------------------------------------------------------------------------------------
                              NAME AND ADDRESS                         NUMBER         PERCENT
        -------------------------------------------------------     -------------     -------
        OC Kim                                                      104,943,534        11.89%
        9823 Pacific Heights Blvd. Suite J, San Diego, CA 92121





        Gary Nelson                                                  24,227,000         2.75%
        9823 Pacific Heights Blvd. Suite J, San Diego, CA
        92121

        Taejin Kim                                                   54,968,889 (1)     6.23%
        9823 Pacific Heights Blvd. Suite J. San Diego,
        CA 92121

        David Kim                                                    88,805,746 (2)    10.07%
        9823 Pacific Heights Blvd. Suite J. San Diego, CA
        92121

        All directors and executive officers of                     272,945,169        30.94%
        the Company as a group (4 persons)

(1) Consists of shares owned by iPacific Partners, of which Taejin Kim is an officer (2) Consists of shares owned by Westech Korea, of which David Kim is an officer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May of 2006 the Company repurchased 20,000,000 shares of Common Stock from Hajin Jhun, its former Chief Executive Officer, for cash in the amount of $100,000.

ITEM 13. EXHIBITS

No.      Description
---      -----------

2.1 Amended and Restated Agreement and Plan of Merger, dated July 31, 2003, between Accetio, Inc. and Franklin Telecommunications Corp. (1)

3.1      Restated Articles of Incorporation of Franklin Wireless Corp. (2)

3.2      Bylaws of Franklin Wireless Corp. (3)

10.1 Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd.(2)

10.2 Lease, dated March 16, 2005, between the Company and MP Sorrento Mesa, LLC (2)

10.3 First Amendment to Lease, between the Company and MP Sorrento Mesa, LLC, dated May 23, 2006.

10.4 Stock Repurchase Agreement, dated May 5, 2006, between the Company and Hajin Jhun.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------

(1) Incorporated by reference from Report on Form 8-K, filed on September 26,
2003

(2) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2005, filed on May 23, 2006

(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-3, filed on July 28, 2000

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees paid or accrued for the audit and other services provided by Choi, Kim & Park, LLP for fiscal 2006 and 2005.


                                                     FY 2006             FY 2005
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
                                                     =======             =======

         The fees set forth on the foregoing table were paid during the 2006 fiscal year, but relate to the audits of the fiscal years set forth. Audit services of Choi, Kim & Park, LLP for fiscal 2006 and 2005 consisted of the examination of the consolidated financial statements of the Company. All of the services described above were approved in advance by the Board of Directors.

                                   SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Franklin Wireless Corp.

                                               By: /s/ OC Kim
                                                   -------------------
                                                   OC Kim, President

Dated: September 20, 2006

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

        Signature                Title                              Date
        ---------                -----                              ----

(1) Principal Executive, Financial and Accounting Officer

      /s/ OC KIM       President,  Acting Chief Financial
      -------------    Officer and a Director                 September 20, 2006
          OC Kim

(3) Directors

     /s/ GARY NELSON    Chairman of the Board of Directors    September 20, 2006
     ---------------
         Gary Nelson

     /s/  DAVID KIM     Director                              September 20, 2006
     ---------------
          David Kim

     /s/ TAE JIN KIM    Director                              September 20, 2006
     ---------------
         Tae Jin Kim

                                         FRANKLIN WIRELESS CORP.

                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE NO.
                                                                                               --------

Index to Consolidated Financial Statements ........................................................F-1

Report of Independent Registered Public Accounting Firm ...........................................F-2

Consolidated Balance Sheets at June 30, 2006 and 2005 .............................................F-3

Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004 ............F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
June 30, 2006, 2005 and 2004 ......................................................................F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004.............F-6

Notes to Consolidated Financial Statements ...................................................F-7~F-16


                                                   F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Franklin Wireless Corp.
San Diego, California

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. and subsidiary as of June 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. and subsidiary as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses in fiscal 2006 and 2005, negative cash flows from operations, and has limited cash and other resources to fund future operations. Management's plans concerning these matters are also discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Choi, Kim & Park, LLP
San Diego, California
September 20, 2006

                                             FRANKLIN WIRELESS CORP.
                                           CONSOLIDATED BALANCE SHEETS


                                                                                    FISCAL YEARS ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                       2006             2005
                                                                                    -----------      -----------
ASSETS
     Current assets:
         Cash and cash equivalents                                                  $   568,387      $    39,542
         Accounts receivable                                                              1,750               --
                                                                                    -----------      -----------
         Total current assets                                                           570,137           39,542
     Property and equipment, net                                                         12,715           14,921
     Intangible assets, net                                                             104,195           97,917
     Other assets                                                                         4,452            2,107
                                                                                    -----------      -----------
     TOTAL ASSETS                                                                   $   691,499      $   154,487
                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
     CURRENT LIABILITIES
         Accounts payable                                                           $       585      $    17,926
         Accrued liabilities                                                            190,968          150,147
         Notes payable to stockholders                                                  540,000          590,000
                                                                                    -----------      -----------
         Total current liabilities                                                      731,553          758,073
     Other long-term liabilities                                                             --            3,878
                                                                                    -----------      -----------
     Total liabilities                                                                  731,553          761,951
                                                                                    -----------      -----------

     STOCKHOLDERS' DEFICIT:
     Common Stock, no par value, authorized 900,000,000 shares and Preferred
     Stock, no par value, authorized 10,000,000 shares; Common Stock issued and outstanding - 882,040,050 and 793,040,050 for 2006 and 2005, respectively, and no Preferred Stock issued for 2006 and 2005

     Additional paid-in capital                                                       4,629,393        3,784,393
     Stock subscription receivable                                                      (17,395)         (17,395)
     Accumulated deficit                                                             (4,652,052)      (4,374,462)
                                                                                    -----------      -----------
     Total stockholders' deficit                                                        (40,054)        (607,464)
                                                                                    -----------      -----------

     Total liabilities and stockholders' deficit                                    $   691,499      $   154,487
                                                                                    ===========      ===========


See accompanying notes to consolidated financial statements.





                                           FRANKLIN WIRELESS CORP.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    FISCAL YEARS ENDED JUNE 30,
                                                         ---------------------------------------------------
                                                              2006              2005              2004
                                                         -------------      -------------      -------------
Net sales                                                $   1,002,953      $     302,069      $   1,678,268
Cost of goods sold                                             678,155            207,638          1,571,517
                                                         -------------      -------------      -------------
Gross profit                                                   324,798             94,431            106,751
                                                         -------------      -------------      -------------

Operating expenses:
     Research and development                                   36,300             24,200             64,864
     Selling, general, and administrative                      581,919            718,159          1,781,630
                                                         -------------      -------------      -------------
Total operating expenses                                       618,219            742,359          1,846,494
                                                         -------------      -------------      -------------

Loss from operations                                          (293,421)          (647,928)        (1,739,743)

Other income (expense):
     Interest expense                                             (559)                --            (55,352)
     Interest income                                             2,359                571             13,122
     Loss on impairment of fixed                                    --                 --           (332,053)
     assets
     Loss on impairment of intangible                               --                 --           (146,851)
     assets
     Other income (expense), net                                14,831             (5,085)           (23,391)
                                                         -------------      -------------      -------------
Total other income (expense), net                               16,631             (4,514)          (544,525)
                                                         -------------      -------------      -------------

Net loss before income taxes                                  (276,790)          (652,442)        (2,284,268)

Provision for income taxes                                         800                800                800
                                                         -------------      -------------      -------------

Net loss                                                 $    (277,590)     $    (653,242)     $  (2,285,068)
                                                         =============      =============      =============

Basic loss per share                                     $     (0.0003)     $     (0.0008)     $     (0.0045)
Diluted loss per share                                   $     (0.0003)     $     (0.0008)     $     (0.0045)

Weighted average common shares outstanding - basic         817,976,717        778,040,050        510,242,611
Weighted average common shares outstanding - diluted       817,976,717        778,040,050        510,242,611

See accompanying notes to consolidated financial statements. .





                                                     FRANKLIN WIRELESS CORP.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                          COMMON STOCKS
                                     -------------------------
                                                                    ADDITIONAL                        STOCK             TOTAL
                                                                     PAID-IN       ACCUMULATED         SUB          STOCKHOLDERS'
                                       SHARES          AMOUNT        CAPITAL         DEFICIT        -SCRIPTION     EQUITY (DEFICIT)
                                     -----------     ---------     -----------     -----------      -----------      -----------

Balance - June 30, 2003              149,395,606     $      --     $   430,000     $(1,436,152)     $        --      $(1,006,152)
Issuance of common stock             623,644,444            --       3,136,383              --               --        3,136,383
Stock subscription
                                             --            --              --              --          (17,395)         (17,395)
receivables
Net loss                                      --            --              --      (2,285,068)              --       (2,285,068)
                                     -----------     ---------     -----------     -----------      -----------      -----------
Balance - June 30, 2004              773,040,050     $      --     $ 3,566,383     $(3,721,220)     $   (17,395)     $  (172,232)
Issuance of common stock              20,000,000            --         218,010              --               --          218,010
Net loss                                      --            --              --        (653,242)              --         (653,242)
                                     -----------     ---------     -----------     -----------      -----------      -----------
Balance - June 30, 2005              793,040,050            --       3,784,393      (4,374,462)         (17,395)        (607,464)
Issuance of common stock, net of      89,000,000            --         845,000              --               --          845,000
common stock repurchase
Net loss                                      --            --              --        (277,590)              --         (277,590)
                                     -----------     ---------     -----------     -----------      -----------      -----------
Balance - June 30, 2006              882,040,050     $      --     $ 4,629,393     $(4,652,052)     $   (17,395)     $   (40,054)
                                     ===========     =========     ===========     ===========      ===========      ===========

See accompanying notes to consolidated financial statements.





                                                     FRANKLIN WIRELESS CORP.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     ---------------------------------------------
                                                                                               FISCAL YEARS ENDED JUNE 30,
                                                                                     ---------------------------------------------
                                                                                        2006             2005              2004
                                                                                     -----------      -----------      -----------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net loss                                                                        $  (277,590)     $  (653,242)     $(2,285,068)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Loss on impairment of fixed assets                                                   --               --          332,053
         Intangible assets impairment charge                                                  --               --          146,851
         Depreciation and amortization                                                     7,622            6,199           43,494
         Amortization of intangible assets                                                49,222           45,000           82,083
         Increase (decrease) in cash due to change in:
             Accounts receivable                                                          (1,750)         100,000          (25,156)
             Intangible assets                                                           (55,500)              --          (67,171)
             Other assets                                                                 (2,346)           3,211           41,592
             Accounts payable                                                            (17,340)         (28,709)          23,513
             Accrued liabilities                                                          40,821          110,147           32,587
             Other long-term liabilities                                                  (3,878)           3,878               --
                                                                                     -----------      -----------      -----------
Net cash used in operating activities                                                   (260,739)        (413,516)      (1,675,222)
                                                                                     -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (5,416)          (4,000)          (1,829)
                                                                                     -----------      -----------      -----------
Net cash used in investing activities                                                     (5,416)          (4,000)          (1,829)
                                                                                     -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of Credit                                                                           --               --         (298,000)
     Borrowings (Payments) from (to) stockholders                                        (10,000)          30,000           10,000
     Common stock conversion from note payable                                           (40,000)              --               --
     Cash payment for common stock repurchase                                           (100,000)              --               --
     Increase in stock subscriptions receivable                                               --               --          (17,395)
     Proceeds from issuance of common stock                                              945,000          218,010        1,736,768
                                                                                     -----------      -----------      -----------
Net cash provided by financing activities                                                795,000          248,010        1,431,373
                                                                                     -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                                     528,845         (169,506)        (245,678)
Cash and cash equivalents, beginning of year                                              39,542          209,048          454,726
                                                                                     -----------      -----------      -----------
Cash and cash equivalents, end of year                                               $   568,387      $    39,542      $   209,048
                                                                                     -----------      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the year for:
         Interest                                                                    $       559      $        --      $     5,352
         Income taxes                                                                $       800      $       800      $       800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
     Common stock conversion from note payable                                       $   (40,000)     $        --      $        --

See accompanying notes to consolidated financial statements.


                                                               F-6

                             FRANKLIN WIRELESS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


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

         The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. The Company's customers are located primarily in the United States, Canada, and South America, in a wide range of industries including cellular operators, government, PC maker, and application integrator. In summary, the Company's products are marketed to cellular operators for end-users as well as computer/handheld computing industry, automotive industry, telemetry, other vertical markets.

NOTE 2 - GOING CONCERN MATTERS

         The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $277,590 and had negative cash flows from operations of $260,739 for the year ended June 30, 2006. These factors raise doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Franklin and its wholly owned subsidiary, ARG. All inter-company balances and transactions have been eliminated. The Company's subsidiary, ARG, was not in operation during the fiscal years 2006 and 2005.

SEGMENT REPORTING

         The Company has two reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company's subsidiary located in South Korea, ARG, was not active during the fiscal years 2006 and 2005. Furthermore, all of its subsidiary's assets were written off during the fiscal year 2004 as the operation was shut-down during the period. As a result, the Company's consolidated financial statements only include $540,000 of debt from ARG financial statements. All of the Company's investments in subsidiary and inter-company balances have been eliminated.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of June 30, 2006 and 2005, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

         The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment which is covered by the Company's vendor. These products are shipped directly from the vendor to the customers. As a result, the Company does not accrue any warranty expenses.

RESEARCH AND DEVELOPMENT COSTS

         The Company expenses research and development costs to operations which are primarily made up of developmental activities.

ADVERTISING AND MARKETING COSTS

         The Company expenses the costs of advertising and marketing as incurred. The Company incurred no advertising and marketing expenses during the years ending June 30, 2006, 2005, and 2004.

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

CONCENTRATIONS OF CREDIT RISK

         The Company sells its products throughout the United States and Latin America and extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

         The Company had amounts in excess of $100,000 in a single bank during the year. Amounts over $100,000 are not covered by the Federal Deposit Insurance Corporation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on ITS results of operations, financial position or cash flows.

NOTE 4 - ACCOUNTS RECEIVABLE

         Accounts receivable at June 30, 2006 and 2005 consisted of receivables from customers in the amounts of $1,750 and $0, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30 consisted of the following:

                                                      2006          2005
                                                    --------      --------
                  Computers and software            $ 30,640      $ 22,224
                  Machinery and equipment                 --         3,000
                  Furniture and fixtures               8,713         8,713
                                                    --------      --------
                                                      39,353        33,937
                  Less accumulated depreciation      (26,638)      (19,016)
                                                    --------      --------
                  TOTAL                             $ 12,715      $ 14,921
                                                    ========      ========


NOTE 6 - INVESTMENT IN SUBSIDIARY

         In April 2002, the Company invested $384,615 to its wholly owned subsidiary in South Korea for R&D and manufacturing support. Since August 2003 and as of June 30, 2006 and 2005, ARG has been inactive.


NOTE 7 - INTANGIBLE ASSETS

         The Company purchased licenses to design phone and data communication products. Below are the details for the licenses.

                                                          2006           2005
                                                       ---------      ---------
                  GSM software license                 $ 200,000      $ 200,000
                  Text input method license              25,000         25,000
                  Certifications:CDG test         55,500             --
                                                       ---------      ---------
                                                         280,500        225,000
                  Less accumulated depreciation         (176,305)      (127,083)
                                                       ---------      ---------
                  TOTAL                                $ 104,195      $  97,917
                                                       =========      =========

         GSM software license was contracted with a supplier for the Company to design GSM phone and module and was paid in September of 2002. This software license has an approximate life of 5 years based on the life of the GSM software.

         Text input method license was purchased in October of 2002 and has an approximate life of 5 years or the life of the text input license.

         Certification (CDG test) was purchased during the year ended June 30, 2006 and has life of 3 years or the life of the CDG test.

NOTE 8 - OTHER ASSETS

Security deposits as of June 30, 2006 and 2005 consisted of the following:

                                             2006        2005
                                            ------      ------
                  Lease deposit             $4,170      $1,824
                  Utility deposit              282         283
                                            ------      ------
                  TOTAL                     $4,452      $2,107
                                            ======      ======

NOTE 9 - NOTES PAYABLE TO STOCKHOLDERS

Notes payable as of June 30, 2006 and 2005 consisted of the following:

                                                   2006           2005
                                                ---------      ---------
                  Non-interest bearing note     $ 540,000      $ 550,000
                  Promissory note                      --         30,000
                  Promissory note                      --         10,000
                                                ---------      ---------
                  Total                           540,000        590,000
                  Less current portion           (540,000)      (590,000)
                                                ---------      ---------
                  TOTAL                         $      --      $      --
                                                =========      =========

         The Company issued a non-interest bearing promissory note in the amount of $10,000 to the Company's former chief technology officer on June 30, 2004. This note was converted to the Company's common stock at $0.01 on June 27, 2006.

         During June 2005, the Company issued a promissory note to its stockholder in the amount of $30,000 with no interest. The note is convertible to the Company's common stock upon issuance at the option of the holder at exercise price on the date of issuance, or $0.005. The note was converted to the Company's common stock at $0.005 on November 11, 2005.

         On August 20, 2002, the Company's wholly owned subsidiary, ARG issued a promissory note to the Company's stockholder in the amount of $550,000 including 10% interest due on March 20, 2004. The Company and the stockholder agreed to change the promissory note to a convertible promissory note in the amounts of $550,000 including 10% interest during the year ended June 30, 2004. The note is convertible to the Company's common stock at the option of the holder at a conversion price equal to the fair value of the Company's common stock on the date of issuance, or $0.005. As of June 30, 2006, this note was not converted to the Company's common stock and $10,000 was paid during the year ended June 30, 2006.

         In accordance with U.S. generally accepted accounting principles, all non-interest bearing notes must be discounted using the Company's average borrowing rate. The balance was deemed immaterial and did not record the discounted amount as of June 30, 2006 and 2005.

NOTE 10 - ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2006 and 2005 consisted of the following:

                                                   2006         2005
                                                 --------     --------
                   Salaries                      $131,750     $111,000
                   Accrued professional fees       52,840           --
                   Other accrued liabilities        6,378       39,147
                                                 --------     --------
                   TOTAL                         $190,968     $150,147
                                                 ========     ========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases its administrative facilities under a non-cancelable operating lease that expire on June 30, 2008. In addition to the minimum annual rental commitments, the leases provide for periodic cost of living increases in the base rent and payment by the Company of common area costs. Rent expense related to the operating lease was $24,679, $37,103, and $51,467 for the years ended June 30, 2006, 2005, and 2004, respectively.

         The Company also leases an automobile under an operating lease. Lease expense was $6,564, $11,620, and $28,616 during the years ended June 30, 2006, 2005, and 2004, respectively.

Future minimum lease payments under operating leases as of June 30, 2006 are as follows:

              YEAR ENDING JUNE      OPERATING
                                     LEASE
                     30,           (FACILITY)
              ----------------     ----------
                    2007              47,767
                    2008              50,041
                                   ----------
                                       97,808
                                   ==========

LITIGATION

         During June 2005, the Company's landlord filed a suit against the Company alleging that the Company defaulted under the terms and conditions of the Company's lease agreement when the Company failed to pay for its facility lease valued at $18,221. Both parties have settled at $9,308 to be paid in twelve equal monthly installments starting on December 6, 2005. This balance is properly accrued in the current and long-term liabilities in the balance sheet as of June 30, 2005 and accrued liabilities in the balance sheet as of June 30, 2006. In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on the Company's consolidated financial condition.

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

OFFICER EMPLOYMENT AGREEMENT

         On April 15, 2002, the Company entered into a renewable three-year employment agreement with its president. The annual salary for the officer is $100,000. No stocks were provided as of June 30, 2006 and 2005.

NOTE 12 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of June 30, 2006 and 2005, the Company did not have any dilutive common stock shares.

NOTE 13 - STOCKHOLDERS' DEFICIT

COMMON STOCK

         The Company has authorized 900,000,000 shares of common stock and 10,000,000 shares of preferred stock, of which 882,040,050 and 793,040,050 shares were outstanding as of June 30, 2006 and 2005, respectively. No shares of preferred stock were issued as of June 30, 2006 and 2005, respectively. No dividends have been declared or paid during fiscal years 2006 and 2005.

STOCK ISSUANCES & REPURCHASES

         During the year ended June 30, 2006 and 2005 the Company completed the following common stock transactions:

o September 2004 - One of the Company's officers returned his shares according to the milestone contract with the Company and the Company repurchased 34,174,300 shares at his original investment, $10,000. A private investor purchased 34,174,300 shares at $118,010 from the Company. $118,010 was recorded as increase of additional paid in capital as of June 30, 2005 without any change of common stocks.

o April 2005 - The Company issued 20,000,000 shares to CEO at $0.005 per share in the gross proceeds of $100,000. The issuance price approximated market price at that time off issuance and as result, no stock compensation expense was recorded during the year ended June 30, 2005.

o        November 11, 2005
         o The Company converted its $30,000 note payable to the shareholder to common stocks. As a result, the Company issued 6,000,000 shares to a stockholder at $0.005 per share. The common stock share price approximated its fair market value at the date of the conversion and a result, no compensation expense was required or booked during the year ended June 30, 2006.
         o The Company issued 36,000,000 shares to unaffiliated investors at $0.0085 per share in the amount of $305,000. The common stock share price approximated its fair market value at the date of the issuance and a result, no compensation expense was required or booked during the year ended June 30, 2006.

o May 15, 2006 - The Company purchased 20,000,000 shares of its common stock from the Company's former chief executive officer and board member, Hajin Jhun, at $0.005 per share or the price purchased by Mr. Jhun. The purchased share price approximated its fair market value at the date of the purchase and as a result, no compensation expense was required or booked during the year ended June 30, 2006.

o        June 27, 2006
         o The Company issued 1,000,000 shares to a stockholder holding $10,000 note payable. These shares were converted at $0.01 per share for $10,000. The converted share price approximated its fair market value at the date of the conversion and as a result, no compensation expense was required or booked during the year ended June 30, 2006.
         o The Company issued 66,000,000 shares to unaffiliated investors at $0.009 per share in the gross proceeds of $600,000.00. The common stock share price approximated its fair market value at the date of the issuance and a result, no compensation expense was required or booked during the year ended June 30, 2006.

NOTE 14 - INCOME TAXES

         No provision for income taxes for the years ended June 30, 2006 and 2005 is required, except for minimum state taxes, since the Company incurred losses during such years.

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

         The significant component of the deferred tax asset (liability) at June 30, 2006 and 2005 was net operating loss carry-forward in the amount of approximately $955,000 and $378,000, respectively, based on statutory tax rate or effective tax rate of 39%. The Company had available approximately $2,449,000 unused net operating loss carry-forwards at June 30, 2006, that may be applied against future taxable income. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2006 and 2005, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect the Company's deferred tax asset or liability.

NOTE 15 - INACTIVE OPERATION (ARG, INC)

                  The Company has a wholly owned subsidiary in South Korea to utilize to design the cellular phone. During the latter part of 2003, the Company discontinued its financial support and operations of ARG but kept the business as an inactive subsidiary for future use.

NOTE 16 - SUBSEQUENT EVENTS

         The Company has agreed to issue 44,000,000 shares of Common Stock at a price of $0.009 per share to an unaffiliated investment company for $400,000 in cash.

NOTE PAYABLE TO STOCKHOLDER

         During June 2005, the Company issued a promissory note to a stockholder in the amount of $30,000, without interest. The note is convertible into the Company's Common Stock at the option of the holder at an exercise price of $0.005 per share. The note was converted into shares of the Company's common stock at $0.005 on November 11, 2005. The common stock share price approximated its fair market value at the date of the conversion and a result, no compensation expense was required or booked during the year ended June 30, 2006.

         The Company issued a non-interest bearing promissory note in the amount of $10,000 to the Company's former chief technology officer on June 30, 2004. This note was converted to the Company's common stock at $0.01 on June 27, 2006. The common stock share price approximated its fair market value at the date of the conversion and a result, no compensation expense was required or booked during the year ended June 30, 2006.