Form 10QSB
period 2006-09-30
FRANKLIN WIRELESS CORP
filed 2006-11-13
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________

                         Commission file number 0-11616

                             FRANKLIN WIRELESS CORP.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

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

                                 (858) 623-0000
               ---------------------------------------------------
                            Issuer's Telephone Number

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK             OUTSTANDING AT November 10, 2006
-----------------------------------             -------------------------------
    Common Stock, no par value                              897,040,050

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                                      FRANKLIN WIRELESS CORP.
                                               INDEX

                                                                                          PAGE NO.
                                                                                          --------

                                   PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements
               Unaudited Consolidated Statements of Operations for the Three Months
                        Ended September 30, 2006 and 2005 .................................. 3
               Consolidated Balance Sheets at September 30, 2006 (Unaudited)
                        and June 30, 2006................................................... 4
               Unaudited Consolidated Statements of Cash Flows for the Three Months
                        Ended September 30, 2006 and 2005................................... 5
               Notes to Consolidated Financial Statements................................... 6
Item 2:  Management's Discussion and Analysis or Plan of Operation.......................... 12
Item 3:  Controls and Procedures............................................................ 16

                                    PART II - OTHER INFORMATION

Item 1:  Legal Proceedings.................................................................. 17
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds........................ 17
Item 3:  Defaults Upon Senior Securities.................................................... 17
Item 4:  Submission of Matters to a Vote of Security Holders................................ 17
Item 5:  Other Information.................................................................. 17
Item 6:  Exhibits........................................................................... 17

         Signatures......................................................................... 18
         Certifications..................................................................... 19






                                 FRANKLIN WIRELESS CORP.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                         -------------------------------
                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         -------------------------------
                                                             2006              2005
                                                         -------------     -------------
Net sales                                                $     969,528     $      79,890
Cost of goods sold                                             675,850            17,500
                                                         -------------     -------------
Gross profit                                                   293,678            62,390
                                                         -------------     -------------

Operating expenses:
     Selling, general, and administrative                      199,264           103,734
     Research and development                                       --            36,300
                                                         -------------     -------------
Total operating expenses                                       199,264           140,034
                                                         -------------     -------------

Income (Loss) from operations                                   94,414           (77,644)

Other income (expense):
     Interest income                                             5,284                30
     Other income                                                   25                17
     Other expenses                                                 --              (349)
                                                         -------------     -------------
Total other income (expense), net                                5,309              (302)
                                                         -------------     -------------

Net income (loss) before income taxes                           99,723           (77,946)

Provision for income taxes                                         800                --
                                                         -------------     -------------

Net income (loss)                                        $      98,923     $     (77,946)
                                                         =============     =============


Basic earnings (loss) per share                          $      0.0001     $     (0.0001)
Diluted earnings (loss) per share                        $      0.0001     $     (0.0001)

Weighted average common shares outstanding - basic         796,958,771       793,040,050
Weighted average common shares outstanding - diluted       796,958,771       793,040,050

See accompanying notes to unaudited consolidated financial statements.





                                        FRANKLIN WIRELESS CORP.
                                      CONSOLIDATED BALANCE SHEETS


                                                                          ----------------------------
                                                                           (UNAUDITED)
                                                                          SEPTEMBER 30,     JUNE 30,
                                                                              2006            2006
                                                                          -----------      -----------

ASSETS
     Current assets:
         Cash and cash equivalents                                        $ 1,161,618      $   568,387
         Inventory                                                            197,250               --
         Accounts receivable                                                  244,352            1,750
                                                                          -----------      -----------
         Total current assets                                               1,603,220          570,137
     Property and equipment, net                                               12,439           12,715
     Intangible assets, net                                                   138,974          104,195
     Other assets                                                               4,452            4,452
                                                                          -----------      -----------
     TOTAL ASSETS                                                         $ 1,759,085      $   691,499
                                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                                 $   573,531      $       585
         Accrued liabilities                                                  186,685          190,968
         Other current liability                                              400,000               --
         Notes payable to stockholders, current portion                       540,000          540,000
                                                                          -----------      -----------
         Total current liabilities                                          1,700,216          731,553
                                                                          -----------      -----------

     STOCKHOLDERS' EQUITY
     Common stock, without par value, 900,000,000 shares authorized,               --               --
     and Preferred Stock, without par value, 10,000,000 shares
     authorized; Common stock issued and outstanding - 882,040,050 as of September 30, 2006 and June 30, 2006, and no Preferred stock issued and outstanding
     Additional paid-in capital                                             4,629,393        4,629,393
     Stock subscription receivable                                            (17,395)         (17,395)
     Accumulated deficit                                                   (4,553,129)      (4,652,052)
                                                                          -----------      -----------
     Total stockholders' equity (deficit)                                      58,869          (40,054)
                                                                          -----------      -----------

     Total liabilities and stockholders' equity                           $ 1,759,085      $   691,499
                                                                          ===========      ===========


See accompanying notes to unaudited consolidated financial statements.





                                             FRANKLIN WIRELESS CORP.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                     ----------------------------
                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                        2006              2005
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net Income (loss)                                                               $    98,923      $   (77,946)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation                                                                      1,436            1,550
         Amortization of intangible assets                                                19,001           11,250
         Increase (decrease) in cash due to change in:
             Accounts receivable                                                        (242,602)            (800)
             Inventory                                                                  (197,250)
             Intangible assets                                                           (53,780)              --
             Accounts payable                                                            572,946           80,001
             Accrued liabilities                                                          (4,283)          10,250
                                                                                     -----------      -----------
Net cash provided by operating activities                                                194,391           24,305
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (1,160)              --
                                                                                     -----------      -----------
Net cash used in investing activities                                                     (1,160)              --
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment received for future stock issuance                                          400,000               --
                                                                                     -----------      -----------
Net cash provided by financing activities                                                400,000               --
                                                                                     -----------      -----------

Net increase in cash and cash equivalents                                                593,231           24,305
Cash and cash equivalents, beginning of period                                           568,387           39,542
                                                                                     -----------      -----------
Cash and cash equivalents, end of period                                             $ 1,161,618      $    63,847
                                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the year for:
         Interest                                                                    $        --      $        --
         Income taxes                                                                $        --      $        --


See accompanying notes to unaudited consolidated financial statements.


                                                        5

                             FRANKLIN WIRELESS CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

Franklin Wireless Corp. ("Franklin" or the "Company") designs, builds, and markets broadband high speed data communication products such as 3rd generation ("3G") wireless modules and modems. Franklin is dedicated to serving the global wireless community by becoming a leading developer/marketer of wireless communications devices and enabling technologies, as well as an applications provider catering to the dynamic needs of its customers, global wireless carriers In addition, service for its technology is provided to vertical application companies.

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

NOTE 2 - BASIS OF PRESENTATION

The consolidated balance sheet is unaudited as of September 30, 2006 and audited as of June 30, 2006 and the consolidated statements of income and the consolidated statements of cash flows are unaudited for the three months ended September 30, 2006 and 2005. The consolidated financial statements include the accounts of Franklin and ARG, after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in the Form 10-KSB for the year ended June 30, 2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending June 30, 2007.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND SEGMENT REPORTING

The accompanying consolidated financial statements include the accounts of Franklin and ARG. ARG is a wholly owned subsidiary in South Korea. All inter-company balances and transactions have been eliminated in consolidation.

The Company has two reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company's subsidiary located in South Korea, ARG, was not active and in operation during the three months ended September 30, 2006 and 2005. Furthermore, all of its subsidiary's assets were written off during the fiscal year 2004 as the operation was shut-down during the period. As a result, the Company's consolidated financial statements include $540,000 of debt from ARG financial statements. During the latter part of 2003, the Company discontinued its financial support and operations of ARG but kept the business as an inactive subsidiary for future use. The subsidiary will be used for supporting manufacturing and sourcing new product and business in the future.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs for purchasing are included in selling, general, and administrative expenses. Shipping and handling costs incurred were $1,549 and $0 for the three months ended September 30, 2006 and 2005, respectively.

INVENTORIES

The Company's inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The Company's customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company may maintain an allowance for inventories for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

         Computers and software                           5 years
         Machinery and equipment                          5 years
         Furniture and fixtures                           7 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

INTANGIBLE ASSETS - LICENSES

Licenses are stated at cost. The Company provides for amortization using the straight-line method over the license periods as follows:

        GSM/GPRS license                                  5 years
        Ezi text license                                  5 years
        USB Modem certifications                          3 years

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of September 30, 2006, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

The Company does not provide any warranties on its products. However, the manufacturer provides limited warranties up to one year from the date of the sale to the Company's customers. These products are shipped directly from the manufacturer to the customers. As a result, the Company is not required to and has not accrued any warranty expenses during the three months ended September 30, 2006 and 2005.

ADVERTISING AND MARKETING COSTS

The Company expenses the costs of advertising and marketing as incurred. The Company incurred no advertising and marketing expenses during the three months ended September 30, 2006 and 2005.

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

The significant component of the deferred tax asset (liability) at September 30, 2006 and June 30, 2006 was net operating loss carry-forward in the amount of approximately $916,000 and $955,000, respectively, based on statutory tax rate or effective tax rate of 39%. The Company had available approximately $2,349,626 and $2,449,000 unused net operating loss carry-forwards at September 30, 2006 and June 30, 2006, respectively, that may be applied against future taxable income. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2006 and June 30, 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect the Company's deferred tax asset or liability.

EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per share include the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.

CONCENTRATIONS OF CREDIT RISK

The Company provides broadband high speed data communication products such as 3G wireless modules and modems and the Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. As a result, the Company's sales and trade receivables are concentrated principally in the wireless industry.

The Company had substantial sales to three customers in the total amount of $762,700 or 78.7% of total sales and had related accounts receivables in the total amount of $160,885 or 65.8% of total accounts receivables during the three months ended and as of September 30, 2006.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 and June 30, 2006 consisted of the following:

                                            (UNAUDITED)
                                           -------------      -------------
                                           SEPTEMBER 30,         JUNE 30,
                                               2006                2006
                                           -------------      -------------
         Computers and software            $      30,640      $      30,640
         Furniture and fixtures                    9,873              8,713
                                           -------------      -------------
                                                  40,513             39,353
         Less accumulated depreciation           (28,074)           (26,638)
                                           -------------      -------------
         TOTAL                             $      12,439      $      12,715
                                           =============      =============

NOTE 5 - INVESTMENT IN SUBSIDIARY

In April 2002, the Company invested $384,615 in its wholly owned subsidiary in South Korea for R&D and manufacturing support. Since August 2003 and as of September 30, 2006 and June 30, 2006, ARG has been inactive.

NOTE 6 - INTANGIBLE ASSETS

The Company purchased licenses to design phone and data communication products. Below are the details for the licenses.

                                               (UNAUDITED)
                                              -------------      -------------
                                              SEPTEMBER 30,         JUNE 30,
                                                  2006                2006
                                              -------------      -------------
         GSM software license                 $     200,000      $     200,000
         Text input methods license                  25,000             25,000
         Certifications: CDG test license           109,280             55,500
                                              -------------      -------------
                                                    334,280            280,500
         Less accumulated amortization             (195,306)          (176,305)
                                              -------------      -------------
         TOTAL                                $     138,974      $     104,195
                                              =============      =============

Amortization expense associated with intangible assets was $19,001 and $11,250 for the three months ended September 30, 2006 and 2005, respectively.

NOTE 7 - OTHER ASSETS

Other assets as of September 30, 2006 and June 30, 2006 consisted of facility lease and utility deposits.

NOTE 8 - OTHER CURRENT LIABILITY

During the three months ended September 30, 2006, the Company received $400,000 as an advance from an unaffiliated company for a future Common Stock issuance. In consideration for this advance, on October 18, 2006, the Company issued 15,000,000 shares of its Common Stock, at $0.009 per share, for a total of $135,000. The Company plans to issue an additional 29,000,000 shares of its Common Stock, also at $0.009 per share, for a total of $265,000, during the three months ended December 31, 2006, to complete this transaction.

NOTE 9 - NOTES PAYABLE TO STOCKHOLDERS

On August 20, 2002, the Company's wholly owned subsidiary, ARG, issued a promissory note to a Company stockholder in the amount of $550,000, bearing interest at 10% per annum, due on March 20, 2004. The Company and the stockholder agreed to change the promissory note to a convertible promissory note during the year ended June 30, 2004. The note is convertible to the Company's Common Stock, at the option of the holder, at a conversion price equal to the fair value of the Company's common stock on the date of issuance, or $0.005. As of June 30, 2006, this note was not converted to the Company's common stock and $10,000 was paid during the year ended June 30, 2006.

In accordance with U.S. generally accepted accounting principles, all non-interest bearing notes must be discounted using the Company's average borrowing rate. The balance was deemed immaterial and did not record the discounted amount as of September 30, 2006 and June 30, 2006.


NOTE 10 - ACCRUED LIABILITIES

Accrued liabilities at September 30, 2006 and June 30, 2006 consisted of the following:

                                           (UNAUDITED)
                                          ------------     ------------
                                          SEPTEMBER 30,      JUNE 30,
                                              2006              2006
                                          ------------     ------------
         Accrued Salaries                 $    125,617     $    131,750
         Accrued professional fees              56,217           52,840
         Other accrued liabilities               4,851            6,378
                                          ------------     ------------
         TOTAL                            $    186,685     $    190,968
                                          ============     ============

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

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of September 30, 2006, the Company did not have any dilutive common stock shares.

NOTE 13 - SUBSEQUENT EVENTS

STOCK ISSUANCE

During the three months ended September 30, 2006, the Company received $400,000 as an advance from an unaffiliated company for a future Common Stock issuance. In consideration for this advance, on October 18, 2006, the Company issued 15,000,000 shares of its Common Stock, at $0.009 per share, for a total of $135,000. The Company plans to issue an additional 29,000,000 shares of its Common Stock, also at $0.009 per share, for a total of $265,000, during the three months ended December 31, 2006, to complete this transaction.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Final Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 excludes income taxes from the scope of SFAS No. 5, "Accounting for Contingencies." FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its results of operations and financial position.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155") in February 2006. SFAS No. 155 amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

In May 2005, FASB issued Statement of the Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Report and the financial statements and notes thereto and Management's Discussion and Analysis or Plan of Operation contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of September 30, 2006, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2006, and 2005, selected consolidated statements of operations data expressed as a percentage of sales:

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            --------------------
                                                              2006        2005
                                                            --------    --------

        Net Sales                                             100.0%      100.0%
        Cost of goods sold                                     69.7%       21.9%
                                                            --------    --------
        Gross profit                                           30.3%       78.1%
                                                            --------    --------

        Operating expenses:
             Selling, general and administrative expenses      20.6%      129.9%
             Research and development                             -        45.5%
                                                            --------    --------
        Total operating expenses                               20.6%      175.3%
                                                            --------    --------

        Income (Loss) from operations                           9.7%     (97.2%)

        Other income (expense), net                             0.6%      (0.4%)
                                                            --------    --------

        Net income (loss) before income taxes                  10.3%     (97.6%)

        Provision for income taxes                              0.1%         -
                                                            --------    --------

        Net income (loss)                                      10.2%     (97.6%)
                                                            ========    ========

The results of the interim periods are not necessarily indicative of results for the entire fiscal year

COMPARISON OF FIRST QUARTER 2006 TO 2005

NET SALES - Net sales increased by $889,638 or 1,113.6%, to $969,528 for the three months ended September 30, 2006 from $79,890 for the corresponding period of 2005. The overall increase is primarily due to an increase in sales of modem and module products, resulting from increased demand.

GROSS PROFIT - Gross profit decreased in terms of net sales percentage as the percentage of gross profit, which was 30.3% for the three months ended September 30, 2006, compared to 78.1% for the corresponding period of 2005. The gross profit percentage decrease can be attributed to the increase in cost of goods sold due to the increase in sales of modem and module products for the three months ended September 30, 2006, while having no cost of sales, which was due to the service sales, for the corresponding period of 2005.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $95,530, or 92.1%, to $199,264 for the three months ended September 30, 2006 from $103,734 for the corresponding period of 2005. The increase can be attributed to the increased sales/marketing efforts, increased cost of travel expenses, payroll, and other general and administrative infrastructure.

OTHER INCOME (EXPENSE), NET - The Company had income of $5,309 and expense of $302 during the three months ended September 30, 2006 and 2005, respectively. The change is due to interest income of $5,284 during the three months ended September 30, 2006 compared to interest income of $30 for the corresponding period of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $593,231, to $1,161,618 as of September 30, 2006 compared to $568,387 as of June 30, 2006. The increase was primarily from the advance from a private investor, $400,000, that this was issued in October 18, 2006 and the increase in account payable for purchasing the inventory for sales, and the increase due to the net profit.

The Company believes that anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements through June 30, 2007.

OPERATING ACTIVITIES - Net cash provided by operating activities amounted to $194,391 and $24,305 for the three months ended September 30, 2006 and 2005, respectively. The increase from the prior period relates mainly to increase in net income and accounts payable for the inventory purchase due to the increase in sales of module and modem products.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $1,160 and $0 for the three months ended September 30, 2006 and 2005, respectively, consisting of capital expenditures.

FINANCING ACTIVITIES - Net cash provided by financing activities for the three months ended September 30, 2006 and 2005 totaled $400,000 and $0, respectively, which consisted of proceeds from its future common stock issuance.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company's principal future obligations and commitments as of September 30, 2006, include the following:

         LEASES

         The Company leases its administrative facilities under a non-cancelable operating lease that expires on June 30, 2008. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment by the Company of common area costs.

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

ITEM 3.  CONTROLS AND PROCEDURES

At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

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

3. INADEQUATE TECHNICAL ACCOUNTING EXPERTISE - We lacked the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP. This material weakness represented more than a remote likelihood that a material misstatement of our interim financial statements for the three months ended September 30, 2006 would not have been prevented or detected.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2006, the Company received $400,000 as a subscription for 44,000,000 shares of Common Stock, at $.009 per share, from an unaffiliated investor. On October 18, 2006, the Company issued 15,000,000 shares of its common stock pursuant to that subscription. The Company plans to issue an additional 29,000,000 shares of its common stock, also at $0.009 per share, during the three months ended December 31, 2006, to complete this transaction.

The Company believes the issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The proceeds of the transaction will be utilized for general working capital purposes.

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

Dated: November 10, 2006