Form 10QSB
period 2006-12-31
FRANKLIN WIRELESS CORP
filed 2007-02-08
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2006

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

        9823 Pacific Heights Blvd., Suite J, San Diego, California 92121
        ----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (858) 623-0000
                ------------------------------------------------
                            (Issuer's Telephone Number)

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

   TITLE OF EACH CLASS OF COMMON STOCK      OUTSTANDING AT February 1, 2007
   -----------------------------------      -------------------------------
       Common Stock, no par value                     897,040,050

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                             FRANKLIN WIRELESS CORP.
                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1:  Financial Statements
           Consolidated Statements of Operations for the Three Months
           and Six Months Ended December 31, 2006 and 2005 (Unaudited)..       3
           Consolidated Balance Sheets at December 31, 2006 (Unaudited)
           and June 30, 2006 ...........................................       4
           Consolidated Statements of Cash Flows for the Six Months
           Ended December 31, 2006 and 2005 (Unaudited).................       5
           Notes to Unaudited Consolidated Financial Statements.........       6
Item 2:  Management's Discussion and Analysis or Plan of Operation......      12
Item 3:  Controls and Procedures........................................      16

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1:  Legal Proceedings..............................................      17
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds....      17
Item 3:  Defaults Upon Senior Securities................................      17
Item 4:  Submission of Matters to a Vote of Security Holders............      17
Item 5:  Other Information..............................................      17
Item 6:  Exhibits.......................................................      18

         Signatures.....................................................      19
         Certifications.................................................      20


                                              FRANKLIN WIRELESS CORP.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        DECEMBER 31,                        DECEMBER 31,
                                              --------------------------------    --------------------------------
                                                   2006              2005              2006              2005
                                              --------------    --------------    --------------    --------------
Net sales                                     $   1,800,622     $      80,500     $   2,770,150     $     160,390
Cost of goods sold                                1,318,750            42,700         1,994,600            60,200
                                              --------------    --------------    --------------    --------------
Gross profit                                        481,872            37,800           775,550           100,190
                                              --------------    --------------    --------------    --------------

Operating expenses:
     Selling, general, and administrative           275,450           181,638           474,714           285,372
     Research and development                             -                 -                 -            36,300
                                              --------------    --------------    --------------    --------------
Total operating expenses                            275,450           181,638           474,714           321,672
                                              --------------    --------------    --------------    --------------

Income (Loss) from operations                       206,422          (143,838)          300,836          (221,482)

Other income (expense):
     Interest income                                  6,944               245            12,229               275
     Other income                                       293            14,925               318            14,942
     Other expenses                                       -              (356)                -              (705)
                                              --------------    --------------    --------------    --------------
Total other income (expense), net                     7,237            14,814            12,547            14,512
                                              --------------    --------------    --------------    --------------

Net income (loss) before income taxes               213,659          (129,024)          313,383          (206,970)

Provision for income taxes                                -               800               800               800
                                              --------------    --------------    --------------    --------------

Net income (loss)                             $     213,659     $    (129,824)    $     312,583     $    (207,770)
                                              ==============    ==============    ==============    ==============


Basic earnings (loss) per share               $      0.0002     $     (0.0002)    $      0.0004     $     (0.0003)
Diluted earnings (loss) per share             $      0.0002     $     (0.0002)    $      0.0004     $     (0.0003)

Weighted average common shares
outstanding - basic                             894,237,852       816,116,973       888,105,624       804,515,460
Weighted average common shares
outstanding - diluted                           894,237,852       816,116,973       888,105,624       804,515,460


See accompanying notes to unaudited consolidated financial statements.





                                          FRANKLIN WIRELESS CORP.
                                        CONSOLIDATED BALANCE SHEETS


                                                                           (UNAUDITED)
                                                                           DECEMBER 31,        JUNE 30,
                                                                               2006              2006
                                                                          --------------    --------------

ASSETS
     Current assets:
         Cash and cash equivalents                                        $   1,014,689     $     568,387
         Inventory                                                              307,670                 -
         Accounts receivable                                                    114,135             1,750
                                                                          --------------    --------------
         Total current assets                                                 1,436,494           570,137
     Property and equipment, net                                                 12,444            12,715
     Intangible assets, net                                                     118,617           104,195
     Other assets                                                                 4,452             4,452
                                                                          --------------    --------------
     TOTAL ASSETS                                                         $   1,572,007     $     691,499
                                                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                                 $     213,240     $         585
         Accrued liabilities                                                    146,240           190,968
         Other current liability                                                263,636                 -
         Notes payable to stockholders, current portion                         540,000           540,000
                                                                          --------------    --------------
         Total current liabilities                                            1,163,116           731,553
                                                                          --------------    --------------

     STOCKHOLDERS' EQUITY
     Common stock, no par value, authorized 900,000,000 shares and
     Preferred stock, no par value, authorized 10,000,000 shares;
     Common stock issued and  outstanding - 897,040,050 and
     882,040,050 as of December 31, 2006 and June 30, 2006,
     respectively, and no Preferred stock issued and outstanding                      -                 -
     Additional paid-in capital                                               4,765,756         4,629,393
     Stock subscription receivable                                              (17,394)          (17,395)
     Accumulated deficit                                                     (4,339,471)       (4,652,052)
                                                                          --------------    --------------
     Total stockholders' equity (deficit)                                       408,891           (40,054)
                                                                          --------------    --------------

     Total liabilities and stockholders' equity                           $   1,572,007     $     691,499
                                                                          ==============    ==============


See accompanying notes to unaudited consolidated financial statements.





                                              FRANKLIN WIRELESS CORP.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                 --------------------------------
                                                                                     2006               2005
                                                                                 --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                           $     312,583     $    (207,770)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation                                                                    2,844             3,100
         Amortization of intangible assets                                              39,358            22,500
         Increase (decrease) in cash due to change in:
             Accounts receivable                                                      (112,385)          (10,250)
             Inventory                                                                (307,670)                -
             Accounts payable                                                          212,654            13,075
             Accrued liabilities                                                       (44,729)           44,434
                                                                                 --------------    --------------
Net cash provided (used) by operating activities                                       102,655          (134,911)
                                                                                 --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                (2,573)                -
     Purchases of intangible assets                                                    (53,780)           (1,837)
                                                                                 --------------    --------------
Net cash used in investing activities                                                  (56,353)           (1,837)
                                                                                 --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment received for future stock issuance                                        263,636           (30,000)
      Proceeds from issuance of common stock                                           136,364           335,000
                                                                                 --------------    --------------
Net cash provided by financing activities                                              400,000           305,000
                                                                                 --------------    --------------

Net increase in cash and cash equivalents                                              446,302           168,252
Cash and cash equivalents, beginning of period                                         568,387            39,542
                                                                                 --------------    --------------
Cash and cash equivalents, end of period                                         $   1,014,689     $     207,794
                                                                                 ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                                $           -     $           -
         Income taxes                                                            $           -     $           -


See accompanying notes to unaudited consolidated financial statements.


                                                        -5-

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

The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. The Company's customers are located primarily in the United States, Canada, South America and parts of Europe in a wide range of industries including cellular operators, government, PC maker, and application integrator. In summary, the Company's products are marketed to cellular operators for end-users as well as computer/handheld computing industry, automotive industry, telemetry, other vertical markets.

NOTE 2 - BASIS OF PRESENTATION

The consolidated balance sheet is unaudited as of December 31, 2006 and audited as of June 30, 2006. The consolidated statements of income are unaudited for the three months and six months ended December 31, 2006 and 2005, and the consolidated statements of cash flows are unaudited for the six months ended December 31, 2006 and 2005. The consolidated financial statements include the accounts of Franklin and ARG, after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in the Form 10-KSB for the year ended June 30, 2006. The results of operations for the three months and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year ending June 30, 2007.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND SEGMENT REPORTING

The accompanying consolidated financial statements include the accounts of Franklin and ARG. ARG is a wholly owned subsidiary in South Korea that was used to design the cellular phone. All inter-company balances and transactions have been eliminated in consolidation.

The Company has two reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company's subsidiary located in South Korea, ARG, was not active and in operation during the three months and six months ended December 31, 2006 and 2005. Furthermore, all of its subsidiary's assets were written off during the fiscal year 2004 as the operation was shut-down during the period. As a result, the Company's consolidated financial statements include $540,000 of debt from ARG financial statements. During the latter part of 2003, the Company discontinued its financial support and operations of ARG but kept the business as an inactive subsidiary for future use.

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

SHIPPING AND HANDLING COSTS

All outbound shipping and handling costs related to sales are included in selling, general, and administrative expense. Shipping and handling costs related to sales was $0 and $0 for the three months ended December 31, 2006 and 2005, respectively, and $0 and $0 for the six months ended December 31, 2006 due to FOB (free on board) shipping terms.

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

INTANGIBLE ASSETS - LICENSES

Licenses are stated at cost. The Company provides for amortization using the straight-line method over the license periods as follows:

        GSM/GPRS license                        5 years
        Ezi text license                        5 years
        USB Modem certifications                3 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of December 31, 2006, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

The Company does not provide any warranties on its products. However, the manufacturer provides limited warranties up to one year from the date of the sale to the Company's customers. These products are shipped directly from the manufacturer to the customers. As a result, the Company was not required to and does not accrue any warranty expenses during the three months and six months ended December 31, 2006 and 2005.

ADVERTISING AND MARKETING COSTS

The Company expenses the costs of advertising and marketing as incurred. The Company incurred $840.09 and $840.09 of advertising expenses and $25,062 and $30,168 of marketing expenses during the three months and six months ended December 31, 2006, respectively, and $1,685 and $1,954 of marketing expenses during the three months and six months ended December 31, 2005 respectively.

INCOME TAXES

No provision for income taxes for the years ended June 30, 2006 and 2005 was required, except for minimum state taxes, since the Company incurred losses during such years. The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

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

The Company had substantial sales during the three months ended December 31, 2006 to three customers in the total amount of $1,605,000 or 89.05% of total sales and had related accounts receivables in the total amount of $112,500 or 98.57% of total accounts receivables. The Company had substantial sales during the six months ended December 31, 2006 to three customers in the total amount of $2,411,495 or 87% of total sales and had related accounts receivables in the total amount of $112,500 or 98.57% of total accounts receivables.

The Company purchases its inventories from one vendor. The Company purchased approximately $1,427,500 and $2,300,000 for the three months and six months ended December 31, 2006, respectively, and had related accounts payable of $585 and $210,000 as of June 30, 2006 and December 31, 2006.

The Company maintains its cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account. However, the Company does not anticipate any loss on excess deposits.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and June 30, 2006 consisted of the following:

                                               (UNAUDITED)
                                             --------------    --------------
                                              DECEMBER 31,        JUNE 30,
                                                  2006              2006
                                             --------------    --------------
        Computers and software               $      32,053     $      30,640
        Furniture and fixtures                       9,873             8,713
                                             --------------    --------------
                                             $      41,926            39,353
        Less accumulated depreciation              (29,482)          (26,638)
                                             --------------    --------------
        TOTAL                                $      12,444     $      12,715
                                             ==============    ==============

NOTE 5 - INVESTMENT IN SUBSIDIARY

In April 2002, the Company invested $384,615 in its wholly owned subsidiary in South Korea for R&D and manufacturing support. Since August 2003 and as of December 31, 2006 and June 30, 2006, ARG has been inactive.

NOTE 6 - INTANGIBLE ASSETS

The Company purchased licenses to design phone and data communication products. Below are the details for the licenses.

                                               (UNAUDITED)
                                             --------------    --------------
                                              DECEMBER 31,        JUNE 30,
                                                  2006              2006
                                             --------------    --------------
        GSM software license                 $     200,000     $     200,000
        Text input methods license                  25,000            25,000
        Certifications: CDG test license           109,280            55,500
                                             --------------    --------------
                                                   334,280           280,500
        Less accumulated amortization             (215,663)         (176,305)
                                             --------------    --------------
        TOTAL                                $     118,617     $     104,195
                                             ==============    ==============

Amortization expense associated with intangible assets was $20,357 and $11,250 for the three months ended December 31, 2006 and 2005, respectively, and $39,358 and $22,500 for the six months ended December 31, 2006 and 2005, respectively,

NOTE 7 - OTHER ASSETS

Other assets as of December 31, 2006 and June 30, 2006 consisted of facility lease and utility deposits.

NOTE 8 - OTHER CURRENT LIABILITY

The Company received $400,000 in advance from an unaffiliated company for future common stock share issuance during the six months ended December 31, 2006. On October 18, 2006, the Company issued 15,000,000 shares of its common stock at $0.0091 per share approximately, total valued at $136,364. The Company plans to issue additional 29,000,000 shares of its common stock at $0.0091 per share approximately, total valued at $263,636, during the three months ended March 31, 2007.

NOTE 9 - NOTES PAYABLE TO STOCKHOLDERS

On August 20, 2002, the Company's wholly owned subsidiary, ARG issued a promissory note to the Company's stockholder in the amount of $550,000 (which includes $50,000 of 10% interest) due on March 20, 2004. The Company and the stockholder agreed to change the promissory note to a convertible promissory note in the amounts of $550,000 during the year ended June 30, 2004. The note is convertible to the Company's common stock at the option of the holder at a conversion price equal to the fair value of the Company's common stock on the date of issuance, or $0.005. As of June 30, 2006 and December 31, 2006, this note was not converted to the Company's common stock and $10,000 was paid during the year ended June 30, 2006.

NOTE 10 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2006 and June 30, 2006 consisted of the following:

                                               (UNAUDITED)
                                             --------------    --------------
                                              DECEMBER 31,        JUNE 30,
                                                  2006              2006
                                             --------------    --------------
        Accrued Salaries                     $     111,418     $     131,750
        Accrued professional fees                   31,217            52,840
        Other accrued liabilities                    3,605             6,378
                                             --------------    --------------
        TOTAL                                $     146,240     $     190.968
                                             ==============    ==============

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

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of December 31, 2006, the Company did not have any dilutive common stock shares.

NOTE 13 - SUBSEQUENT EVENTS

The Company received $400,000 in advance from an unaffiliated company for future a Common Stock issuance during the six months ended December 31, 2006. On October 18, 2006, the Company issued 15,000,000 shares of its Common Stock at $0.0091 per share, for a value of $136,364, to partially complete this transaction. The Company plans to issue the remaining 29,000,000 shares, also at $0.0091 per share, with a valuation of $263,636, during the three months ended March 31, 2007.

On September 11, 2006, the Board of Directors approved an increase in the authorized shares of Common Stock to 1,200,000,000 shares from 900,000,000 shares, subject to shareholder approval.

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

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155") in February 2006. SFAS No. 155 amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto, and Management's Discussion and Analysis or Plan of Operation contained in the Company's Form 10-KSB for the year ended June 30, 2006.

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

The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. The Company's customers are located primarily in the United States, Canada, South America, and parts of Europe in a wide range of industries including cellular operators, government, PC maker, and application integrator. In summary, the Company's products are marketed to cellular operators for end-users as well as computer/handheld computing industry, automotive industry, telemetry, other vertical markets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of December 31, 2006, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three months and six months ended December 31, 2006, and 2005, selected consolidated statements of operations data expressed as a percentage of sales:

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                DECEMBER 31,                  DECEMBER 31,
                                                         --------------------------    --------------------------
                                                             2006          2005            2006          2005
                                                         ------------  ------------    ------------  ------------
        Net Sales                                             100.0%        100.0%          100.0%        100.0%
        Cost of goods sold                                     73.2%         53.0%           72.0%         37.5%
                                                         ------------  ------------    ------------  ------------
        Gross profit                                           26.8%         47.0%           28.0%         62.5%
                                                         ------------  ------------    ------------  ------------

        Operating expenses:
          Selling, general and administrative expenses         15.3%        225.6%           17.1%        177.9%
          Research and development                                 -             -               -         22.6%
                                                         ------------  ------------    ------------  ------------
        Total operating expenses                               15.3%        225.6%           17.1%        200.5%
                                                         ------------  ------------    ------------  ------------

        Income (Loss) from operations                          11.5%      (178.6%)           10.9%       (138.0%)

        Other income (expense), net                             0.4%         18.4%            0.4%          9.0%
                                                         ------------  ------------    ------------  ------------

        Net income (loss) before income taxes                  11.9%      (160.2%)           11.3%       (129.0%)

        Provision for income taxes                                 -        (1.0%)               -         (0.5%)
                                                         ------------  ------------    ------------  ------------

        Net income (loss)                                      11.9%      (161.2%)           11.3%       (129.5%)
                                                         ============  ============    ============  ============

The results of the interim periods are not necessarily indicative of results for the entire fiscal year

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

NET SALES - Net sales increased by $1,720,122 or 2,136.8%, to $1,800,622 for the three months ended December 31, 2006 from $80,500 for the corresponding period of 2005. The overall increase is primarily due to increase in sales of modem and module products, principally due to a substantial increase in demand from customers in Latin America.

GROSS PROFIT - Gross profit decreased in terms of net sales percentage as the percentage of gross profit, which was 26.8% for the three months ended December 31, 2006, compared to 47.0% for the corresponding period of 2005. The gross profit percentage decrease can be attributed to the increase in cost of goods sold due to the increase in sales of modem and module products for the three months ended December 31, 2006, while having no cost of sales, which was due to the service sales, for the corresponding period of 2005.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $93,812, or 51.65%, to $275,450 for the three months ended December 31, 2006 from $181,638 for the corresponding period of 2005. The increase can be attributed to the increased sales/marketing efforts, increased cost of travel expenses, payroll, and other general and administrative infrastructure.

OTHER INCOME (EXPENSE), NET -Other income decreased by $7,577 or 51.14%, to $7,237 for the three months ended December 31, 2006 from $14,814 for the corresponding period of 2005.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2005

NET SALES - Net sales increased by $2,609,760 or 1,627.1%, to $2,770,150 for the six months ended December 31, 2006 from $160,390 for the corresponding period of 2005. The change is principally due to the shift in the Company's business strategy, from being a product engineering company to a product development/marketing company, and the increased customer demands in Latin America.

GROSS PROFIT - Gross profit decreased in terms of net sales percentage as the percentage of gross profit, which was 28.0% for the six months ended December 31, 2006, compared to 62.5% for the corresponding period of 2005. The gross profit percentage decrease can be attributed to the increase in cost of goods sold due to the increase in sales of modem and module products for the six months ended December 31, 2006, while having no cost of sales, which was due to the service sales, for the corresponding period of 2005.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $189,342 or 66.35%, to $474,714 for the six months ended December 31, 2006 from $285,372 for the corresponding period of 2005. The increase can be attributed to the increased sales/marketing efforts, increased accounting charges, and increased cost of travel expenses, payroll, and other general and administrative infrastructure

OTHER INCOME (EXPENSE), NET - Other income decreased by $1,965 or 13.54%, to $12,547 for the six months ended December 31, 2006 from $14,512 for the corresponding period of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $446,302, to $1,014,689 as of December 31, 2006 compared to $568,387 as of June 30, 2006. The increase was primarily due to an advance from a private investor, $263,636, the increase in common stock of $136,364 that was issued on October 18, 2006, the increase in accounts payable of $212,654 for purchasing inventory for sales, and the increase resulting from the net profit of $312,583.

The Company believes that anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements through June 30, 2007.

OPERATING ACTIVITIES - Net cash provided by operating activities amounted to $102,655 for the six months ended December 31, 2006. Net cash used by operating activities amounted to $134,911 for the corresponding period of 2005. The increase from the prior period relates mainly to increase in net income and accounts payable for the inventory purchase due to the increase in sales of module and modem products.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $56,353 and $1,837 for the six months ended December 31, 2006 and 2005, respectively, consisting of capital expenditures.

FINANCING ACTIVITIES - Net cash provided by financing activities for the six months ended December 31, 2006 and 2005 totaled $400,000 and $305,000, respectively, which consisted of proceeds from its future common stock issuance and issue of common stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company's material off-balance sheet contractual commitment is operating lease obligation. We excluded this item from the balance sheet in accordance with GAAP. We do not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

The Company's principal future obligations and commitments as of December 31, 2006, include the following:

      LEASES

      The Company leases its administrative facilities under a non-cancelable operating lease that expires on June 30, 2008. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment by the Company of common area costs.

      LITIGATION

      During June 2005, the Company's landlord filed a suit against the Company, alleging that it defaulted under the terms and conditions of the Company's lease agreement when the Company failed to pay for its facility lease, valued at $18,221. The parties settled at $9,308, to be paid in twelve equal monthly installments commencing on December 6, 2005. The Company has paid the full amount, and the action has been dismissed.

      In addition, from time to time the Company is involved in certain legal proceedings and claims that arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial condition.

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

      1. INADEQUATE FINANCIAL STATEMENT PREPARATION AND REVIEW PROCEDURES - We do not have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including insufficient:

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

      3. INADEQUATE TECHNICAL ACCOUNTING EXPERTISE - We lacked the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP. This material weakness represented more than a remote likelihood that a material misstatement of our interim financial statements for the six months ended December 31, 2006 would not have been prevented or detected.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company received $400,000 in advance from an unaffiliated company for Common Stock during the six months ended December 31, 2006. On October 18, 2006, the Company issued 15,000,000 shares of its common stock, at $0.0091 per share with a valued of $136,364, to partially complete this transaction. The Company plans to issue the remaining 29,000,000 shares, also at $0.0091 per share, for a total of $263,636, during the three months ended March 31, 2007.

The Company believes the issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The proceeds of the transaction will be utilized for general working capital purposes

On September 11, 2006, the Board of Directors approved an increase in the authorized shares of Common Stock to 1,200,000,000 shares from 900,000,000 shares, subject to shareholder approval. Once shareholder approval is obtained, the Company plans to issue the 29,000,000 shares described above.

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

Dated: February 7, 2007