Form 10KSB/A
period 2006-06-30
FRANKLIN WIRELESS CORP
filed 2007-04-02
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         Our products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. Our customers are located primarily in the United States, Canada, and South America including cellular operators and government agencies. .

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

BUSINESS OVERVIEW

         Franklin Wireless Corp. ("Franklin" or the "Company") designs, builds and markets broadband high speed data communication products, such as 3rd Generation wireless module and modems. We offer two distinct product lines: our CDMA 1xEVDO Embedded Module and USB/PC card Modem product line, and our Data Application Supporting product line. The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. Our customers are located primarily in Latin America, the United States and Canada including cellular operators and government agencies.

         In 2004, the market for embedded wireless modules grew at an unprecedented rate, especially in the GSM space. The extraordinary success of the GSM module companies paved the way for a successful module venture based on the CDMA technology, which has been widely adopted, and is expected to occupy more than 40% of the global wireless market share in 2006. Accordingly, the Company concentrated on the design of CDMA module and modem products, for incorporation into future products which can replace the GSM product. In addition, our shift from GSM module to CDMA Embedded Module and USB/PC Card Segment represented our best growth opportunity, since we could avoid the intense competition posed by the GSM module companies, which generally have substantially greater financial resources

         During the fiscal year ended June 30, 2006, the Company was successful in obtaining and maintaining customers for CDMA products. The primary increase in sales was an increase in sales of the CDMA module and modem in Latin America, which became our major source of revenue. As a result, the Company is focusing on developing additional products for the Latin American market.

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
                                                   =======   ========   ========

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2006 COMPARED TO YEAR ENDED JUNE 30, 2005

NET SALES - Net sales increased by $700,884 or 232.0%, from $302,069 for the year ended June 30, 2005 to $1,002,953 for the year ended June 30, 2006. The primary increase in sales was an increase in sales on the CDMA module and modem products in Latin America. Net sales to customers in Latin America totaled $731,265, representing 72% of net sales.

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

YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004

NET SALES - Net sales decreased by $1,376,199, or 82.0%, from $1,678,268 for the year ended June 30, 2004 to $302,069 for the year ended June 30, 2005. The decrease was primarily due to a significant decrease in sales of GSM products, which decreased by $1,431,176, from $1,678,268 for the year ended June 30, 2004 to $247,092 for the year ended June 30, 2005. The overall decrease for this product was attributed to the Company's decision to focus on the design of CDMA module and modem products for future products, opportunities and demands which can replace the GSM product.

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

         There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting in those reporting periods


ITEM 8B. OTHER INFORMATION

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

3.1      Restated Articles of Incorporation of Franklin Wireless Corp. (2)

3.2      Bylaws of Franklin Wireless Corp. (3)

10.1 Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd.(2)

10.2 Lease, dated March 16, 2005, between the Company and MP Sorrento Mesa, LLC (2)

10.3 First Amendment to Lease, between the Company and MP Sorrento Mesa, LLC, dated May 23, 2006 (previously filed).

10.4 Stock Repurchase Agreement, dated May 5, 2006, between the Company and Hajin Jhun (previously filed).

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

Dated: March 30, 2007


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

        Signature                Title                              Date
        ---------                -----                              ----

(1) Principal Executive, Financial and Accounting Officer

      /s/ OC KIM       President,  Acting Chief Financial
      -------------    Officer and a Director                 March 30, 2007
      OC Kim

(3) Directors

     /s/ GARY NELSON    Chairman of the Board of Directors    March 30, 2007
     ---------------
         Gary Nelson

     /s/  DAVID KIM     Director                              March 30, 2007
     ---------------
          David Kim

     /s/ TAE JIN KIM    Director                              March 30, 2007
     ---------------
         Tae Jin Kim

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





                                           FRANKLIN WIRELESS CORP.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    FISCAL YEARS ENDED JUNE 30,
                                                         ---------------------------------------------------
                                                              2006              2005              2004
                                                         -------------      -------------      -------------
Net sales                                                $   1,002,953      $     302,069      $   1,678,268
Cost of goods sold                                             678,155            207,638          1,571,517
                                                         -------------      -------------      -------------
Gross profit                                                   324,798             94,431            106,751
                                                         -------------      -------------      -------------

Operating expenses:
     Research and development                                   36,300             24,200             64,864
     Selling, general, and administrative                      581,919            718,159          1,781,630
                                                         -------------      -------------      -------------
Total operating expenses                                       618,219            742,359          1,846,494
                                                         -------------      -------------      -------------

Loss from operations                                          (293,421)          (647,928)        (1,739,743)

Other income (expense):
     Interest expense                                             (559)                --            (55,352)
     Interest income                                             2,359                571             13,122
     Loss on impairment of fixed                                    --                 --           (332,053)
     assets
     Loss on impairment of intangible                               --                 --           (146,851)
     assets
     Other income (expense), net                                14,831             (5,085)           (23,391)
                                                         -------------      -------------      -------------
Total other income (expense), net                               16,631             (4,514)          (544,525)
                                                         -------------      -------------      -------------

Net loss before income taxes                                  (276,790)          (652,442)        (2,284,268)

Provision for income taxes                                         800                800                800
                                                         -------------      -------------      -------------

Net loss                                                 $    (277,590)     $    (653,242)     $  (2,285,068)
                                                         =============      =============      =============

Basic loss per share                                     $       (0.00)     $       (0.00)     $       (0.00)
Diluted loss per share                                   $       (0.00)     $       (0.00)     $       (0.00)

Weighted average common shares outstanding - basic         817,976,717        778,040,050        510,242,611
Weighted average common shares outstanding - diluted       817,976,717        778,040,050        510,242,611

See accompanying notes to consolidated financial statements. .





                                                     FRANKLIN WIRELESS CORP.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                          COMMON STOCKS
                                     -------------------------
                                                                    ADDITIONAL                    STOCK             TOTAL
                                                                     PAID-IN       ACCUMULATED      SUB          STOCKHOLDERS'
                                       SHARES          AMOUNT        CAPITAL         DEFICIT    -SCRIPTION     EQUITY (DEFICIT)
                                     -----------     ---------     -----------     -----------  -----------    ----------------

Balance - June 30, 2003              149,395,606     $      --     $   430,000     $(1,436,152) $        --    $     (1,006,152)
Issuance of common stock             623,644,444            --       3,136,383              --           --           3,136,383
Stock subscription receivables                --            --              --              --      (17,395)            (17,395)
Net loss                                      --            --              --      (2,285,068)          --          (2,285,068)
                                     -----------     ---------     -----------     -----------  -----------    ----------------

Balance - June 30, 2004              773,040,050     $      --     $ 3,566,383     $(3,721,220) $   (17,395)   $       (172,232)
Issuance of common stock              20,000,000            --         218,010              --           --             218,010
Net loss                                      --            --              --        (653,242)          --            (653,242)
                                     -----------     ---------     -----------     -----------  -----------    ----------------
Balance - June 30, 2005              793,040,050            --       3,784,393      (4,374,462)     (17,395)           (607,464)
Issuance of common stock, net of      89,000,000            --         845,000              --           --             845,000
common stock repurchase
Net loss                                      --            --              --        (277,590)          --            (277,590)
                                     -----------     ---------     -----------     -----------  -----------    ----------------

Balance - June 30, 2006              882,040,050     $      --     $ 4,629,393     $(4,652,052) $   (17,395)   $        (40,054)
                                     ===========     =========     ===========     ===========  ===========    ================

See accompanying notes to consolidated financial statements.





                                                     FRANKLIN WIRELESS CORP.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       --------------------------------------------
                                                                                                 FISCAL YEARS ENDED JUNE 30,
                                                                                       --------------------------------------------
                                                                                           2006            2005            2004
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net loss                                                                          $   (277,590)   $   (653,242)   $ (2,285,068)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Loss on impairment of fixed assets                                                      --              --         332,053
         Intangible assets impairment charge                                                     --              --         146,851
         Depreciation and amortization                                                        7,622           6,199          43,494
         Amortization of intangible assets                                                   49,222          45,000          82,083
         Increase (decrease) in cash due to change in:
             Accounts receivable                                                             (1,750)        100,000         (25,156)
             Intangible assets                                                              (55,500)             --         (67,171)
             Other assets                                                                    (2,346)          3,211          41,592
             Accounts payable                                                               (17,340)        (28,709)         23,513
             Accrued liabilities                                                             40,821         110,147          32,587
             Other long-term liabilities                                                     (3,878)          3,878              --
                                                                                       ------------    ------------    ------------
Net cash used in operating activities                                                      (260,739)       (413,516)     (1,675,222)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                     (5,416)         (4,000)         (1,829)
                                                                                       ------------    ------------    ------------
Net cash used in investing activities                                                        (5,416)         (4,000)         (1,829)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of Credit                                                                              --              --        (298,000)
     Borrowings (Payments) from (to) stockholders                                           (10,000)         30,000          10,000
     Cash payment for common stock repurchase                                              (100,000)             --              --
     Increase in stock subscriptions receivable                                                  --              --         (17,395)
     Proceeds from issuance of common stock                                                 905,000         218,010       1,736,768
                                                                                       ------------    ------------    ------------
Net cash provided by financing activities                                                   795,000         248,010       1,431,373
                                                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                        528,845        (169,506)       (245,678)
Cash and cash equivalents, beginning of year                                                 39,542         209,048         454,726
                                                                                       ------------    ------------    ------------
Cash and cash equivalents, end of year                                                 $    568,387    $     39,542    $    209,048
                                                                                       ------------    ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the year for:
         Interest                                                                      $        559    $         --    $      5,352
         Income taxes                                                                  $        800    $        800    $        800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
     Common stock conversion from note payable                                         $    (40,000)   $         --    $         --


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

         The Company's products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. The Company's customers are located primarily in the United States, Canada, and South America including cellular operators and government agencies.


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