Form 10QSB/A
period 2006-09-30
FRANKLIN WIRELESS CORP
filed 2007-04-02
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

TITLE OF EACH CLASS OF COMMON STOCK             OUTSTANDING AT November 6, 2006
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


                                 FRANKLIN WIRELESS CORP.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                         -------------------------------
                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         -------------------------------
                                                             2006              2005
                                                         -------------     -------------
Net sales                                                $     969,528     $      79,890
Cost of goods sold                                             675,850            17,500
                                                         -------------     -------------
Gross profit                                                   293,678            62,390
                                                         -------------     -------------

Operating expenses:
     Selling, general, and administrative                      199,264           103,734
     Research and development                                       --            36,300
                                                         -------------     -------------
Total operating expenses                                       199,264           140,034
                                                         -------------     -------------

Income (Loss) from operations                                   94,414           (77,644)

Other income (expense):
     Interest income                                             5,284                30
     Other income                                                   25                17
     Other expenses                                                 --              (349)
                                                         -------------     -------------
Total other income (expense), net                                5,309              (302)
                                                         -------------     -------------

Net income (loss) before income taxes                           99,723           (77,946)

Provision for income taxes                                         800                --
                                                         -------------     -------------

Net income (loss)                                        $      98,923     $     (77,946)
                                                         =============     =============


Basic earnings (loss) per share                          $      0.00       $     (0.00)
Diluted earnings (loss) per share                        $      0.00       $     (0.00)

Weighted average common shares outstanding - basic         796,958,771       793,040,050
Weighted average common shares outstanding - diluted       796,958,771       793,040,050

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

GROSS PROFIT - Gross profit decreased in terms of net sales percentage as the percentage of gross profit, which was 30.3% for the three months ended September 30, 2006, compared to 78.1% for the corresponding period of 2005. The gross profit percentage decrease can be attributed to a one-time commission revenue item, recognized as a non-refundable brokerage fee in the amount of $57,280 for the three months ended September 31, 2005. Furthermore, the Company was able to purchase items at no cost due to continuity of business relation with a vendor, which caused an unusually high gross profit margin when those items were sold during the three months ended September 30, 2005.

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

Dated: March 30, 2007