Form 10QSB/A
period 2006-12-31
FRANKLIN WIRELESS CORP
filed 2007-04-02
CIK 722572

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

                                 (858) 623-0000
                ------------------------------------------------
                            Issuer's Telephone Number

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


                                              FRANKLIN WIRELESS CORP.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        DECEMBER 31,                        DECEMBER 31,
                                              --------------------------------    --------------------------------
                                                   2006              2005              2006              2005
                                              --------------    --------------    --------------    --------------
Net sales                                     $   1,800,622     $      80,500     $   2,770,150     $     160,390
Cost of goods sold                                1,318,750            42,700         1,994,600            60,200
                                              --------------    --------------    --------------    --------------
Gross profit                                        481,872            37,800           775,550           100,190
                                              --------------    --------------    --------------    --------------

Operating expenses:
     Selling, general, and administrative           275,450           181,638           474,714           285,372
     Research and development                             -                 -                 -            36,300
                                              --------------    --------------    --------------    --------------
Total operating expenses                            275,450           181,638           474,714           321,672
                                              --------------    --------------    --------------    --------------

Income (Loss) from operations                       206,422          (143,838)          300,836          (221,482)

Other income (expense):
     Interest income                                  6,944               245            12,229               275
     Other income                                       293            14,925               318            14,942
     Other expenses                                       -              (356)                -              (705)
                                              --------------    --------------    --------------    --------------
Total other income (expense), net                     7,237            14,814            12,547            14,512
                                              --------------    --------------    --------------    --------------

Net income (loss) before income taxes               213,659          (129,024)          313,383          (206,970)

Provision for income taxes                                -               800               800               800
                                              --------------    --------------    --------------    --------------

Net income (loss)                             $     213,659     $    (129,824)    $     312,583     $    (207,770)
                                              ==============    ==============    ==============    ==============


Basic earnings (loss) per share               $      0.00       $     (0.00)      $      0.00       $     (0.00)
Diluted earnings (loss) per share             $      0.00       $     (0.00)      $      0.00       $     (0.00)

Weighted average common shares
outstanding - basic                             894,237,852       816,116,973       888,105,624       804,515,460
Weighted average common shares
outstanding - diluted                           894,237,852       816,116,973       888,105,624       804,515,460


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

GROSS PROFIT - Gross profit decreased in terms of net sales percentage as the percentage of gross profit, which was 28.0% for the six months ended December 31, 2006, compared to 62.5% for the corresponding period of 2005. The gross profit percentage decrease can be attributed to a one- time commission revenue item recognized as a non-refundable brokerage fee in the amount of $57,280 for the six months ended December 31, 2005. Furthermore, the Company was able to purchase items at no cost due to continuity of business relation with a vendor, which caused an unusually high gross profit margin when those items were sold during the six months ended December 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $446,302, to $1,014,689 as of December 31, 2006 compared to $568,387 as of June 30, 2006. The increase was primarily due to an advance from a private investor, $263,636, the increase in common stock of $136,364 that was issued on October 18, 2006, the increase in accounts payable of $212,654 for purchasing the inventory for sales, and the increase resulting from the net profit of $312,583.

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

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company received $400,000 in advance from an unaffiliated company for Common Stock during the six months ended December 31, 2006. On October 18, 2006, the Company issued 15,000,000 shares of its common stock, at $0.0091 per share approximately, the total valued at $136,364. The Company plans to issue the remaining 29,000,000 shares of its common stock at $0.0091 per share, totaling $263,636, during the three months ended March 31, 2007.

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

Dated: March 30, 2007