Form 10QSB
period 2007-03-31
FRANKLIN WIRELESS CORP
filed 2007-05-15
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007

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

        9823 PACIFIC HEIGHTS BLVD., SUITE J, SAN DIEGO, CALIFORNIA 92121
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     TITLE OF EACH CLASS OF COMMON STOCK      OUTSTANDING AT May 14, 2007
     -----------------------------------      ---------------------------
          Common Stock, no par value                  926,040,050

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                             FRANKLIN WIRELESS CORP.
                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1:   Financial Statements
             Consolidated Statements of Operations for the Three Months
             and Nine Months Ended March 31, 2007 and 2006 (Unaudited)....   3
             Consolidated Balance Sheets at March 31, 2007 (Unaudited)
             and June 30, 2006............................................   4
             Consolidated Statements of Cash Flows for the Nine Months
             Ended March 31, 2007 and 2006 (Unaudited)....................   5
             Notes to Unaudited Consolidated Financial Statements.........   6
Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  12
Item 3:   Controls and Procedures.........................................  19

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1:   Legal Proceedings...............................................  19
Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds.....  20
Item 3:   Defaults Upon Senior Securities.................................  20
Item 4:   Submission of Matters to a Vote of Security Holders.............  20
Item 5:   Other Information .............................................  20
Item 6:   Exhibits........................................................  20

          Signatures......................................................  21
          Certifications..................................................  22

                                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                 FRANKLIN WIRELESS CORP.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            MARCH 31,                             MARCH 31,
                                                 --------------------------------      --------------------------------
                                                      2007               2006               2007               2006
                                                 -------------      -------------      -------------      -------------
Net sales                                        $   3,226,915      $     162,698      $   5,997,065      $     323,088
Cost of goods sold                                   2,253,540            142,448          4,248,140            202,648
                                                 -------------      -------------      -------------      -------------
Gross profits                                          973,375             20,250          1,748,925            120,440
                                                 -------------      -------------      -------------      -------------

Operating expenses:
     Selling, general, and administrative              582,595            131,503          1,057,309            416,875
     Research and development                               --                 --                 --             36,300
                                                 -------------      -------------      -------------      -------------
Total operating expenses                               582,595            131,503          1,057,309            453,175
                                                 -------------      -------------      -------------      -------------

Income (Loss) from operations                          390,780           (111,253)           691,616           (332,735)

Other income (expense):
     Interest income                                    10,760                517             22,989                792
     Other income                                          846                117              1,164             15,059
     Other expenses                                         (5)            (1,346)                (5)            (2,051)
     Loss on impairment of intangible assets           (19,167)                --            (19,167)                --
                                                 -------------      -------------      -------------      -------------
Total other income (expense), net                       (7,566)              (712)             4,981             13,800
                                                 -------------      -------------      -------------      -------------

Income (loss) before income taxes                      383,214           (111,965)           696,597           (318,935)

Provision for income taxes                                  --                 --                800                800
                                                 -------------      -------------      -------------      -------------

Net income (loss)                                $     383,214      $    (111,965)     $     695,797      $    (319,735)
                                                 =============      =============      =============      =============

Basic earnings (loss) per share                  $        0.00      $       (0.00)     $        0.00      $       (0.00)
Diluted earnings (loss) per share                $        0.00      $       (0.00)     $        0.00      $       (0.00)

Weighted average common shares
outstanding - basic                                897,040,050        835,040,050        891,072,897        814,653,189
Weighted average common shares
outstanding - diluted                              897,040,050        835,040,050        891,072,897        814,653,189

See accompanying notes to unaudited consolidated financial statements.

                                                         - 3 -

                                       FRANKLIN WIRELESS CORP.
                                     CONSOLIDATED BALANCE SHEETS

                                                                       ------------------------------
                                                                        (UNAUDITED)
                                                                         MARCH 31,         JUNE 30,
                                                                           2007              2006
                                                                       ------------      ------------
ASSETS
     Current assets:
         Cash and cash equivalents                                     $  1,465,487      $    568,387
         Inventories                                                         13,370                --
         Accounts receivable                                                 41,409             1,750
                                                                       ------------      ------------
      Total current assets                                                1,520,266           570,137
     Property and equipment, net                                             27,333            12,715
     Intangible assets, net                                                  79,094           104,195
     Other assets                                                             4,452             4,452
                                                                       ------------      ------------
     TOTAL ASSETS                                                      $  1,631,145      $    691,499
                                                                       ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                              $      2,269      $        585
         Accrued liabilities                                                133,135           190,968
         Other current liability                                            263,636                --
         Liability from discontinued operations                             434,000           540,000
                                                                       ------------      ------------
         TOTAL CURRENT LIABILITIES                                          833,040           731,553
                                                                       ------------      ------------

     STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, no par value, authorized 1,200,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock at
     March 31, 2007, and 900,000,000 shares of Common Stock and
     10,000,000 shares of Preferred Stock at June 30, 2006;
     issued and outstanding - 897,040,050 and 882,040,050 as of
     March 31, 2007 and June 30, 2006, respectively                              --                --
     Additional paid-in capital                                           4,765,756         4,629,393
     Stock subscription receivable                                          (11,394)          (17,395)
     Accumulated deficit                                                 (3,956,257)       (4,652,052)
                                                                       ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   798,105           (40,054)
                                                                       ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  1,631,145      $    691,499
                                                                       ============      ============


See accompanying notes to unaudited consolidated financial statements.


                                                - 4 -

                                         FRANKLIN WIRELESS CORP.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                           ------------------------------
                                                                                NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ------------------------------
                                                                               2007              2006
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                     $    695,797      $   (319,735)
     Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
         Depreciation                                                             4,800             4,650
         Amortization of intangible assets                                       59,714            33,750
         Loss on impairment of intangible assets                                 19,167                --
         Increase (decrease) in cash due to change in:
             Accounts receivable                                                (39,659)             (950)
             Inventories                                                        (13,370)               --
             Accounts payable                                                     1,683           (17,367)
             Accrued liabilities                                                (57,834)           47,772
                                                                           ------------      ------------
Net cash (used in) provided by operating activities                             670,298          (251,880)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (19,418)           (2,837)
     Purchases of intangible assets                                             (53,780)           (3,000)
                                                                           ------------      ------------
Net cash used in investing activities                                           (73,198)           (5,837)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable to stockholders                       (100,000)          (39,975)
     Additional borrowings from stockholders                                    400,000           335,000
                                                                           ------------      ------------
Net cash provided by financing activities                                       300,000           295,025
                                                                           ------------      ------------

Net increase in cash and cash equivalents                                       897,100            37,308
Cash and cash equivalents, beginning of period                                  568,387            39,542
                                                                           ------------      ------------
Cash and cash equivalents, end of period                                   $  1,465,487      $     76,850
                                                                           ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
      Interest                                                             $         --      $         --
      Income taxes                                                         $        800      $        800

See accompanying notes to unaudited consolidated financial statements.


                                                  - 5 -

                             FRANKLIN WIRELESS CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

Franklin Wireless Corp. ("Franklin" or the "Company") designs and markets broadband high speed data communication products such as 3rd generation ("3G") wireless broadband modules and modems to end users and wireless companies in North and South American countries. Franklin focuses on wireless broadband USB modems, which provides a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, table PC or desktop USB port without a PC card slot. The Company's wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA"), which is a wireless radio broadband data standard adopted by many CDMA mobile service providers; and enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution picture, video, and music contents.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiary have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-QSB. The consolidated balance sheet is unaudited as of March 31, 2007 and audited as of June 30, 2006. The consolidated statements of income are unaudited for the three months and nine months ended March 31, 2007 and 2006, and the consolidated statements of cash flows are unaudited for the nine months ended March 31, 2007 and 2006. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in the Company's Amended Report on Form 10-KSB, filed on April 2, 2007.

The operating results or cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Franklin and ARG. ARG is a wholly owned subsidiary located in South Korea used to design wireless data products. All inter-company balances and transactions have been eliminated in consolidation.

SEGMENT REPORTING

The Company has two reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. Since August 2003, the Company's subsidiary located in South Korea, ARG, has not been in operation and all of its subsidiary's assets were written off during the fiscal year 2004. As a result, the Company's consolidated financial statements include $550,000 of debt from ARG financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include useful lives of intangible and long-lived assets.

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

SHIPPING AND HANDLING COST

All shipping and handling costs are paid by the customers directly to the shipping companies. As a result, the Company does not collect and incur any shipping and handling costs.

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

INTANGIBLE ASSETS - LICENSES

Licenses are recorded at cost and are amortized on a straight-line basis over the license or benefit periods as follows:

         GSM/GPRS license                        5 years
         GSM text license                        5 years
         USB Modem certifications                3 years

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

On March 31, 2007, the Company wrote off two intangible assets (GSM/SPRS license and GSM text license) in the amount of $19,167, as these GSM licenses were deemed impaired due to their inability to continue to generate income from operations and positive cash flow in future periods.

WARRANTIES

The Company does not provide any warranties on its products. However, the manufacturer provides limited warranties up to one year from the date of the sale to the Company's customers. These products are shipped directly from the manufacturer to the customers. As a result, the Company was not required to and does not accrue any warranty expenses during the three months and nine months ended March 31, 2007 and 2006.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets. The Company incurred significant losses in the previous years. These losses have been carried over to off-set any future taxable income. As a result, no provision for income taxes for the nine months ended March 31, 2007 was necessary, except for minimum state taxes.

EARNING PER SHARE

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

CONCENTRATION OF RISK

Substantially all of the Company's revenues are derived from the sales of wireless data products. Any significant decline in market acceptance of the Company's products or in the financial condition of the Company's existing customers could impair the Company's ability to operate effectively.

A significant portion of the Company's revenue is derived from a small number of customers. Two customers accounted for 81.60% and 17.53% of revenues for three months ended March 31, 2007, and had no related account receivables at March 31, 2007. Two customers accounted for 65.82% and 10.88% of revenues for the nine months ended March 31, 2007, and had related accounts receivables in the total amount of $30,375 or 73.35% of total accounts receivables at March 31, 2007.

The Company purchases its wireless products from one design and manufacturing company located in South Korea. If this company were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. The Company purchased approximately $1,959,240 and $4,259,840 for the three months and nine months ended March 31, 2007, respectively, and had related accounts payable of $2,269 at March 31, 2007. However, there were no significant delays, capacity constraints, or quality control problems during the nine months ended March 31, 2007.

The Company maintains its cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account. However, the Company does not anticipate any loss on excess deposits.

NOTE 4 - BALANCE SHEET DETAILS

PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 and June 30, 2006 consisted of the following:

                                            (UNAUDITED)
                                            ----------      ----------
                                             MARCH 31,       JUNE 30,
                                               2007            2006
                                            ----------      ----------
      Computers and software                $   48,295      $   30,640
      Furniture and fixtures                    10,476           8,713
                                            ----------      ----------
                                                58,771          39,353
      Less accumulated depreciation            (31,438)        (26,638)
                                            ----------      ----------
      TOTAL                                 $   27,333      $   12,715
                                            ==========      ==========

Depreciation expense associated with property and equipment was $1,956 and $1,550 for the three months ended March 31, 2007 and 2006, respectively, and $4,800 and $4,650 for the nine months ended March 31, 2007 and 2006, respectively.

INTANGIBLE ASSETS

Intangible assets at March 31, 2007 and June 30, 2006 consisted of the following:

                                               (UNAUDITED)
                                               ----------      ----------
                                                MARCH 31,       JUNE 30,
                                                  2007            2006
                                               ----------      ----------
      GSM software license                     $       --      $  200,000
      Text input methods license                       --          25,000
      Certifications: CDG test licenses           109,280          55,500
                                               ----------      ----------
                                                  109,280         280,500
      Less accumulated amortization               (30,186)       (176,305)
                                               ----------      ----------
      TOTAL                                    $   79,094      $  104,195
                                               ==========      ==========

Amortization expense associated with intangible assets was $20,357 and $11,250 for the three months ended March 31, 2007 and 2006, respectively, and $59,714 and $33,750 for the nine months ended March 31, 2007 and 2006, respectively.

On March 31, 2007, the Company wrote off two intangible assets (GSM/SPRS license and GSM text license) in the amount of $19,167 as these GSM licenses were deemed impaired due to their inability to continue to generate income from operations and positive cash flow in future periods.

OTHER ASSETS

Other assets as of March 31, 2007 and June 30, 2006 consisted of facility lease of $4,170 and utility deposits of $282.

OTHER CURRENT LIABILITY

During the period of nine months ended March 31, 2007, the Company received $400,000 in advance from an unaffiliated company for a future issuance of Common Stock. On October 18, 2006, the Company issued 15,000,000 shares of Common Stock, valued at $0.0091 per share, or a total value of $136,364. The Company planned to issue an additional 29,000,000 shares of its common stock, valued at $0.0091 per share, or a total value of $263,636, during the three months ended March 31, 2007.

On September 11, 2006, the Company's Board of Directors approved an increase in the authorized Common Stock to 1,200,000,000 from 900,000,000. In March of 2007, the stockholders approved an amendment of the Articles of Incorporation to increase the authorized shares, which would permit the issuance of the additional shares. The Articles of Incorporation were amended on March 31, 2007, and the Company plans to issue the additional 29,000,000 shares of Common Stock during the three months ended June 30, 2007.

LIABILITY FROM DISCONTINUED OPERATIONS

On August 20, 2002, the Company's wholly owned subsidiary, ARG, issued a promissory note to a Company stockholder in the amount of $550,000 (which includes $50,000 of 10% interest), due on March 20, 2004. The Company and the stockholder agreed to change the promissory note to a convertible promissory note in the amount of $550,000 during the year ended June 30, 2004. The note is convertible to the Company's Common Stock, at the option of the holder, at a conversion price equal to the fair value of the Company's common stock on the date of issuance, or $0.005. As of June 30, 2006 and March 31, 2007, this note had not been converted into Common Stock, and $10,000 was paid during the year ended June 30, 2006. During the three months ended March 31, 2007, the Company paid $100,000, and an additional $6,000 was offset by the stock subscription receivable. The total liability from discontinued operations is $434,000 at March 31, 2007.

ACCRUED LIABILITIES

Accrued liabilities at March 31, 2007 and June 30, 2006 consisted of the following:

                                               (UNAUDITED)
                                               ----------     ----------
                                                MARCH 31,      JUNE 30,
                                                  2007           2006
                                               ----------     ----------
          Accrued salaries                     $   99,418     $  131,750
          Accrued professional fees                31,217         52,840
          Other accrued liabilities                 2,500          6,378
                                               ----------     ----------
          TOTAL                                $  133,135     $  190,968
                                               ==========     ==========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its administrative facilities under a non-cancelable operating lease that expire on June 30, 2008. In addition to the minimum annual rental commitments, the leases provide for periodic cost of living increases in the base rent and payment by the Company of common area costs.

LITIGATION

During June 2005, the Company's landlord filed a suit against the Company alleging that the Company defaulted under the terms and conditions of the Company's lease agreement when the Company failed to pay for its facility lease valued at $18,221. The parties have settled at $9,308, to be paid in twelve equal monthly installments commencing on December 6, 2005. The Company has paid $9,308, and the entire legal action of all parties was dismissed because all causes of legal action was dismissed on December 19, 2006

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on the Company's consolidated financial condition.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of March 31, 2007, the Company did not have any dilutive common stock shares.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company's consolidated financial statements.

There are no other accounting standards issued as of April 27, 2007 that are expected to have a material impact on the Company's consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition or Plan of Operation contained in the Company's Amended Report on Form 10-KSB filed on April 2, 2007 for the year ended June 30, 2006.

BUSINESS OVERVIEW

The Company designs and sells broadband high speed wireless data communication products such as 3G wireless modules and modems. Our products are used, with broadband high speed data service, to access wireless data communications networks using laptops, handheld and desktop computers and enable our customers to send and receive email with large file attachments, play interactive games, and receive, send, and download high resolution picture, video and music contents.

The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market. Our products are based on widely deployed cellular technologies and operate on the networks of major wireless network operators around the world.

In 2005, we designed and marketed Global System for Mobile telecommunication or GSM cellular phones to North and South American countries and experienced significant financial difficulties due to increased competition, fast technology changes, limited resources, low brand recognitions, and high cost to design cellular phones. In order to overcome these difficulties in our business, we restructured our operations at the end of 2005 by shifting our focus on designing and marketing of wireless broadband modules and modems on Code Division Multiple Access ("CDMA") technology and focusing on highly demanded market of these products, North and South American countries. Teaming up with Cmotech Co. Ltd, a designer and original equipment manufacturer ("OEMs") of our wireless broadband modems and modules, we successfully launched our first wireless broadband USB modems in the U.S. in early 2006. Our sales of the CDMA based modems to our customers in South American countries have been successful since May 2006, and have been a key factor to our increase in revenue. In 2007, we launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express card modem, to North and South American countries. We anticipate that our sales of these new products through our brand recognition, leveraging sales to our existing customers, and increase in marketing effort, will be successful to our future growth.

We believe that the demand for wireless broadband data products will continue to grow and expand worldwide. However, to be successful in this market, we will need to continue to keep up with technology changes and continue to invest and launch new products on a timely basis.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include useful lives of intangible and long-lived assets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

On March 31, 2007, the Company wrote off two intangible assets (GSM/SPRS license and GSM text license) in the amount of $19,167 as these GSM licenses were deemed impaired due to their disability to continue to generate income from operations and positive cash flow in future periods.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets. The Company incurred significant losses in the previous years. These losses have been carried over to off-set any future taxable income. As a result, no provision for income taxes for the nine months ended March 31, 2007 was necessary, except for minimum state taxes.

RESULTS OF OPERATIONS

The following table sets forth, for the three months and nine months ended March 31, 2007 and 2006, selected consolidated statements of operations data expressed as a percentage of sales:

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  MARCH 31,                MARCH 31,
                                           ---------------------     --------------------
                                             2007         2006         2007        2006
                                           --------     --------     --------    --------
Net Sales                                     100.0%       100.0%       100.0%      100.0%
Cost of goods sold                             69.8%        87.6%        70.8%       62.7%
                                           --------     --------     --------    --------
Gross profit                                   30.2%        12.4%        29.2%       37.3%
                                           --------     --------     --------    --------




Operating expenses:
     Selling, general and
       administrative expenses                 18.1%        80.8%        17.7%      129.0%
     Research and development                    --           --           --        11.3%
                                           --------     --------     --------    --------
Total operating expenses                       18.1%        80.8%        17.7%      140.3%
                                           --------     --------     --------    --------

Income (loss) from operations                  12.1%       (68.4%)       11.5%     (103.0%)

Other income (expense), net                    (0.2)%       (0.4)%        0.1%        4.3%
                                           --------     --------     --------    --------

Income (loss) before income taxes              11.9%       (68.8%)       11.6%      (98.7%)

Provision for income taxes                       --           --           --        (0.3%)
                                           --------     --------     --------    --------

Net income (loss)                              11.9%       (68.8%)       11.6%      (99.0%)
                                           ========     ========     ========    ========

The results of the interim periods are not necessarily indicative of results for the entire fiscal year


THREE MONTHS ENDED MARCH 31, 2007
COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

NET SALES
Net sales increased by $3,064,217, or 1,883.4%, to $3,226,915 for the three months ended March 31, 2007 from $162,698 for the corresponding period of 2006. The increase was primarily attributable to an increase in sales of CDMA EV-DO data products, due to a substantial increase in demand in the South America market. Sales for these data products totaled $3,224,339 and $5,900 for the three months ended March 31, 2007 and 2006, respectively, an increase of $3,218,439.

GROSS PROFIT
Gross profit increased by $953,125, or 4,706.8%, to $973,375 for the three months ended March 31, 2007 from $20,250 for the corresponding period of 2006. Our gross profit was 30.2% for the three months ended March 31, 2007, compared to 12.4% in the corresponding period of 2006. The overall increase was primarily due to the improved structure of gaining a higher gross profit of CDMA EV-DO data products as compared to sales of our lower margin GSM products for the corresponding period in 2006. The higher gross profit of CDMA EV-DO data product was particularly higher due to two particular demands to a customer, which generated 6.3% more profit, to 31%, compared to its usual 24.7% profit, and those demands accounted for 81.6% of net sales for the three months ended March 31, 2007.

SELLING, GENERAL, AND ADMINISTRATIVE
Selling, general, and administrative expenses increased by $451,092, or 343.0%, to $582,595 for the three months ended March 31, 2007 from $131,503 for the corresponding period of 2006. The increase was primarily due to increases in sales commission expense of $239,410, marketing expense of $24,345, travel expense of $54,385, and payroll of $147,084.

OTHER INCOME (EXPENSE), NET
Other expense increased by $6,854, or 962.64%, to $7,566 for the three months ended March 31, 2007 from $712 for the corresponding period of 2006. The overall increase is due to $19,167 of impairment charges of intangible assets, offset by an increase in interest income of approximately $10,500.

NINE MONTHS ENDED MARCH 31, 2007
COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

NET SALES
Net sales increased by $5,673,977, or 1,756.2%, to $5,997,065 for the nine months ended March 31, 2007 from $323,088 for the corresponding period of 2006. The increase was primarily attributable to an increase in sales of CDMA EV-DO data products due to increase in demand in the South America market. Sales for these data products totaled $5,994,489 and $79,300 for the nine months ended March 31, 2007 and 2006, respectively, an increase of $5,915,189.

GROSS PROFIT
Gross profit margin increased by $1,628,485, or 1,352.1% to $1,748,925 for the nine months ended March 31, 2007 from $120,440 for the corresponding period of 2006. Our gross profit percentage was 29.2% for the nine months ended March 31, 2007 compared to 37.3% in the corresponding period of 2006. The gross profit percentage decrease was primarily due to a one time commission revenue, recognized as a non-refundable brokerage fee in the amount of $57,280, during the nine months ended March 31, 2006. This was offset by the higher gross profit of CDMA EV-DO data product, which was particularly high due to two particular demands to a customer, which generated 6.3% more profit to 31% compared to its usual 24.7% profit and those demands accounted for 43.9% of net sales for the nine months ended March 31, 2007.

SELLING, GENERAL, AND ADMINISTRATIVE
Selling, general, and administrative expenses increased by $604,134, or 133.3%, to $1,057,309 for the nine months ended March 31, 2007 from $453,175 for the corresponding period of 2006. The increase was primarily due to increases in sales commission expense of $239,410, marketing expense of $55,354, travel expense of $100,570, and payroll of $361,931.

OTHER INCOME (EXPENSE), NET
Other income decreased by $8,819, or 63.91%, to $4,981 for the nine months ended March 31, 2007 from $13,800 for the corresponding period of 2006. The overall decrease was due to the loss expense of 19,167 on impairment of intangible assets, which was partially offset by the interest income of $22,989.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $897,100, to $1,465,487 as of March 31, 2007 compared to $568,387 as of June 30, 2006. The increase was primarily from the net profit of $695,797 and the advance payment of future stock purchases of $400,000 from a private investor. The Company believes that anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements.

OPERATING ACTIVITIES - Net cash provided by operating activities amounted to $670,298 for the nine months ended March 31, 2007. Net cash used by operating activities amounted to $251,880 for the corresponding period of 2006. The increase from the prior period is mainly due to increase in net income.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $73,198 and $5,837 for the nine months ended March 31, 2007 and 2006, respectively, consisting of capital expenditures.

FINANCING ACTIVITIES - Net cash provided by financing activities for the nine months ended March 31, 2007 and 2006 totaled $300,000 and $295,025, respectively, which consisted of proceeds from its future common stock issuance.

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

The Company's principal future obligations and commitments as of March 31, 2007, include the following:

LEASES

The Company leases its administrative facilities under a non-cancelable operating lease that expires on June 30, 2008. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment by the Company of common area costs.

LITIGATION

During June 2005, the Company's landlord filed a suit against the Company alleging that the Company defaulted under the terms and conditions of the Company's lease agreement when the Company failed to pay for its facility lease valued at $18,221. The parties have settled at $9,308, to be paid in twelve equal monthly installments commencing on December 6, 2005. The Company has paid $9,308, and the entire legal action of all parties was dismissed because all causes of legal action was dismissed on December 19, 2006

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial condition.


RISK FACTORS

An investment in our shares is highly speculative and involves a significant degree of risk. Prospective investors should carefully consider the following risk factors, in addition to the other information set forth herein, or in the material accompanying this report, prior to purchasing any of the Shares.

The following risk factors do not purport to be a complete or exhaustive explanation of the risks involved in our business.

HIGH-RISK COMPANY IN TELECOM SECTOR

The Company is in a volatile industry. In addition, the Company's revenue model is evolving and relies substantially on the assumption that the Company will be able to successfully complete the development and sales of its products and services in the marketplace. The Company's prospects must be considered in the light of the risk, uncertainties, expenses and difficulties frequently encountered by companies in the earliest stages of development and marketing. In order to be successful in the market, the Company must among other things:

     o Complete development and introduction of functional and attractive products and services
     o    Attract and maintain customer royalty;
     o Establish and increase awareness of the Company's brand and develop customer royalty;
     o Provide desirable products and services to customers at attractive prices;
     o Establish and maintain strategic relationships with strategic partners and affiliates;
     o    Rapidly respond to competitive and technological developments;
     o Build operations and customer service infrastructure to support the Company's business; and
     o    Attract, retain, and motivate qualified personnel.

The Company cannot guarantee that it will be able to achieve the above goals, and its failure to achieve them could adversely affect the Company's business, results of operations, and financial condition. Moreover, there can be no assurance that the Company will be able to obtain additional funding once the Company's financial resources are depleted. The Company expects that its revenues and operating results will fluctuate in the future. There is no assurance that any or all of the Company's efforts will produce a successful outcome. If the Company's efforts are unsuccessful or other unexpected events occur, purchasers of the shares could lose their entire investment.

DEPENDENCE ON COLLABORATIVE ARRANGEMENTS

The development and commercialization of the Company's products and services depend in large part upon the Company's ability to selectively enter into and maintain collaborative arrangements with developers, distributors, service providers, network systems providers, core wireless communications technology providers and manufacturers, among others.

RAPID TECHNOLOGICAL CHANGES CREATE UNCERTAINTIES

Since the Company's products and services are new, the Company cannot be certain that these products and services will function as anticipated or be desirable to its intended markets. The Company's current or future products and services may fail to function properly, and if the Company's products and services do not achieve and sustain market acceptance, the Company's business, results of operations and profitability may suffer.

NEED OF ADDITIONAL FINANCING; LIMITED RESOURCES

The Company's financial resources are limited, and the amount of funding that is required to develop and commercialize its products and technologies is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to the Company. Lack of funds may cause the Company to delay, reduce and/or abandon certain or all aspects of its development and commercialization programs. The Company plans to seek additional financing through the issuance of equity or convertible debt securities. The percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of the Company's Common and Preferred Stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of desirable acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a materially adverse effect on the Company's business, results of operations and financial conditions.

PRODUCT-TO-MARKET CHALLENGE IS CRITICAL

The success of the Company depends on its ability to quickly enter the market and establish an early mover advantage. The Company must implement an aggressive sales and marketing campaign to solicit customers and strategic partners. Any delay could seriously affect its ability to establish and exploit effectively its early-to-market-strategy.

CONCENTRATION RISK - SUPPLIER

Cmotech is our only product vendor to design and manufacture our products. If we are not unable to successfully manage our relationship with Cmotech, our products may not be readily available to our customers. Furthermore, if Cmotech was to experience delays, capacity constraints or quality control problems in its designing and manufacturing operations, product shipments to the Company's customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenues.


ITEM 3.  CONTROLS AND PROCEDURES

The Company's management did not carry out an evaluation at the end of the period covered by this Form 10-QSB, but management concluded that, as of March 31, 2007, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

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

     3. INADEQUATE TECHNICAL ACCOUNTING EXPERTISE - We lacked the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP. This material weakness represented more than a remote likelihood that a material misstatement of our interim financial statements for the nine months ended March 31, 2007 would not have been prevented or detected.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period of nine months ended March 31, 2007, the Company received $400,000 in advance from an unaffiliated company for a future issuance of Common Stock. On October 18, 2006, the Company issued 15,000,000 shares of Common Stock, valued at $0.0091 per share, or a total value of $136,364. The issuance of the balance of shares due was suspended until such time as the Company could increase its authorized shares. The Company planned to issue an additional 29,000,000 shares of its common stock, valued at $0.0091 per share, or a total value of $263,636, during the three months ended March 31, 2007. However, the amendment of the Articles of Incorporation to increase the authorized shares was not effective until March 31, 2007, so the Company plans to issue the additional 29,000,000 shares of Common Stock during the three months ended June 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 11, 2006, the Company's Board of Directors approved an increase in the authorized Common Stock, to 1,200,000,000 shares from 900,000,000 shares. In March of 2007, shareholders owning over 50% of the issued and outstanding shares of Common Stock approved, by written consent, an amendment of the Articles of Incorporation to increase the authorized shares. The Amendment to the Articles of Incorporation effecting the increase was filed with the California Secretary of State on March 31, 2007.

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

Dated: May 15, 2007