Form 10KSB
period 2007-06-30
FRANKLIN WIRELESS CORP
filed 2007-09-25
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for its most recent fiscal year was $10,385,090.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days: $11,263,979 as of September 12, 2007.

State the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

    TITLE OF EACH CLASS OF COMMON STOCK OUTSTANDING AT September 12, 2007
    -----------------------------------            -----------------------------
      Common Stock, without par value                      926,040,050

Transitional Small Business Disclosure Format (Check one) Yes [ ]; No [X]

                             FRANKLIN WIRELESS CORP.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007


                                                                        PAGE NO.
                                                                        --------

                                     PART I
                                     ------

Item 1:   Description of Business .........................................   5
Item 2:   Description of Property .........................................  13
Item 3:   Legal Proceedings ...............................................  13
Item 4:   Submission of Matters to a Vote of Security Holders .............  13


                                     PART II
                                     -------

Item 5:   Market for Common Equity and Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities ........  14
Item 6:   Management's Discussion and Analysis of Financial Condition
          and Results of Operation ........................................  15
Item 7:   Financial Statements ............................................  24
Item 8:   Changes in and Disagreements with Accountants on Accounting and    24
          Financial Disclosure ............................................
Item 8A:  Controls and Procedures .........................................  24
Item 8B:  Other Information ...............................................  26


                                    PART III
                                    --------

Item 9:   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ...............  26
Item 10:  Executive Compensation ..........................................  27
Item 11:  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters .................................  28
Item 12:  Certain Relationships and Related Transactions ..................  29
Item 13:  Exhibits ........................................................  29
Item 14:  Principal Accountant Fees and Services ..........................  30

          Signatures ......................................................  31

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

Franklin Wireless Corp. is a California corporation; its principal executive office is located at 9823 Pacific Heights Blvd. Suite J, San Diego, CA 92121.

You should keep in mind the following points as you read this Report on Form 10-KSB:

    o the terms "we", "us", "our", "Franklin", "Franklin Wireless", or the "Company" refer to Franklin Wireless Corp. and its subsidiary; and

    o our fiscal year ends on June 30; references to fiscal 2007 and fiscal 2006 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

         This Annual Report on Form 10-KSB contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation", and elsewhere in this Annual Report on Form 10-KSB. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business." These forward looking statements are made only as of the date of this Annual Report on Form 10-KSB. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

         We design and sell broadband high speed wireless data communication products, such as 3G wireless modules and modems. Our products are used, with broadband high speed data service, to access wireless data communications networks using laptops, handheld and desktop computers and enable our customers to send and receive email with large file attachments, play interactive games, and receive, send, and download high resolution picture, video and music contents.

         Our broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market. Our products are based on widely deployed cellular technologies and operate on the networks of major wireless network operators around the world.

         Our products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. Our customer base extends from the United States, Caribbean and South American countries to African countries, and they consist of major carriers/operators, distributors and end users. Our Universal Serial Bus ("USB") modems are certified by Sprint, Alltel, Cellular South, NTELOS and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, and by TSTT in Trinidad and Tobago.

         In 2005, we designed and marketed Global System for Mobile telecommunications, or GSM, cellular phones to North and South American countries and experienced significant financial difficulties due to increased competition, fast technology changes, limited resources, low brand recognition, and high cost to design cellular phones. In order to overcome these difficulties in our business, we restructured our operations at the end of 2005 by shifting our focus to designing and marketing of wireless broadband modules and modems on Code Division Multiple Access ("CDMA") technology and focusing on North and South American countries, which have large demands for these products. Teaming up with C-Motech Co. Ltd, a designer and original equipment manufacturer ("OEMs") of our wireless broadband modems and modules in South Korea, we successfully launched our first wireless broadband USB modems in the U.S. in early 2006. Our sales of the CDMA based modems to our customers in South American countries have been successful since May 2006, and have been a key factor to our increase in revenues. In 2007, we launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express card modem, to North and South American countries. We anticipate that our sales of these new products through our brand recognition, leveraging sales to our existing customers, and increase in marketing effort, will be keys to our future growth.

         We believe that the demand for wireless broadband data products will continue to grow and expand worldwide. However, to be successful in this market, we will need to continue to keep up with technology changes and continue to invest and launch new products on a timely basis.

OUR STRUCTURE

         Our headquarters office is located in San Diego, California. Our business is comprised of two segments: a San Diego-based business unit, including corporate functions, and a Korea-based business unit that mainly supports the manufacturing of products.

         The San Diego office is principally composed of marketing, sales, operations, finance and administrative support. It is responsible for all customer-related activities, such as marketing communications, product planning, product management and customer support, along with sales and business development activities on a worldwide basis.

         The Korea-based business unit is a wholly owned subsidiary, and this entity has been inactive since August 2003.

OUR PRODUCTS AND SERVICES

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

         We are the first company to introduce USB-type mobile broadband modems to the countries located in North America, the Caribbean, and South America. Our mobile broadband and data products include wireless USB modems, embedded modules, and stand-alone mobile broadband modems used for high-speed data services. Our two state-of-the-art 3G wireless data technologies form the bases for our products and they include:

    o Code Division Multiple Access ("CDMA") technology 1xEVDO - Evolution Data Optimized technology in both revision 0 and revision A releases. Revision 0 modems sport a download speed of up to 2.4 Mbps and the revision A products achieve broadband like speed of 3.1 Mbps.

    o High Speed Downlink Packet Access ("HSDPA") based on Universal Mobile Telecommunications System standard or sometimes referred to as Wideband Code Division Multiple Access ("WCDMA") technology. This technology allows download speed of up to 14.4 Mbps.

         In 2007, we launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express card modem, to North and South American countries. We anticipate that our sales of these new products through our brand recognition and increase in marketing effort, influencing sales to our existing customers as well as entrance into new customer contracts, will continue to be keys to our future growth. Below is a list of our product offerings:

    o The CDU-550 Dual-band 800/1900 MHz EVDO rev 0 USB modem was the industry first USB EVDO card to be launched in the countries in North America, the Caribbean, and South America. The modem has a downlink speed of 2.4 Mbps and an uplink speed of 153 Kbps. More flexible and versatile than the PCMCIA card, the CDU-550 not only works on laptop PCs, it also works on desktop PCs and Macintosh laptops where PCMCIA card slots are not available. The CDU-550 works with Windows OS, Macintosh and Linux.
    o The CDU-650 Dual-band 800/1900 MHz EVDO rev 0 USB modem is the second generation EVDO USB modem with the same performance as the CDU-550, but features a retractable USB connector which rotates 270(degree). This allows the modem body and its antenna to be raised vertically for better wireless connection performance and the USB connector can be folded away when not in use.
    o The CDX-650 Dual-band 800/1900 MHz EVDO rev 0 Express Card modem has the same wireless connection performance as the CDU-650 but features an Express Card 34 form factor.
    o The CDU-680 Dual band 800/1900 MHz rev A USB modem is a state-of-the-art product featuring an upgraded EVDO revision A radio with downlink speed of up to 3.1 Mbps and uplink speed of up to 1.8 Mbps, it is the first product in its kind to incorporate onboard flash memory, a GPS receiver and a retractable USB connector which rotates more than 270(degree). The industry's first onboard flash memory feature allows the Connection Manager software for Windows, Macintosh OS X and driver for Linux to be stored on the device so that CD or CD drive is not required for software installation. The Quick Installation Guide is also stored in the memory and is always within easy reach of the user.

    o The CGU-628 quad band 850/900/1800/1900/2100 MHz HSDPA USB modem features a downlink speed of up to 14.4 Mbps and an uplink speed of up to 384 Kbps. The quad band radio allows the modem to be used worldwide wherever there is HSDPA service and features a retractable USB connector. This product will be available at the end of 2007.

SALES AND MARKETING

         We market our products through two channels: directly to operators, and indirectly through strategic partners. Most of our sales to wireless carriers and OEMs are sold directly by our sales force and our customer base extends from the United States, Caribbean and South American Countries to African countries.

         CDG test certifications are required to launch and market new CDMA wireless data products with carriers in North, Caribbean and South American countries. Certifications are issued as being a qualifier of CDG1 (CDMA Development Group Stage 1), CDG 2 and CDG 3. We are currently selling the 1x

EVDO USB modem with five carriers in the North American countries and about ten CDMA carriers in Caribbean and South American countries. Our USB modems are certified by Sprint, Alltel, Cellular South, NTELOS and ACS in the North American countries, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, and by TSTT in Trinidad and Tobago.

         Our carriers are interested in 1x EVDO single and dual band USB modem product for laptop computers or handheld devices equipped with USB but not equipped with PCMCIA slots. Our CDU-550 and CCU-550 are the first products to access the internet over CDMA 1xEVDO network with a USB modem. These products are designed for the users to browse the internet and send and receive e-mail anywhere and anytime in the CDMA 1xEVDO network. We have introduced a stand-alone modem for application companies, such as wireless security and telemetric companies, as well as the convergence product, EVDO Access Point, which was combined with EVDO and WiFi products. The EVDO access point product is designed for the small office or home using several PCs at the same time.

         Our sales of the CDMA based modems to our customers in Caribbean and South American countries have been successful since May 2006, and have been a key factor to our increase in revenue. For the year ended June 30, 2007, approximately 55.8% of our revenue was derived from Caribbean and South American countries. We also have received sizable purchase orders from a major carrier in the United States for our products, and 41.2% of our revenue was derived from this carrier for the year ended June 30, 2007.

         In 2007, we launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express card modem, to the countries located in North America, the Caribbean and South America. We anticipate that our sales of these new products through our brand recognition and increase in marketing effort will continue to be keys to our future growth.

ASSEMBLY AND MANUFACTURING OPERATIONS

         Our main facility is located in San Diego, California. Assembly of our products has ordinarily been contracted out to overseas electronics manufacturing companies in South Korea. In January 2005, we entered into an agreement with C-Motech Co. Ltd. ("C-Motech"), located in South Korea, for the manufacture of the products. Under the manufacturing and supply agreement, C-Motech provides us with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service.

         In January 2005, we entered into a co-development, co-ownership, and supply agreement (the "Agreement") with C-Motech, located in South Korea. The Agreement provides exclusive rights to market and sale its CDMA wireless data products in North, Central and South American countries. Furthermore, the Agreement includes that we are responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory and C-Motech is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with

Qualcomm's MSM 5100, 5500 and 6500 chipset solutions provided or designed by C-Motech or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. The term of the Agreement is for two years commencing on January 5, 2005 with automatic renewable of additional one year. The Agreement may be terminated by either party by providing a written notice to terminate at least sixty days prior to the end of the term.

EMPLOYEES

         As of June 30, 2007, we had nine full time employees and we also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relationship with the employees to be amicable.

RISKS RELATED TO OUR BUSINESS

         An investment in our shares is highly speculative and involves a significant degree of risk. Prospective investors should carefully consider the following risk factors, in addition to the other information set forth herein or in the material accompanying this report, prior to purchasing any of our shares. The following risk factors do not purport to be a complete explanation of the risks involved in our business.

         WE HAVE HAD HISTORY OF LOSSES. We had experienced significant operating losses and negative cash flows from operating activities during our last two fiscal years. If our sales do not continue to improve and operating expenses are not reduced and monitored, we may incur additional significant net losses and negative cash flows from operations.

         WE OPERATE IN AN INTENSIVELY COMPETITIVE MARKET. The wireless broadband data access market is highly competitive, and we may be unable to compete effectively. Our primary competitors are Sierra Wireless, Novatel Wireless and Option International. Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. To survive and be competitive, we will need to continuously invest in research and development, sales and marketing, and customer support. Increased competition could result in price reduction and smaller customer orders. Our failure to compete effectively could seriously impair our business.

         WE OPERATE IN THE HIGH-RISK TELECOM SECTOR. We are in a volatile industry. In addition, our revenue model is evolving and relies substantially on the assumption that we will be able to successfully complete the development and sales of our products and services in the marketplace. Our prospects must be considered in the light of the risk, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development and marketing. In order to be successful in the market we must, among other things:

    o Complete development and introduction of functional and attractive products and services;
    o    Attract and maintain customer loyalty;

    o Establish and increase awareness of our brand and develop customer loyalty;
    o Provide desirable products and services to customers at attractive prices;
    o Establish and maintain strategic relationships with strategic partners and affiliates;
    o    Rapidly respond to competitive and technological developments;
    o Build operations and customer service infrastructure to support our business; and
    o    Attract, retain, and motivate qualified personnel.

         We cannot guarantee that we will be able to achieve the above goals, and our failure to achieve them could adversely affect our business, results of operations, and financial condition. Moreover, there can be no assurance that we will be able to obtain additional funding once our financial resources are depleted. We expect that revenues and operating results will fluctuate in the future. There is no assurance that any or all of our efforts will produce a successful outcome. If our efforts are unsuccessful or other unexpected events occur, purchasers of our shares could lose their entire investment.

         WE OPERATE IN A FIELD WITH RAPIDLY CHANGING TECHNOLOGY. Since our products and services are new, we cannot be certain that these products and services will function as anticipated or be desirable to our intended markets. Our current or future products and services may fail to function properly, and if our products and services do not achieve and sustain market acceptance, our business, results of operations and profitability may suffer. If we are unable to predict and comply with evolving wireless standards, our ability to introduce and sell new products will be adversely affected. If we fail to develop and introduce products on time, we may lose customers and potential product orders.

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

         WE DEPEND ON COLLABORATIVE ARRANGEMENTS. The development and commercialization of our products and services depend in large part upon our ability to selectively enter into and maintain collaborative arrangements with developers, distributors, service providers, network systems providers, core wireless communications technology providers and manufacturers, among others

         WE RELY ON A SINGLE SOURCE FOR THE MANUFACTURE OF OUR PRODUCTS. We rely on a single source to design, manufacture and supply our products, which exposes us to a number of risks and uncertainties outside our control. Due to our lack of working capital, we rely on C-Motech to manufacture and deliver all our products. Any significant changes in C-Motech, such as a change in ownership, operations or financial status may cause difficulties in our ability to deliver products to customers on a timely basis.

         THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSLY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. During the year ended June 30, 2007, two customers represented approximately 79.8% of our revenue. If either of these customers reduce their business with us or suffer from business failure, our revenues and profitability could decline, perhaps materially.

         OUR PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES. Due to our limited capital resources, we are experiencing long-lead times to ship products to our customers, often in excess of 45 days. This could cause us to lose customers, who may be able to secure faster delivery times from our competitors, and require us to maintain higher levels of working capital.

         OUR PRODUCT-TO-MARKET CHALLENGE IS CRITICAL. Our success depends on our ability to quickly enter the market and establish an early mover advantage. We must implement an aggressive sales and marketing campaign to solicit customers and strategic partners. Any delay could seriously affect our ability to establish and exploit effectively an early-to-market-strategy.

         AS OUR BUSINESS EXPANDS INTERNATIONALLY, WE WILL BE EXPOSED TO ADDITIONAL RISKS RELATING TO INTERNATIONAL OPERATIONS. Our expansion into international operations exposes us to additional risks unique to such international markets, including the following:

    o Increased credit management risks and greater difficulties in collecting accounts receivable;
    o Unexpected changes in regulatory requirements, wireless communications standards, exchange rates, trading policies, tariffs and other barriers;
    o Uncertainties of laws and enforcement relating to the protection of intellectual property;
    o    Language barriers; and
    o    Potential adverse tax consequences.

         Furthermore, if we are unable to further develop distribution channels in countries in North and South America and Africa, we may not be able to grow our international operations and our ability to increase our revenue will be negatively impacted.

         WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. The industry in which we operate has many participants that own, or claim to own, proprietary intellectual property. In the past we have received, and in the future may receive, claims from third parties alleging that we, and possibly our customers, violate their intellectual property rights. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not we have infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than us, and they may be able to, and may choose to, pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

    o We may be liable for potentially substantial damages, liabilities and litigation costs, including attorneys' fees;

    o We may be prohibited from further use of the intellectual property and may be required to cease selling our products that are subject to the claim;
    o We may have to license the third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;
    o We may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that we will be able to develop such a non-infringing alternative;
    o    The diversion of management's attention and resources;
    o    Our relationships with customers may be adversely affected; and
    o We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

         In the event of an unfavorable outcome in such a claim and our inability to either obtain a license from the third party or develop a non-infringing alternative, then our business, operating results and financial condition may be materially adversely affected and we may have to restructure our business.

         Absent a specific claim for infringement of intellectual property, from time to time we have and expect to continue to license technology, intellectual property and software from third parties. There is no assurance that we will be able to maintain our third party licenses or obtain new licenses when required and this inability could materially adversely affect our business and operating results and the quality and functionality of our products. In addition, there is no assurance that third party licenses we execute will be on commercially reasonable terms.

         Under purchase orders and contracts for the sale of our products we may provide indemnification to our customers for potential intellectual property infringement claims for which we may have no corresponding recourse against our third party licensors. This potential liability, if realized, could materially adversely affect our business, operating results and financial condition.

         GOVERNMENT REGULATION COULD RESULT IN INCREASED COSTS AND INABILITY TO SELL OUR PRODUCTS. Our products are subject to certain mandatory regulatory approvals in the United States and other regions in which we operate. In the United States, the Federal Communications Commission regulates many aspects of communications devices. Although we have obtained all the necessary Federal Communications Commission and other required approvals for the products we currently sell, we may not obtain approvals for future products on a timely basis, or at all. In addition, regulatory requirements may change or we may not be able to obtain regulatory approvals from countries other than the United States in which we may desire to sell products in the future.

         WE NEED ADDITIONAL FINANCING DUE TO LIMITED RESOURCES. Our financial resources are limited, and the amount of funding that is required to develop and commercialize our products and technologies is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to us. Lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our development and commercialization programs. We plan to seek additional financing through the issuance of equity or convertible debt securities. The percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our Common and Preferred Stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of desirable acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a materially adverse effect on our business, results of operations and financial conditions.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease approximately 3,800 square feet of office space in, San Diego, California, at a monthly rent of $4,989. The lease expires on June 30, 2008. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs.


ITEM 3.  LEGAL PROCEEDINGS

         In June 2005, our landlord filed a suit against us alleging that we defaulted under the terms and conditions of our lease agreement when we failed to pay for our facility lease valued at $18,221. On December 19, 2006, we settled with our landlord by paying $9,308 and the case was dismissed.

         In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on our consolidated financial condition


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 11, 2006, our Board of Directors approved an increase in the authorized shares of Common Stock, to 1,200,000,000 shares from 900,000,000 shares. In March of 2007, our shareholders approved, by written consent, an amendment of the Articles of Incorporation to increase the authorized shares. The Amendment to the Articles of Incorporation implementing the increase was filed with the California Secretary of State on March 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our Common Stock is traded on the OTC Bulletin Board" under the trading symbol "FKLT.OB". The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported during the years ending June 30, 2007 and 2006. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

                                                      HIGH              LOW
                                                 --------------     -----------
             JUNE 30, 2006
             -------------
                      First Quarter                   0.02              0.01
                      Second Quarter                  0.01              0.00
                      Third Quarter                   0.01              0.00
                      Fourth Quarter                  0.01              0.00
             JUNE 30, 2007
             -------------
                      First Quarter                   0.01              0.01
                      Second Quarter                  0.01              0.01
                      Third Quarter                   0.02              0.01
                      Fourth Quarter                  0.02              0.01

         As of June 30, 2007, we had approximately 838 shareholders of record. Since many of the shares of our Common Stock are held by brokers and other institutions on behalf of shareholders, it is impossible to estimate the total number of beneficial holders represented by these record holders.

DIVIDEND POLICY

         We have never declared or paid any dividends on our Common Stock and do not expect to declare or pay any cash dividends in the foreseeable future.

PENNY STOCK REGULATIONS

         Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

RECENT SALES OF UNREGISTERED SECURITIES

         We received $400,000 in advance from an unaffiliated company for a future Common Stock issuance during the year ended June 30, 2007. On October 18, 2006, we issued 15,000,000 shares of Common Stock for $0.0091 per share, for a total of $136,364. On April 27, 2007, we issued an additional 29,000,000 shares of Common Stock for $0.0091 per share, for a total of $263,636. The proceeds of the transaction were utilized for general working capital purposes. We believe the issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

BUSINESS OVERVIEW

         Franklin Wireless Corp. designs and sells broadband high speed wireless data communication products such as 3G wireless modules and modems. Our products are used, with broadband high speed data service, to access wireless data communications networks using laptops, handheld and desktop computers and enable our customers to send and receive email with large file attachments, play interactive games, and receive, send, and download high resolution picture, video and music contents.

         The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market. Our products are based on widely deployed cellular technologies and operate on the networks of major wireless network operators around the world.

         Our products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. Our customer base extends from the United States, Caribbean and South American countries to African countries, and consists of major carriers / operators, distributors and end users. Our USB modems are certified by Sprint, Alltel, Cellular South, NTELOS and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, and by TSTT in Trinidad and Tobago.

         In 2005, we designed and marketed Global System for Mobile telecommunications, or GSM, cellular phones to North and South American countries and experienced significant financial difficulties due to increased competition, fast technology changes, limited resources, low brand recognitions, and high cost to design cellular phones. In order to overcome these difficulties in our business, we restructured our operations at the end of 2005 by shifting our focus on designing and marketing of wireless broadband modules and modems on Code Division Multiple Access ("CDMA") technology and focusing on highly demanded market of these products, North and South American countries. Teaming up with C-Motech Co. Ltd, a designer and original equipment manufacturer ("OEMs") of our wireless broadband modems and modules in South Korea, we successfully launched our first wireless broadband USB modems in the U.S. in early 2006. Our sales of the CDMA based modems to our customers in South

American countries have been successful since May 2006, and have been a key factor to our increase in revenue. In 2007, we launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express card modem, to North and South American countries. We anticipate that our sales of these new products through our brand recognition, leveraging sales to our existing customers, and increase in marketing effort, will be keys to our future growth.

         We believe that the demand for wireless broadband data products will continue to grow and expand worldwide. However, to be successful in this market, we will need to continue to keep up with technology changes and continue to invest and launch new products on a timely basis.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 2 to the consolidated financial statements (included in this Annual Report on Form 10-KSB) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we evaluate those estimates including, but not limited to, those related to our allowance for doubtful accounts, and intangible assets. We base those estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

REVENUE RECOGNITION

         We recognize revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the product to the customers. We do not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is covered by our vendor.

Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgments and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserve balances required.

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flow, we consider all highly liquid investments purchased with original maturities of six months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives as follows:

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

INTANGIBLE ASSETS - LICENSES AND CERTIFICATIONS

         Licenses are stated at cost and are amortized using the straight-line method over the license periods of five years or life of the license. Certifications are state at cost and are amortized using the straight-line method over the certification periods of three years or life of the certifications

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", we review for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

         During the year ended June 30, 2007, we wrote off two intangible assets (GSM/SPRS license and GSM text license) in the amount of $225,000, resulting in a total loss of $19,167, as these intangible assets were deemed impaired due to their inability to continue to generate income from operations and positive cash flow in future periods. We also wrote off fixed assets (computers and office equipment) in the amount of $11,348, with a total loss of $767 on disposal of these assets.

WARRANTIES

         We do not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is covered by our vendor. These products are shipped directly from our vendor to our customers. As a result, we do not accrue any warranty expenses.

RESEARCH AND DEVELOPMENT COSTS

         We expense research and development costs, primarily made up of developmental activities relating to our products, to operations.

ADVERTISING AND MARKETING COSTS

         We expense the costs of advertising and marketing as incurred. We incurred $63,112 and $3,421 of advertising and marketing expenses for the years ended June 30, 2007 and 2006, respectively.

INCOME TAXES

         No provision for income taxes for the years ended June 30, 2007 and 2006 is required, except for alternative minimum taxes and minimum state taxes, since we reported a full valuation allowance during such years.

         We account for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is more likely than not that we will not be able to realize all or a portion of our deferred tax assets.

         The significant component of the deferred tax asset (liability) at June 30, 2007 and 2006 was federal net operating loss carry-forwards in the amount of approximately $2,881,000 and $3,466,000, respectively, based on a federal tax rate of 34%. We had available approximately of $8,474,000 unused federal net operating loss carry-forwards at June 30, 2007, that may be applied against future taxable income. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2007 and 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect our deferred tax asset or liability.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

         There are no other accounting standards that are expected to have a material impact on our consolidated financial statements.

RESULT OF OPERATIONS

         The following table sets forth, for the years ended June 30, 2007, 2006 and 2005 (fiscal 2007, fiscal 2006, and fiscal 2005), selected consolidated statements of operations data expressed as a percentage of sales:

                                                                2007                     2006                     2005
                                                          -----------------        -----------------        -----------------

Net Sales                                                           100.0%                   100.0%                   100.0%
Cost of goods sold                                                   74.0%                    67.6%                    68.7%
                                                          -----------------        -----------------        -----------------
Gross profit                                                         26.0%                    32.4%                    31.3%
                                                          -----------------        -----------------        -----------------

Operating expenses:
     Selling, general and administrative expenses                    13.3%                    58.0%                   237.7%
     Research and development                                         0.0%                     3.6%                     8.0%
                                                          -----------------        -----------------        -----------------
Total operating expenses                                             13.3%                    61.6%                   245.7%
                                                          -----------------        -----------------        -----------------

Income (loss) from operations                                        12.7%                  (29.2%)                 (214.4%)

Other income (expense), net                                           0.2%                     1.6%                   (1.5%)
                                                          -----------------        -----------------        -----------------

Net income (loss) before income taxes                                12.9%                  (27.6%)                 (215.9%)

Provision for income taxes                                          (0.4%)                   (0.1%)                   (0.3%)
                                                          -----------------        -----------------        -----------------

Net income (loss)                                                    12.5%                  (27.7%)                 (216.2%)
                                                          =================        =================        =================


RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2007 COMPARED TO YEAR ENDED JUNE 30, 2006

NET SALES - Net sales increased by $9,382,137, or 935.5%, to $10,385,090 during the year ended June 30, 2007 from $1,002,953 during the corresponding period of 2006. The primary increase was due to sales of our CDMA USB modem products to a new carrier customer in North America, in the amount of $4,279,050 during the 2007 fiscal year, as well as a strong increase in demand for our CDMA EV-DO data products in South American countries. Our sales of CDMA EV-DO data products in South American countries were $5,789,674 during the 2007 fiscal year, compared to $753,130 during the 2006 fiscal year, an increase of $5,036,544, or 668.8%.

GROSS PROFIT - Gross profit margin increased by $2,370,562, or 729.9%, to $2,695,360 during the year ended June 30, 2007 from $324,798 during the corresponding period of 2006. Gross profit in terms of net sales percentage as the percentage of gross profit was 26.0% during the year ended June 30, 2007, compared to 32.4% during the corresponding period of 2006. The gross profit decrease in terms of net sales percentage was due to one-time commission revenue recognized as a non-refundable brokerage fee in the amount of $57,280 and sales of products which were provided by our vendors at no cost as part of initial seed stock incentive in the amount of $48,860 during the 2006 fiscal year.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $800,507, or 137.6%, to $1,382,426 during the year ended June 30, 2007 from $581,919 during the corresponding period of 2006. The increase was primarily a result of an increase in sales and marketing efforts, which included hiring new personnel to expand our marketing and customer support functions, which increased salary and related expenses. During the 2007 fiscal year, we had an increase in sales commission expense of $239,410, an increase in marketing expense of $54,850, an increase in travel expense of $71,425, and an increase in payroll expense of $291,475, compared to the 2006 fiscal year.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $36,300, or 100.0%, to nil during the year ended June 30, 2007 from $36,300 during the corresponding period of 2006. We incurred research and development expense for design GSM products during the 2006 fiscal year. During the 2007 fiscal year, we did not incur research and development expense, as we have contracted out our research and development to C-Motech Co. Ltd, a designer and original equipment manufacturer ("OEMs") of our wireless broadband modems and modules in South Korea.

OTHER INCOME (EXPENSE), NET - The net of other income (expense) increased by $5,723 or 34.41%, to income of $22,354 during the year ended June 30, 2007 from income of $16,631 during the corresponding period of 2006. The increase was due to increase in interest income of $38,515, offset by a loss of $19,934 from write-off of fixed assets and intangible assets during the 2007 fiscal year.


YEAR ENDED JUNE 30, 2006 COMPARED TO YEAR ENDED JUNE 30, 2005

NET SALES - Net sales increased by $700,884, or 232.0%, to $1,002,953 during the year ended June 30, 2006, from $302,069 during the corresponding period of 2005. The primary increase in sales was an increase in sales on the CDMA module and modem products in South American countries. Net sales to customers in South American countries totaled $731,265, representing 72% of net sales.

GROSS PROFIT - Gross profit increased in terms of net sales percentage, as the percentage of gross profit was 32.4% during the year ended June 30, 2006, compared to 31.3% during the corresponding period of 2005. The gross profit percentage increase can be attributed to an increase in sales of the CDMA module and modem products, which have higher gross profit margin compared to other products.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses decreased by $136,240, or 19.0%, to $581,919 for the year ended June 30, 2006, from $718,159 during the year ended June 30, 2005. The decrease can be attributed to decreased engineering expense and professional service charges.

RESEARCH AND DEVELOPMENT - Research and development expenses increased by $12,100, or 50.0%, to $36,300 during the year ended June 30, 2006, from $24,200 during the corresponding period of 2005. The increase can be attributed to the design of CDMA modules and modems.

OTHER INCOME (EXPENSE), NET - The net of other income (expense) increased by $21,145 or 468.4%, to net income of $16,631 during the year ended June 30, 2006, from net expense of $4,514 during the corresponding period of 2005. This primarily can be attributed to a settlement of an account payable with a customer in an amount less than what was accrued during the 2006 fiscal year. There were no losses on impairment of fixed assets and intangible assets during the 2005 and 2006 fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations, and issuance of equity securities.

OPERATING ACTIVITIES - Net cash provided by operating activities for fiscal 2007 was $1,746,391, and net cash used in operating activities for fiscal 2006 and fiscal 2005 was $205,239 and $413,516 respectively. The increase in cash provided by operating activities for fiscal 2007 compared to fiscal 2006 primarily reflects higher net income and increase in advance cash collections from customers for the year versus the prior year. The decrease in cash used in operating activities for fiscal 2006 compared to fiscal 2005 primarily reflects a lower net loss.

INVESTING ACTIVITIES - Net cash used in investing activities for fiscal 2007, fiscal 2006, and fiscal 2005 was $137,185, $60,916, and $4,000, respectively, consisting of capital expenditures. The increase in capital expenditure in fiscal 2007 compared to fiscal 2006 was due to purchase of certifications required to sell CDMA data products in North and South American countries.

FINANCING ACTIVITIES - Net cash provided by financing activities in fiscal 2007 was $300,000, consisting of proceeds of $400,000 from the issuance of Common Stock, offset by repayment of a loan in the amount of $100,000. Net cash provided by financing activities in fiscal 2006 was $795,000, consisting of proceeds of $905,000 from the issuance of Common Stock, offset by repayment of borrowings to shareholders and a line of credit in the amount of $110,000. Net cash provided by financing activities in fiscal 2005 was $248,010, consisting of proceeds of $218,010 from the issuance of Common Stock and additional borrowings from shareholders of $30,000.

FUTURE CAPITAL REQUIREMENTS

         We had cash on hand of $2,477,593 at June 30, 2007. We expect working capital expenditures for fiscal 2008, excluding non-cash acquisitions, to range between $10,000,000 and $15,000,000 primarily to fund purchases of inventories, payment of debt, and purchases of fixed assets for corporate office.

         We believe we will be able to fund our future cash requirements for operations from cash on hand, operating cash flows and issuance of equity securities. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See Item 1, "Risk Related to Our Business" included in this report.

         If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. We might not be able to affect these alternative strategies on satisfactory terms, if at all.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Our principal future obligations and commitments as of June 30, 2008, include the following:

                           LEASE                         JUNE 30, 2008

              Administrative office facility                    62,137
              Corporate housing facility                        12,753
                                                        ---------------
              TOTAL                                     $       74,890
                                                        ===============

       LEASES

       We lease our administrative facilities under a non-cancelable operating lease that expires on June 30, 2008. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $59,420 and $24,679 for the years ended June 30, 2007 and 2006, respectively.

       We lease a corporate housing facility for our vendors under a non-cancelable operating lease that expires on March 31, 2008. Rent expense related to the operating lease was $2,770 and $0 for the years ended June 30, 2007 and 2006, respectively.

       We lease one automobile under an operating lease that expires on July 22, 2009. The related lease expense was $6,795 and $6,564 for the years ended June 30, 2007 and 2006, respectively.

       LITIGATION

       In June 2005, our landlord filed a suit against us alleging that we defaulted under the terms and conditions of our lease agreement when we failed to pay for our facility lease valued at $18,221. On December 19, 2006, we settled with our landlord by paying $9,308 and the case was dismissed.

       In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on our consolidated financial condition

       CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

       In January 2005, we entered into a co-development, co-ownership, and supply agreement (the "Agreement") with C-Motech Co. Ltd., located in South Korea. The Agreement provides exclusive rights to market and sale our CDMA wireless data products in North, Central and South American countries. Furthermore, the Agreement includes that we are responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory and C-Motech Co. Ltd is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500 and 6500 chipset solutions provided or designed by C-Motech Co. Ltd or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. The term of the Agreement is for two years commencing on January 5, 2005 with automatic renewable of additional one year. The Agreement may be terminated by either party by providing a written notice to terminate at least sixty days prior to the end of the term.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and the supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

         We did not carry out a full evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this Form 10-KSB pursuant to Rule 13a-15 of the Exchange Act. However, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") concluded that our disclosure controls and procedures related to internal control over financial reporting and the recording of certain equity transactions were effective as described below:

    1.   ADEQUATE FINANCIAL STATEMENT PREPARATION AND REVIEW PROCEDURES
         - We did have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including sufficient
         a. Review and supervision within the accounting and finance departments;
         b. Underlying accurate data to ensure that balances are properly summarized and posted to the general ledger; and
         c.       Technical accounting resources.

    2. ADEQUATE SEGREGATION OF DUTIES - We did have adequate procedures and controls in place to ensure proper segregation of duties within the accounting department.

    3. ADEQUATE TECHNICAL ACCOUNTING EXPERTISE - We have the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no controls can provide absolute assurance that all control issues and instances of fraud, if any, within we have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

         The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO AND CFO CERTIFICATIONS

         Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications).

ITEM 8B. OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, titles and present and past positions of our executive officers.

                       NAME                AGE                                 POSITION
          ------------------------      ----------      -------------------------------------------------------
          OC Kim                            44          President, Director, and Acting Chief Financial Officer
          Gary Nelson                       66          Chairman of Board and Director
          David Kim                         54          Director
          Jae mMan Lee                        47          Director

         OC Kim has been a director since September 2003 and is currently serving as our President and Acting Chief Financial Officer. Prior to joining us, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the US Sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. He began his career at Lucky Goldstar (LG) Electronics. He has more than 18 years of experience in sales, marketing and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea.

         Gary Nelson has been a director since April 2001. He is also the co-founder and current President of Churchill Mortgage Corporation, an income property mortgage banking firm based in Los Angeles, California, which is the loan correspondent for the general and real estate separate accounts of major life insurance companies and their pension fund sources. The Churchill portfolio consists of approximately $4.5 billion in loans. In addition, Mr. Nelson is the Chairman of the Board of Directors for Churchill Mortgage of Arizona, Inc., and Churchill Real Estate, Inc. Prior experiences include computer marketing to the aerospace industry with Control Data Corporation and design engineering on the Apollo Project with North American Aviation. He holds a B.S. in Mechanical Engineering from Kansas State University and an MBA from the University of Southern California.

         David Kim has been a director since September 2003. He currently serves as Chairman of Westech Korea, a Korean firm.

         Jae Mman Lee has been a director since September 2006. He currently serves as Chief Executive Officer of C-Motech Co. Ltd, a Korea-based CDMA EV-DO data products manufacturing firm.

         The Board of Directors has no committees, and has not adopted a Code of Ethics. Directors do not receive compensation for serving on the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2007 were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets all compensation paid or accrued by us during the years ended June 30, 2006,and 2007 to our Chief Executive Officer, President and Chief Technology Officer, and Chief Operating Officer. (The "Named Executive Officers")

                      ANNUAL COMPENSATION
                                                                                                NO. OF
                                                                                              SECURITIES
          NAME AND                                                          ALL OTHER         UNDERLYING
     PRINCIPAL POSITION         YEAR          SALARY          BONUS        COMPENSATION     OPTIONS GRANTED
---------------------------   --------   ----------------   -----------   --------------   -----------------
OC Kim,                         2005        $100,000(1)       None              None              None
President                       2006        $100,000(2)       None              None              None
                                2007        $110,000          $20,500           None              None
Nick Lim,                       2007        $50,000(3)        $18,500           None              None
Senior Vice Present

(1) $50,500 of this amount was deferred in 2005
(2) $13,750 of this amount was deferred in 2006
(3) Nick Lim has been a Senior Vice President of Business Development and Technology, with us since January 2007.

We had no outstanding employee stock options as of June 30, 2007 and 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2007 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.


                                         SHARES BENEFICIALLY OWNED
        --------------------------------------------------------------------------------------------
                   NAME AND ADDRESS                         NUMBER                      PERCENT
        -------------------------------------         -------------------          -----------------

        OC Kim                                            104,943,534                    11.33%
        9823 Pacific Heights Blvd. Suite J,
        San Diego, CA 92121

        Gary Nelson                                        23,917,500                    2.58%
        9823 Pacific Heights Blvd. Suite J,
        San Diego, CA 92121

        Nick Kim                                           35,174,300                    3.80%
        9823 Pacific Heights Blvd. Suite J,
        San Diego, CA 92121

        iPacific Partners                                  54,968,889                    5.94%
        9823 Pacific Heights Blvd. Suite J,
        San Diego, CA 92121

        David Kim                                        88,805,746 (1)                  9.59%
        9823 Pacific Heights Blvd. Suite J,
        San Diego, CA 92121

        Jae Mman Lee                                      110,000,000 (2)                  11.88%
        9823 Pacific Heights Blvd. Suite J,
        San Diego, CA 92121

        All directors and executive officers of           362,841,080                    39.18%
        the Company as a group (5 persons)

(1) Consists of shares owned by Westech Korea, of which David Kim is an officer.
(2) Consists of shares owned by C-Motech Co. Ltd., of which Jae mMan Lee is an officer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We purchased CDMA wireless data products in the amount of $7,565,040, or 99.9% of total purchases, from C-Motech Co. Ltd., during the year ended June 30, 2007 and had related accounts payable of $3,875 as of June 30, 2007.

         C-Motech owns 110,000,000 shares of our Common Stock, and Jae Mman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since. September 2006.


ITEM 13. EXHIBITS

No.      Description
---      -----------

2.1 Amended and Restated Agreement and Plan of Merger, dated July 31, 2003, between Accetio, Inc. and Franklin Telecommunications Corp. (1)

3.1      Restated Articles of Incorporation of Franklin Wireless Corp. (2)

3.2      Bylaws of Franklin Wireless Corp. (3)

10.1 Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd. (2)

10.2 Lease, dated March 16, 2005, between the Company and MP Sorrento Mesa, LLC (2)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
(1) Incorporated by reference from Report on Form 8-K, filed on September 26,
    2003
(2) Incorporated by reference from Annual Report on Form 10-KSB for the year ended September 30, 2006, filed on May 23, 2006
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-3, filed on July 28, 2000

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees paid or accrued for the audit and other services provided by Choi, Kim & Park, LLP for fiscal 2007 and 2006.

                                             FY 2007               FY 2006
                                        ----------------      ----------------
       Audit Fees                           $ 38,000              $ 25,000
       Audit-Related Fees                       -                     -
       Tax Fees                                 -                     -
       All Other Fees                           -                     -
                                        ----------------      ----------------
       Total Fees                           $ 38,000              $ 25,000
                                        ================      ================

         The fees set forth on the foregoing table were paid during fiscal 2007, but relate to the audits of the fiscal years set forth. Audit services of Choi, Kim & Park, LLP for fiscal 2007 and 2006 consisted of the examination of our consolidated financial statements. All of the services described above were approved in advance by the Board of Directors.

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

Dated: September 19, 2007

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

                Signature                          Title                               Date
                ---------                          -----                               ----

(1) Principal Executive, Financial and Accounting Officer

           /s/ OC KIM               President, Acting Chief Financial Officer
           --------------------     and a Director                               September 19, 2007
               OC Kim

(3) Directors

           /s/ GARY NELSON          Chairman of the Board of Directors           September 19, 2007
           --------------------
               Gary Nelson

           /s/ DAVID KIM            Director                                     September 19, 2007
           --------------------
               David Kim

           /s/ JAE MAN LEE          Director                                     September 19, 2007
           --------------------
               Jae Man Lee

                                      FRANKLIN WIRELESS CORP.

                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE NO.
                                                                                          --------

Index to Consolidated Financial Statements ...............................................   F-1

Report of Independent Registered Public Accounting Firm ..................................   F-2

Consolidated Balance Sheets at June 30, 2007 and June 30, 2006 ...........................   F-3

Consolidated Statements of Operations for the years ended June 30, 2007, 2006, and 2005      F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
June 30, 2007, 2006, and 2005.............................................................   F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006, and 2005      F-6

Notes to Consolidated Financial Statements ...............................................   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Franklin Wireless Corp.
San Diego, California

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. and subsidiary as of June 30, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. and subsidiary as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

Choi, Kim & Park, LLP
Los Angeles, California
September 19, 2007

                                             FRANKLIN WIRELESS CORP.
                                           CONSOLIDATED BALANCE SHEETS

                                                                                     FISCAL YEARS ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                        2007             2006
                                                                                    -----------      -----------

ASSETS
     Current Assets:
         Cash and cash equivalents                                                  $ 2,477,593      $   568,387
         Accounts receivable                                                             44,915            1,750
         Inventories                                                                     10,830               --
         Prepaid expenses                                                                 6,649               --
                                                                                    -----------      -----------
         Total current assets                                                         2,539,987          570,137
     Property and equipment, net                                                         26,218           12,715
     Intangible assets, net                                                             130,264          104,195
     Other assets                                                                         5,161            4,452
                                                                                    -----------      -----------
     TOTAL ASSETS                                                                   $ 2,701,630      $   691,499
                                                                                    ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current Liabilities:
         Accounts payable                                                           $    68,064      $       586
         Advanced payment from customers                                                354,500               --
         Accrued liabilities                                                            179,025          190,969
         Note payable to a stockholder                                                  434,000          540,000
                                                                                    -----------      -----------
         Total current liabilities                                                    1,035,589          731,555


     Stockholders' Equity (Deficit):
     Common Stock, no par value, authorized 1,200,000,000 shares and Preferred
     Stock, no par value, authorized 10,000,000 shares; Common Stock issued and outstanding - 926,040,050 and 882,040,050 for 2007 and 2006, respectively,
     and no Preferred Stock issued for 2007 and 2006                                         --               --
     Additional paid-in capital                                                       5,029,393        4,629,393
     Stock subscription receivable                                                      (11,395)         (17,395)
     Accumulated deficit                                                             (3,351,957)      (4,652,054)
                                                                                    -----------      -----------
     Total stockholders' equity (deficit)                                             1,666,041          (40,056)
                                                                                    -----------      -----------

     Total liabilities and stockholders' equity (deficit)                           $ 2,701,630      $   691,499
                                                                                    ===========      ===========

See accompanying notes to consolidated financial statements.





                                           FRANKLIN WIRELESS CORP.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         ---------------------------------------------------
                                                                    FISCAL YEARS ENDED JUNE 30,
                                                         ---------------------------------------------------
                                                              2007              2006               2005
                                                         -------------      -------------      -------------

Net sales                                                $  10,385,090      $   1,002,953      $     302,069
Cost of goods sold                                           7,689,730            678,155            207,638
                                                         -------------      -------------      -------------
Gross profit                                                 2,695,360            324,798             94,431
                                                         -------------      -------------      -------------

Operating expenses:
     Research and development                                       --             36,300             24,200
     Selling, general, and administrative                    1,382,426            581,919            718,159
                                                         -------------      -------------      -------------
Total operating expenses                                     1,382,426            618,219            742,359
                                                         -------------      -------------      -------------

Income (Loss) from operations                                1,312,934           (293,421)          (647,928)

Other income (expense):
     Interest expense                                               --               (559)                --
     Interest income                                            38,515              2,359                571
     Loss on disposal of property and equipment                   (767)                --                 --
     Loss on write-off of intangible assets                    (19,167)                --                 --
     Other income (expenses), net                                3,772             14,831             (5,085)
                                                         -------------      -------------      -------------
Total other income (expense), net                               22,353             16,631             (4,514)
                                                         -------------      -------------      -------------

Net income (loss) before income taxes                        1,335,287           (276,790)          (652,442)

Provision for income taxes                                      35,190                800                800
                                                         -------------      -------------      -------------

Net income (loss)                                        $   1,300,097      $    (277,590)     $    (653,242)
                                                         =============      =============      =============


Basic earnings (loss) per share                          $      0.00        $     (0.00)       $     (0.00)
Diluted earnings (loss) per share                        $      0.00        $     (0.00)       $     (0.00)

Weighted average common shares outstanding - basic         897,724,982        817,976,717        778,040,050
Weighted average common shares outstanding - diluted       897,724,982        817,976,717        778,040,050

See accompanying notes to consolidated financial statements.





                                                       FRANKLIN WIRELESS CORP.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                              COMMON STOCKS
                                       --------------------------                                                          TOTAL
                                                                       ADDITIONAL                                      STOCKHOLDERS'
                                                                        PAID-IN       ACCUMULATED        STOCK SUB        EQUITY
                                        SHARES          AMOUNT          CAPITAL         DEFICIT         -SCRIPTION       (DEFICIT)
                                      -----------     -----------     -----------     -----------      -----------      -----------

Balance - June 30, 2004               773,040,050     $        --     $ 3,566,383     $(3,721,222)     $   (17,395)     $  (172,234)
Issuance of common stock               20,000,000              --         218,010              --               --          218,010
Net loss                                       --              --              --        (653,242)              --         (653,242)
                                      -----------     -----------     -----------     -----------      -----------      -----------
Balance - June 30, 2005               793,040,050              --       3,784,393      (4,374,464)         (17,395)        (607,466)
Issuance of common stock,
  net of common stock                  89,000,000              --         845,000              --               --          845,000
repurchase
Net loss                                       --              --              --        (277,590)              --         (277,590)
                                      -----------     -----------     -----------     -----------      -----------      -----------
Balance - June 30, 2006               882,040,050     $        --     $ 4,629,393     $(4,652,054)     $   (17,395)     $   (40,056)
Issuance of common stock               44,000,000              --         400,000              --               --          400,000
Payment of Stock subscription
  receivables                                  --              --              --              --            6,000            6,000
Net income                                     --              --              --       1,300,097               --        1,300,097
                                      -----------     -----------     -----------     -----------      -----------      -----------
Balance - June 30, 2007               926,040,050     $        --     $ 5,029,393     $(3,351,957)     $   (11,395)     $ 1,666,041
                                      ===========     ===========     ===========     ===========      ===========      ===========

See accompanying notes to consolidated financial statements.





                                           FRANKLIN WIRELESS CORP.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                ---------------------------------------------
                                                                          FISCAL YEARS ENDED JUNE 30,
                                                                ---------------------------------------------
                                                                    2007             2006             2005
                                                                -----------      -----------      -----------

CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net income (loss)                                          $ 1,300,097      $  (277,590)     $  (653,242)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Loss on disposal of property and equipment                     767               --               --
         Loss on impairment of intangible assets                     19,167               --               --
         Depreciation                                                 7,135            7,622            6,199
         Amortization of intangible assets                           70,544           49,222           45,000
         Increase (decrease) in cash due to change in:
             Accounts receivable                                    (43,165)          (1,750)         100,000
             Inventory                                              (10,830)              --               --
             Prepaid expense                                         (6,649)              --               --
             Other assets                                              (709)          (2,346)           3,211
             Accounts payable                                        67,478          (17,340)         (28,709)
             Accrued liabilities                                    (11,944)          40,821          110,147
             Advanced payment from customers                        354,500               --               --
            Other liabilities                                            --           (3,878)           3,878
                                                                -----------      -----------      -----------
Net cash provided by (used in) operating activities               1,746,391         (205,239)        (413,516)
                                                                -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (21,405)          (5,416)          (4,000)
     Purchases of intangible assets                                (115,780)         (55,500)              --
                                                                -----------      -----------      -----------
Net cash used in investing activities                              (137,185)         (60,916)          (4,000)
                                                                -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (Payments) from (to) stockholders                        --          (10,000)          30,000
     Cash payment for common stock repurchase                            --         (100,000)              --
     Payment of note payable                                       (100,000)              --               --
     Proceeds from issuance of common stock                         400,000          905,000          218,010
                                                                -----------      -----------      -----------
Net cash provided by financing activities                           300,000          795,000          248,010
                                                                -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents              1,909,206          528,845         (169,506)
Cash and cash equivalents, beginning of year                        568,387           39,542          209,048
                                                                -----------      -----------      -----------
Cash and cash equivalents, end of year                          $ 2,477,593      $   568,387      $    39,542
                                                                ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
         Interest                                               $        --      $       559      $        --
         Income taxes                                           $       800      $       800      $       800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
     Common stock conversion from note payable                  $        --      $   (40,000)     $        --

See accompanying notes to consolidated financial statements.

                                                     F-6

                             FRANKLIN WIRELESS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS

         Franklin Wireless Corp. ("We") designs and sells broadband high speed wireless data communication products such as 3G wireless modules and modems. We focus on wireless broadband USB modems, which provide a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, tablet PC or desktop USB port without a PC card slot. Our wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA"), which is a wireless radio broadband data standard adopted by many CDMA mobile service providers, and enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution picture, video, and music contents.

         The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market. Our products are based on widely deployed cellular technologies and operate on the networks of major wireless network operators around the world.

         Our products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. Our customer base extends from the United States, Caribbean, and South American Countries to African countries and they consist of major carriers / operators, distributors and end users. Our USB modems are certified by Sprint, Alltel, Cellular South, NTELOS, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela and by TSTT in Trinidad and Tobago.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Franklin and our wholly owned subsidiary, ARG. All inter-company balances and transactions have been eliminated since the 2004 fiscal year. Our subsidiary, ARG, has not been in operation since August 2003.

SEGMENT REPORTING

         We have two reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. Our subsidiary located in South Korea, ARG, was not active during the 2007 and 2006 fiscal years. Furthermore, all of our subsidiary's assets were written off during the 2004 fiscal year as the operation was shut-down during the period. As a result, our consolidated financial statements only include $550,000 of debt from ARG financial statements. All of our investments in subsidiary and inter-company balances have been eliminated.

ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include useful lives of intangible and long-lived assets

REVENUE RECOGNITION

         We recognize revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the product to the customers. We do not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is covered by our vendor. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgments and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserve balances required.

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flow, we consider all highly liquid investments purchased with original maturities of six months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives as follows:

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

INTANGIBLE ASSETS - LICENSES AND CERTIFICATIONS

         Licenses are stated at cost and are amortized using the straight-line method over the license periods of five years or life of the license. Certifications are state at cost and are amortized using the straight-line method over the certification periods of three years or life of the certifications

IMPAIRMENT OF LONG-LIVED ASSETS


         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", we review for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

         During the year ended June 30, 2007, we wrote off two intangible assets (GSM/SPRS license and GSM text license) in the amount of $225,000, resulting in a total loss of $19,167, as these intangible assets were deemed impaired due to their inability to continue to generate income from operations and positive cash flow in future periods. We also wrote off fixed assets (computers and office equipment) in the amount of $11,348, with a total loss of $767 on disposal of these assets.

WARRANTIES

         We do not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is covered by our vendor. These products are shipped directly from our vendor to our customers. As a result, we do not accrue any warranty expenses.

RESEARCH AND DEVELOPMENT COSTS

         We expense research and development costs, primarily made up of developmental activities relating to our products, to operations.

ADVERTISING AND MARKETING COSTS

         We expense the costs of advertising and marketing as incurred. We incurred $63,112 and $3,421 of advertising and marketing expenses during the years ended June 30, 2007 and 2006, respectively.


INCOME TAXES

         No provision for income taxes for the years ended June 30, 2007 and 2006 is required, except for alternative minimum taxes and minimum state taxes, since we reported a full valuation allowance during such years.

         We account for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is more likely than not that we will not be able to realize all or a portion of our deferred tax assets.

         The significant component of the deferred tax asset (liability) at June 30, 2007 and 2006 was federal net operating loss carry-forwards in the amount of approximately $2,881,000 and $3,466,000, respectively, based on a federal tax rate of 34%. We had approximately $8,474,000 unused federal net operating loss carry-forwards at June 30, 2007, that may be applied against future taxable income. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2007 and 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect our deferred tax asset or liability.

EARNINGS PER SHARE

         We report earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earning per share is computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share include the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.

CONCENTRATIONS OF CREDIT RISK

         We extend credit to our customers and perform ongoing credit evaluations of such customers. We evaluate our accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

         Substantially all of our revenues are derived from sales of wireless data products. Any significant decline in market acceptance of our products or in the financial condition of our existing customers could impair our ability to operate effectively.

         A significant portion of our revenue is derived from a small number of customers. Two customers accounted for 41.2% and 38.6% of revenues during the year ended June 30, 2007, and had related account receivables in the amount of $12,025 and $1,800, or 26.8% and 4.0% of total account receivables at June 30, 2007, respectively. Four customers accounted for 36.6%, 11.3%, 23.6% and 10.5% of revenues during the year ended June 30, 2006.

         We purchase our wireless products from one design and manufacturing company located in South Korea. If this company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. We purchased approximately $7,565,040 and $678,155 during the year ended June 30, 2007 and 2006 respectively and had related accounts payable of $3,875 and $560 at June 30, 2007 and 2006, respectively. However, there were no significant delays, capacity constraints, or quality control problems that negatively impacted the Company's revenue during those fiscal years.

         We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account. However, we do not anticipate any loss on excess deposits.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognizing, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

         In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

         There are no other accounting standards that are expected to have a material impact on our consolidated financial statements.


NOTE 3 - ACCOUNTS RECEIVABLE

         Accounts receivable at June 30, 2007 and 2006 consisted of receivables from customers in the amounts of $44,915 and $1,750, respectively.


NOTE 4 - PREPAID EXPENSES

         Prepaid expenses at June 30 consisted of the following:

                                                  2007                2006
                                             --------------     ---------------
              Prepaid expenses               $        6,649     $             -
                                             --------------     ---------------
              TOTAL                          $        6,649     $             -
                                             ==============     ===============


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30 consisted of the following:

                                                     2007             2006
                                                --------------   ---------------
              Computers and software            $      38,084    $       30,640
              Furniture and fixtures                   11,325             8,713
                                                --------------   ---------------
                                                       49,409            39,353
              Less accumulated depreciation           (23,191)          (26,638)
                                                --------------   ---------------
              TOTAL                             $      26,218    $       12,715
                                                ==============   ===============

NOTE 6 - INTANGIBLE ASSETS

         We purchased licenses to design and market GSM phones and CDG test certifications to launch and market new CDMA wireless data communication products. Below are the details for the certifications and licenses.

                                                    2007               2006
                                               --------------    ---------------
              GSM software license             $           -     $      200,000
              GSM text input methods license               -             25,000
              Certifications                         171,280             55,500
                                               --------------    ---------------
                                                     171,280            280,500
              Less accumulated amortization          (41,016)          (176,305)
                                               --------------    ---------------
              TOTAL                            $     130,264     $      104,195
                                               ==============    ===============

         GSM software license was contracted with a supplier for the Company to design GSM phone and module and was paid in September of 2002. This software license was written off with a loss of $16,667 on impairment for the year ended June 30, 2007.

         GSM text input method license was purchased in October of 2002 and has an approximate life of 5 years or the life of the text input license. This text input method license was written off with a loss of $2,500 on impairment for the year ended June 30, 2007.

         Certifications in the total amount of $115,780 were purchased for the year ended June 30, 2007 and have life of the lesser of 3 years or the life of the CDG test. CDG test certifications are required to launch and market new CDMA wireless data products with carriers in North, Caribbean and South American countries. Certifications are issued as being a qualifier of CDG1 (CDMA Development Group Stage 1), CDG 2 and CDG 3. The estimated life of CDG test certifications are three years based on the life of the CDMA wireless data product.

NOTE 7 - OTHER ASSETS

         Security deposits at June 30 consisted of the following:

                                                         2007           2006
                                                      ----------     ----------
              Lease deposit, corporate housing               709             --
              Lease deposit, administrative office         4,170          4,170
              Utility deposit                                282            282
                                                      ----------     ----------
              TOTAL                                   $    5,161     $    4,452
                                                      ==========     ==========

NOTE 8 - NOTES PAYABLE TO STOCKHOLDERS

         Notes payable as of June 30, 2007 and 2006 consisted of the following:

                                                         2007           2006
                                                      ---------      ---------

              Non-interest bearing note               $ 434,000      $ 540,000
                                                      ---------      ---------
              Total                                     434,000        540,000
              Less current portion                     (434,000)      (540,000)
                                                      ---------      ---------
              TOTAL                                   $      --      $      --
                                                      =========      =========

         On August 20, 2002, our wholly owned subsidiary, ARG issued a promissory note to our stockholder in the amount of $550,000 including 10% interest due on March 20, 2004. We and the stockholder agreed to change the promissory note to a convertible promissory note in the amounts of $550,000 including 10% interest during the year ended June 30, 2004. We paid $10,000 for the year ended June 30, 2006.

         For the year ended June 30, 2007, this note of $540,000 was not converted to our Common Stock, but we paid off $100,000 during the year, and an additional $6,000 was offset by the stock subscription receivable from our stockholder. The total liability from discontinued operations is $434,000 at June 30, 2007.

         In accordance with U.S. generally accepted accounting principles, all non-interest bearing notes must be discounted using our average borrowing rate. The balance was deemed immaterial and did not record the discounted amount as of June 30, 2007.


NOTE 9 - ACCRUED LIABILITIES

         Accrued liabilities at June 30 consisted of the following:

                                                        2007         2006
                                                      --------     --------

              Salaries payable                        $ 94,418     $131,750
              Accrued professional fees payable         50,217       52,840
              Income tax payable                        34,390           --
              Other accrued liabilities                     --        6,379
                                                      --------     --------
              TOTAL                                   $179,025     $190,969
                                                      ========     ========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

          We lease our administrative facilities under a non-cancelable operating lease that expires on June 30, 2008. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $59,420, $24,679, and $37,103 for the years ended June 30, 2007, 2006, and 2005, respectively.

         We lease a corporate housing facility under a non-cancelable operating lease that expires on March 31, 2008 for our vendors. Rent expense related to the operating lease was $2,770 and $0 for the years ended June 30, 2007 and 2006, respectively.

         We lease one automobile under an operating lease that expires on July 22, 2009. Lease expense was $6,795, $6,564, and $6,780 for the years ended June 30, 2007, 2006, and 2005, respectively.

         Future minimum lease payments under operating leases as of June 30, 2008 are as follows:

                                        LEASE                 JUNE 30, 2008

              Administrative office facility                   $    62,137
              Corporate housing facility                            12,753
                                                               -----------
              TOTAL                                            $    74,890
                                                               ===========

LITIGATION

          During June 2005, our landlord filed a suit against us alleging that we defaulted under the terms and conditions of our lease agreement when we failed to pay for its facility lease valued at $18,221. The parties have settled at $9,308, to be paid in twelve equal monthly installments commencing on December 6, 2005. We has paid $9,308, and the entire legal action of all parties was dismissed because all causes of legal action was dismissed on December 19, 2006

          In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on our consolidated financial condition

CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

         In January 2005, we entered into a co-development, co-ownership, and supply agreement (the "Agreement") with C-Motech Co. Ltd., located in South Korea. The Agreement provides exclusive rights to market and sale our CDMA wireless data products in North, Central and South American countries. Furthermore, the Agreement includes that we are responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory and C-Motech Co. Ltd is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500 and 6500 chipset solutions provided or designed by C-Motech Co. Ltd or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. The term of the Agreement is for two years commencing on January 5, 2005 with automatic renewable of additional one year. The Agreement may be terminated by either party by providing a written notice to terminate at least sixty days prior to the end of the term.

OFFICER EMPLOYMENT AGREEMENT

         On September 8, 2006, we entered into a renewable two-year employment agreement with our president. The annual salary for the officer is $150,000.


NOTE 11 - STOCKHOLDERS' EQUITY

COMMON STOCK

         We authorized 1,200,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 926,040,050 and 882,040,050 shares of Common Stock were outstanding as of June 30, 2007 and 2006, respectively. No Preferred Stock was issued or outstanding as of June 30, 2007 and 2006. No dividends have been declared or paid during fiscal years 2007 and 2006.

STOCK ISSUANCES & REPURCHASES

         During the years ended June 30, 2007, 2006 and 2005, we completed the following common stock transactions:

    o September 2004 - One of our officers returned his shares according to the milestone contract with us, and we repurchased 34,174,300 shares at his original investment, $10,000. A private investor purchased 34,174,300 shares for $118,010 from us. $118,010 was recorded as an increase of additional paid in capital.

    o April 2005 - We issued 20,000,000 shares to our CEO at $0.005 per share, for gross proceeds of $100,000. The issuance price approximated market price at the time of issuance and, as a result, no stock compensation expense was recorded during the year ended June 30, 2005.

    o    November 11, 2005
            o We converted our $30,000 note payable to the shareholder to Common Stock. As a result, we issued 6,000,000 shares to a stockholder at $0.005 per share. The Common Stock share price approximated its fair market value at the date of the conversion and, as a result, no compensation expense was required or booked during the year ended June 30, 2006.
            o We issued 36,000,000 shares to unaffiliated investors at $0.0085 per share in the amount of $305,000. The Common Stock share price approximated its fair market value at the date of the issuance and, as a result, no compensation expense was required or booked during the year ended June 30, 2006.

    o May 15, 2006 - We purchased 20,000,000 shares of our Common Stock from our former Chief Executive Officer and board member, Hajin Jhun, at $0.005 per share, or the price purchased by Mr. Jhun. The purchased share price approximated its fair market value at the date of the purchase and, as a result, no compensation expense was required or booked during the year ended June 30, 2006.

    o    June 27, 2006
            o We issued 1,000,000 shares to a stockholder holding a $10,000 note payable. These shares were converted at $0.01 per share for $10,000. The converted share price approximated its fair market value at the date of the conversion and, as a result, no compensation expense was required or booked during the year ended June 30, 2006.

            o We issued 66,000,000 shares to an unaffiliated investor approximately at $0.0091 per share in the gross proceeds of $600,000.00. The Common Stock share price approximated its fair market value at the date of the issuance and a result, no compensation expense was required or booked during the year ended June 30, 2006.

    o October 18, 2006 - We issued 15,000,000 shares of our Common Stock to an unaffiliated investor for $0.0091 per share, total valued at $136,364. The Common stock share price approximated its fair market value at the date of the issuance and, as a result, no compensation expense was required or booked during the year ended June 30, 2007.

    o On April 27, 2007 - We issued an additional 29,000,000 shares of our Common Stock to the unaffiliated investor for $0.0091 per share, total valued at $263,636. The common stock share price approximated its fair market value at the date of the issuance and, as a result, no compensation expense was required or booked during the year ended June 30, 2007.

         We believe the foregoing issuances of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.


NOTE 12 - INCOME TAXES

         No provision for income taxes for the years ended June 30, 2007 and 2006 is required, except for alternative minimum taxes and minimum state taxes, since we reported a full valuation allowance during such years.

         We account for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is more likely than not that we will not be able to realize all or a portion of our deferred tax assets.

         The significant component of the deferred tax asset (liability) at June 30, 2007 and 2006 was federal net operating loss carry-forward in the amount of approximately $2,881,000 and $3,466,000, respectively, based on federal tax rate of 34%. We had available approximately $8,474,000 unused federal net operating loss carry-forwards at June 30, 2007, that may be applied against future taxable income. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2007 and 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect our deferred tax asset or liability.


NOTE 13 - RELATED PARTY TRANSACTIONS

         We purchased CDMA wireless data products in the amount of $7,565,040, or 99.9% of total purchases, from C-Motech Co. Ltd. for the year ended June 30, 2007 and had related accounts payable of $3,875 as of June 30, 2007.

         C-Motech owns 110,000,000 shares of our Common Stock, and JaeMman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.


NOTE 14 - SUBSEQUENT EVENTS

         On August 16, 2007, the Board of Directors approved each of the following proposals and approved the mailing of Proxy Statements and an accompanying form of Consent to shareholders of the Company for their approval of the transactions. If we receive Consents from shareholders owning more than 50% of the outstanding shares, the officers would be authorized to effect the transactions set forth in the proposal.

The proposals to the shareholders of the Company are as follows:

    1. The change of the state of incorporation from California to Nevada by merger of the Company into a wholly owned Nevada subsidiary.
    2. An amendment to the Articles of Incorporation to include a reverse stock split of 1 share for each 70 shares held.
    3. Establishing the authorized capital of the Company at 50,000,000 shares of Common Stock.