Form 10QSB
period 2007-09-30
FRANKLIN WIRELESS CORP
filed 2007-11-14
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the quarterly period ended: September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   TITLE OF EACH CLASS OF COMMON STOCK    OUTSTANDING AT November 12, 2007
   -----------------------------------     -------------------------------
      Common Stock, no par value                     926,040,050

   Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                                                FRANKLIN WIRELESS CORP.
                                                         INDEX

                                                                                                               PAGE NO.
                                                                                                               ---------

                                               PART I - FINANCIAL INFORMATION

Item 1: Financial Statements
             Unaudited Consolidated Statements of Operations for the Three Months Ended
             September 30, 2007 and 2006..........................................................................  3
             Consolidated Balance Sheets at September 30, 2007 (unaudited) and June 30, 2007......................  4
             Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
             September 30, 2007 and 2006..........................................................................  5
             Notes to Unaudited Consolidated Financial Statements.................................................  6
Item 2: Management's Discussion and Analysis of Financial Condition or Plan of Operation ......................... 14
Item 3: Controls and Procedures................................................................................... 23

                                       PART II - OTHER INFORMATION

Item 1: Legal Proceedings......................................................................................... 24
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds............................................... 24
Item 3: Defaults Upon Senior Securities........................................................................... 24
Item 4: Submission of Matters to a Vote of Security Holders....................................................... 24
Item 5: Other Information......................................................................................... 25
Item 6: Exhibits.................................................................................................. 25

        Signatures................................................................................................ 26
        Certifications............................................................................................ 27


                                FRANKLIN WIRELESS CORP.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                         -----------------------------
                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         -----------------------------
                                                            2007              2006
                                                         ------------     ------------
Net sales                                                $  8,644,693     $    969,528
Cost of goods sold                                          6,687,871          675,850
                                                         ------------     ------------
Gross profits                                               1,956,822          293,678
                                                         ------------     ------------

Operating expenses:
     Selling, general, and administrative                     584,634          199,264
     Research and development                                       -                -
                                                         ------------     ------------
Total operating expenses                                      584,634          199,264
                                                         ------------     ------------

Income from operations                                      1,372,188           94,414

Other income (expense):
     Interest income                                           36,043            5,284
     Other income                                                 184               25
     Other expenses                                                 -                -
                                                         ------------     ------------
Total other income (expense), net                              36,227            5,309
                                                         ------------     ------------

Net income before income taxes                              1,408,415           99,723

Provision for income taxes                                     25,313              800
                                                         ------------     ------------

Net income                                               $  1,383,102     $     98,923
                                                         ============     ============


Basic earnings per share                                 $       0.00     $       0.00
Diluted earnings per share                               $       0.00     $       0.00

Weighted average common shares outstanding - basic        926,040,050      796,958,771
Weighted average common shares outstanding - diluted      926,040,050      796,958,771

See accompanying notes to unaudited consolidated financial statements.

                             FRANKLIN WIRELESS CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                 ------------      ------------
                                                                  (UNAUDITED)
                                                                 SEPTEMBER 30,       JUNE 30,
                                                                     2007              2007
                                                                 ------------      ------------
ASSETS
     Current assets:
         Cash and cash equivalents                               $  3,480,346      $  2,477,593
         Account receivables                                           47,315            44,915
         Inventories                                                   21,921            10,830
         Prepaid expenses                                               5,412             6,649
                                                                 ------------      ------------
         Total current assets                                       3,554,994         2,539,987
     Property and equipment, net                                       27,962            26,218
     Intangible assets, net                                           115,991           130,264
     Other assets                                                       5,161             5,161
                                                                 ------------      ------------
      TOTAL ASSETS                                               $  3,704,108      $  2,701,630
                                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                        $      8,517      $     68,064
         Advance payment from customers                                95,000           354,500
         Accrued liabilities                                          117,448           179,025
         Liability from discontinued operations                       434,000           434,000
                                                                 ------------      ------------
         Total current liabilities                                    654,965         1,035,589
                                                                 ------------      ------------

     STOCKHOLDERS' EQUITY
     Common stock, no par value, authorized 1,200,000,000                  -                  -
     shares and Preferred stock, no par value, authorized
     10,000,000 shares; Common stock issued and outstanding -
     926,040,050 as of September 30, 2007 and June 30, 2007,
     and no Preferred stock issued and outstanding
     Additional paid-in capital                                     5,029,393         5,029,393
     Stock subscription receivable                                    (11,395)          (11,395)
     Accumulated deficit                                           (1,968,855)       (3,351,957)
                                                                 ------------      ------------
     Total stockholders' equity                                     3,049,143         1,666,041
                                                                 ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  3,704,108      $  2,701,630
                                                                 ============      ============


See accompanying notes to unaudited consolidated financial statements.


                                 FRANKLIN WIRELESS CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                            -----------------------------
                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                            -----------------------------
                                                               2007              2006
                                                            -----------      -----------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net income                                             $ 1,383,102      $    98,923
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                             2,091            1,436
         Amortization of intangible assets                       14,273           19,001
         Changes in operating assets and liabilities:
             (Increase) in accounts receivable                   (2,400)        (242,602)
             (Increase) in inventory                            (11,091)        (197,250)
             Decrease in prepaid expenses                         1,237                -
             Increase (decrease) in accounts payable            (59,547)         572,946
             (Decrease) in advance payment from customers      (259,500)               -
             (Decrease) in accrued liabilities                  (61,577)          (4,283)
Net cash provided by operating activities                     1,006,588          248,171
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                        (3,835)          (1,160)
     Purchases of intangible assets                                   -          (53,780)
                                                            -----------      -----------
Net cash used in investing activities                            (3,835)         (54,940)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                           -          400,000
                                                            -----------      -----------
Net cash provided by financing activities                          --            400,000
                                                            -----------      -----------

Net increase in cash and cash equivalents                     1,002,753          593,231
Cash and cash equivalents, beginning of period                2,477,593          568,387
                                                            -----------      -----------
Cash and cash equivalents, end of period                    $ 3,480,346      $ 1,161,618
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
         Interest                                           $         -       $        -
         Income taxes                                       $         -       $      800


See accompanying notes to unaudited consolidated financial statements.

                             FRANKLIN WIRELESS CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

Franklin Wireless Corp. designs and sells broadband high speed wireless data communication products such as 3G wireless modules and modems. The Company focuses on wireless broadband USB modems, which provides a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, table PC or desktop USB port without a PC card slot. The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which the Company believes represents a growing market.

The Company's wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA") and High-Speed Packet Access technology ("HSPA technology") of Wideband Code Division Multiple Access ("WCDMA), which are wireless radio broadband data standards adopted by many CDMA and WCDMA mobile service providers, and enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution picture, video, and music contents.

The Company's wireless products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. The Company's customer base extends from the United States, Caribbean, and South American Countries to African countries, and they consist of major carriers / operators, distributors and end users. The Company's USB modems are certified by Sprint, Alltel, Cellular South, NTELOS, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela and by TSTT in Trinidad and Tobago.

In the middle of 2007, the Company launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express card modem, to North and South American countries. The Company also unveiled its CGU-628 Mobile Broadband USB modem, which provides a flexible way for users to connect to high-speed downlink packet access ("HSDPA") network. The Company anticipates that the sales of these new products through its brand recognition, leveraging sales to its existing customers, and increase in marketing effort, will be successful to the Company's future growth.

The Company believes that the demand for wireless broadband data products will continue to grow and expand worldwide. However, to be successful in this market, the Company will need to continue to keep up with technology changes and continue to invest and launch new products on a timely basis.


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiary have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-QSB. The consolidated balance sheet is unaudited as of September 30,

2007 and audited as of June 30, 2007. The consolidated statements of operations are unaudited for the three months ended September 30, 2007 and 2006, and the consolidated statements of cash flows are unaudited for the three months ended September 30, 2007 and 2006. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company's Form 10-KSB, filed on September 19, 2007.

The operating results or cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include all accounts of the Company and its wholly owned subsidiary located in South Korea, ARG. ARG has not been in operation since August 2003, and all inter-company balances and transactions have been eliminated since the 2004 fiscal year.

SEGMENT REPORTING

The Company had two reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. Since August 2003, the Company's subsidiary located in South Korea, ARG, has not been in operation and all of its subsidiary's assets were written off during the fiscal year 2004. As a result, the Company's consolidated financial statements include $434,000 of debt from ARG financial statements.

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents.

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

INTANGIBLE ASSETS - LICENSES

Licenses are stated at cost and are amortized using the straight-line method over the license periods of five years or life of the license. Certifications are stated at cost and are amortized using the straight-line method over the certification periods of three years or life of the certifications.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in the Company's strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

As of September 30, 2007, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is covered by its vendor. These products are shipped directly from its vendor to customers. As a result, the Company does not accrue any warranty expenses.

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

Provision for income taxes for the three months ended September 30, 2007 and 2006 consists of alternative minimum taxes and minimum state taxes. Since the Company recorded a valuation allowance to fully offset the amount of net deferred tax assets, no deferred tax expenses or benefits were recorded. The components of the income tax provision are as follows:

                                                   (UNAUDITED)    (UNAUDITED)
                                                   ----------     ----------
                                                  SEPTEMBER 30  SEPTEMBER 30,
                                                     2007           2006
                                                   ----------     ----------
     Current income taxes expense:
              Federal                              $   19,073     $        -
              State                                     6,240            800
                                                   ----------     ----------
     Deferred income taxes expense (benefits):         25,313            800
                                                   ----------     ----------
     PROVISION FOR INCOME TAXES                    $   25,313     $      800
                                                   ==========     ==========

The significant component of the deferred tax asset at September 30, 2007 and June 30, 2007 was the federal net operating loss carry-forwards. At September 30, 2007 and June 30, 2007, the effect on the deferred tax asset from the federal net operating loss carry-forwards amounted to approximately $2,576,456 and $2,934,499, respectively, based on federal tax rate of 34%.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2007 and June 30 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect the Company's deferred tax asset or liability.

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

CONCENTRATION OF RISK

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

Substantially all of the Company's revenues are derived from sales of wireless data products. Any significant decline in market acceptance of its products or in the financial condition of its existing customers could impair the Company's ability to operate effectively. A significant portion of the Company's revenue is derived from a small number of customers. Three customers accounted for 12.8%, 27.0%, and 53.4% of revenues during the three months ended September 30, 2007, and had no related account receivables at September 30, 2007.

The Company purchases its wireless products from one design and manufacturing company located in South Korea. If the design and manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. However, there were no significant delays, capacity constraints, or quality control problems that negatively impacted the Company's revenue for the three months ended September 30, 2007 and 2006. For those periods, the Company purchased approximately $6,698,962 and $873,100 respectively and had related accounts payable of $0 and $572,800 at September 30, 2007 and 2006 respectively.

The Company maintains its cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account. However, the Company does not anticipate any loss on excess deposits.


NOTE 4 - BALANCE SHEET DETAILS

ACCOUNT RECEIVABLES

Accounts receivable at September 30, 2007 and June 30, 2007, consisted of receivables from customers in the amounts of $47,315 and $44,915, respectively.


PREPAID EXPENSES

Prepaid expenses at September 30, 2007 and June 30, 2007 consisted of the following:

                             (UNAUDITED)
                               --------          --------
                             SEPTEMBER 30,       JUNE 30,
                                 2007              2007
                               --------          --------
     Prepaid expenses          $  5,412          $  6,649
                               --------          --------
     TOTAL                     $  5,412          $  6,649
                               ========          ========

PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and June 30, 2007 consisted of the following:

                                          (UNAUDITED)
                                            --------           --------
                                          SEPTEMBER 30,        JUNE 30,
                                              2007               2007
                                            --------           --------
     Computers and software                 $ 41,919           $ 38,084
     Furniture and fixtures                   11,325             11,325
                                            --------           --------
                                              53,244             49,409
     Less accumulated depreciation           (25,282)           (23,191)
                                            --------           --------
     TOTAL                                  $ 27,962           $ 26,218
                                            ========           ========

Depreciation expense associated with property and equipment was $2,091 and $1,436 for the three months ended September 30, 2007 and 2006, respectively.


INTANGIBLE ASSETS

Intangible assets at September 30, 2007 and June 30, 2007 consisted of the following:

                                               (UNAUDITED)
                                                ---------           ---------
                                               SEPTEMBER 30,         JUNE 30,
                                                   2007               2007
                                                ---------           ---------
     Certifications: CDG test licenses          $ 171,280           $ 171,280
     Less accumulated amortization                (55,289)            (41,016)
                                                ---------           ---------
     TOTAL                                      $ 115,991           $ 130,264
                                                =========           =========

Certifications have life of 3 years or the life of the CDG test based on the life of the CDMA wireless data product. CDG test certifications are required to launch and market new CDMA wireless data products with carriers in North, Caribbean and South American countries. Certifications are issued as being a qualifier of CDG1 (CDMA Development Group Stage 1), CDG 2 and CDG 3. Amortization expense associated with intangible assets was $14,273 and $19,001 for the three months ended September 30, 2007 and 2006, respectively.

OTHER ASSETS

Other assets at September 30, 2007 and June 30, 2007 consisted of the following:

                                                (UNAUDITED)
                                                   -------          -------
                                                SEPTEMBER 30,      JUNE 30,
                                                    2007              2007
                                                   -------          -------
     Lease deposit, corporate housing              $   709          $   709
     Lease deposit, administrative office            4,170            4,170
     Utility deposit                                   282              282
                                                   -------          -------

     TOTAL                                         $ 5,161          $ 5,161
                                                   =======          =======

LIABILITY FROM DISCONTINUED OPERATIONS

On August 20, 2002, the Company's wholly owned subsidiary, ARG, issued a promissory note to a stockholder of the Company in the amount of $550,000, including 10% interest due on March 20, 2004. The Company and the stockholder agreed to change the promissory note to a convertible promissory note in the amount of $550,000, including 10% interest, in the year ended June 30, 2004. The Company paid off $10,000 and $100,000 for the 2006 and 2007 fiscal years respectively, and an additional $6,000 was offset by the stock subscription receivable from the stockholder for the 2007 fiscal year. This note of $434,000 was not converted to our Common Stock for the three months ended September 30, 2007, and the total liability from discontinued operations is $434,000 at September 30, 2007.

ACCRUED LIABILITIES

Accrued liabilities at September 30, 2007, and June 30, 2007 consisted of the following:

                                               (UNAUDITED)
                                                ---------          ---------
                                               SEPTEMBER 30,       JUNE 30,
                                                   2007              2007
                                                ---------          ---------
     Salaries payable                           $  55,918          $  99,418
     Accrued professional fees payable             36,217             50,217
     Tax payable                                   25,313             34,390
                                                ---------          ---------
     TOTAL                                      $ 117,448          $ 179,025
                                                =========          =========


NOTE 5 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its administrative facilities under a non-cancelable operating lease that expires on June 30, 2008. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $15,534 and $14,702 for the three months ended September 30, 2007 and 2006, respectively.

The Company leases its corporate housing facility for its vendors under a non-cancelable operating lease that expires on March 31, 2008. Rent expense related to the operating lease was $4,251 and $0 for the three months ended September 30, 2007 and 2006, respectively.

The Company leases one automobile under an operating lease that expires on July 22, 2009. Lease expense was $1,613 and $1,956 for the three months ended September 30, 2007 and 2006, respectively.

LITIGATION

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its consolidated financial condition.

CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

In January 2005, the Company entered into a Co-Development, Co-Ownership, and Supply Agreement (the "Agreement") with C-Motech Co. Ltd., located in South Korea. The Agreement provides exclusive rights to market and sale its CDMA wireless data products in North, Central and South American countries. Furthermore, the Agreement includes that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory and C-Motech Co. Ltd. is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500 and 6500 chipset solutions provided or designed by C-Motech Co. Ltd. or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. The term of the Agreement is for two years, commencing on January 5, 2005, with automatic renewable of additional one year. The Agreement may be terminated by either party by providing a written notice to terminate at least sixty days prior to the end of the term.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of September 30, 2007, the Company did not have any dilutive shares.


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognizing, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company is currently adopting and evaluating the impact, if any, that FIN 48 will have on its financial statements, and FIN 48 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS

No. 157, FAIR VALUE MEASUREMENTS. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

There are no other accounting standards issued as of November 12, 2007 that are expected to have a material impact on the Company's consolidated financial statements.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company purchased CDMA wireless data products in the amount of $6,698,962, or 100% of total purchases, from C-Motech Co. Ltd., during the three months ended September 30, 2007, and had no related accounts payable at September 30, 2007. C-Motech Co. Ltd owns 110,000,000 shares of the Company's Common Stock, and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.

NOTE 9 - SUBSEQUENT EVENTS

On August 16, 2007, the Board of Directors of the Company approved each of the following proposals and approved the mailing of Proxy Statements and an accompanying form of Consent to the Company's shareholders for their approval of the transactions. If the Company receives Consents from shareholders owning more than 50% of the outstanding shares, the officers would be authorized to effect the transactions set forth in the proposal.

The proposals to the Company's shareholders are as follows:

     1. The change of the state of incorporation from California to Nevada by merger of the Company into a wholly owned Nevada subsidiary.
     2. An amendment to the Articles of Incorporation to include a reverse stock split of 1 share for each 70 shares held.
     3. Establishing the authorized capital of the Company at 50,000,000 shares of Common Stock.

On October 30, 2007, the Board of Directors approved the dissolution of the discontinued subsidiary, ARG, which has been inactive since August 2003. As a part of the dissolution, the Company will assume the liability of ARG of $434,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis contained in the Company's Form 10-KSB filed on September 19, 2007 for the year ended June 30, 2007.

BUSINESS OVERVIEW

Franklin Wireless Corp. designs and sells broadband high speed wireless data communication products such as 3G wireless modules and modems. The Company focuses on wireless broadband USB modems, which provides a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, table PC or desktop USB port without a PC card slot. The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which the Company believes represents a growing market.

The Company's wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA") and High-Speed Packet Access technology ("HSPA technology") of Wideband Code Division Multiple Access ("WCDMA),, which are wireless radio broadband data standards adopted by many CDMA and WCDMA mobile service providers, and enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution picture, video, and music contents.

The Company's wireless products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. The Company's customer base extends from the United States, Caribbean, and South American Countries to African countries, and they consist of major carriers / operators, distributors and end users. The Company's USB modems are certified by Sprint, Alltel, Cellular South, NTELOS, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela and by TSTT in Trinidad and Tobago.

In the middle of 2007, the Company launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express card modem, in North and South American countries. The Company also unveiled its CGU-628 Mobile Broadband USB modem, which provides a flexible way for users to connect to high-speed downlink packet access ("HSDPA") networks. The Company anticipates that the sales of these new products through its brand recognition, leveraging sales to its existing customers, and increase in marketing effort, will be successful to the Company's future growth.

The Company believes that the demand for wireless broadband data products will continue to grow and expand worldwide. However, to be successful in this market, the Company will need to continue to keep up with technology changes and continue to invest and launch new products on a timely basis.


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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal of Long-lived Assets", the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in the Company's strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

As of September 30, 2007, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

Provision for income taxes for the three months ended September 30, 2007 and 2006 consists of alternative minimum taxes and minimum state taxes. Since the Company recorded a valuation allowance to fully offset the amount of net deferred tax assets, no deferred tax expenses or benefits were recorded. The components of the income tax provision are as follows:

                                                    (UNAUDITED)     (UNAUDITED)
                                                     ---------      ---------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2007            2006
                                                     ---------      ---------
     Current income taxes expense:
              Federal                                $  19,073              -
              State                                      6,240            800
                                                     ---------      ---------
     Deferred income taxes expense (benefits):          25,313            800
                                                     ---------      ---------
     PROVISION FOR INCOME TAXES                      $  25,313      $     800
                                                     =========      =========

The significant component of the deferred tax asset at September 30, 2007 and June 30, 2007 was the federal net operating loss carry-forwards. At September 30, 2007 and June 30, 2007, the effect on the deferred tax asset from the federal net operating loss carry-forwards amounted to approximately $2,576,456 and $2,934,499, respectively, based on federal tax rate of 34%.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2007 and June 30 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect the Company's deferred tax asset or liability.


RESULTS OF OPERATIONS

The following table sets forth, during the three months ended September 30, 2007 and 2006, selected consolidated statements of operations data expressed as a percentage of sales:

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                -------------------------
                                                                  2007              2006
                                                                --------           ------

     Net Sales                                                     100.0%           100.0%
     Cost of goods sold                                             77.4%            69.7%
                                                                --------           ------
     Gross profit                                                   22.6%            30.3%
                                                                --------           ------

     Operating expenses:
          Selling, general and administrative expenses               6.7%            20.6%
                                                                --------           ------
     Total operating expenses                                        6.7%            20.6%
                                                                --------           ------

     Income from operations                                         15.9%             9.7%

     Other income (expense), net                                     0.4%             0.6%
                                                                --------           ------

     Net income before income taxes                                 16.3%            10.3%

     Provision for income taxes                                      0.3%             0.1%
                                                                --------           ------

     Net income                                                     16.0%            10.2%
                                                                ========           ======

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

THREE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

NET SALES

Net sales increased by $7,675,165, or 791.6%, to $8,644,693 for the three months ended September 30, 2007 from $969,528 for the corresponding period of 2006. The overall increase was primarily due to the increase in sales of our CDMA data products to a carrier customer in the United States, in the amount of $4,616,675, or 53.4% of net sales, for the three months ended September 30, 2007, compared to $0 for the corresponding period of 2006. The increase was also due to improved sales of our CDMA data products to customers in Caribbean and South American countries, in the amount of $3,635,330, or 42.4% of net sales, for the three months ended September 30, 2007, compared to $853,495 for the corresponding period of 2006, an increase of $2,781,835, or 325.9%.

GROSS PROFIT

Gross profit increased by $1,663,144, or 566.3% to $1,956,822 for the three months ended September 30, 2007 from $293,678 for the corresponding period of 2006. The overall increase was primarily due to the increase in sales of our CDMA data products to a carrier customer in the United States, as well as customers in Caribbean and South American countries, in the amount of $4,616,675 and $3,635,330 respectively, for the three months ended September 30, 2007, compared to $0 and $853,495 for the corresponding period of 2006, an increase of $4,616,675 and $2,781,835, respectively.

The gross profit in terms of net sales percentage was 22.6% for the three months ended September 30, 2007 compared to 30.3% for the corresponding period of 2006. The gross profit decrease in terms of net sales percentage was primarily due to the increased sales to a carrier customer in the United Sates, which was 53.4% of net sales and had a lower gross profit margin in terms of net sales percentage of 18.8% compared to the average of 26.6% for the sales in Caribbean and South American Countries. The overall net effect decreased the gross profit in terms of net sales percentage compared to the corresponding period of 2006, which had no sales to a carrier customer in the United Sates.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased by $385,370, or 193.4%, to $584,634 for the three months ended September 30, 2007 from $199,264 for the corresponding period of 2006. The increase was primarily due to an increase in sales and marketing efforts, which included hiring new personnel to expand our marketing and customer support functions, which increased salary and related expenses. For the three months ended September 30, 2007, the Company had an increase in sales commission expense of $203,400, an increase in marketing expense of $5,392, an increase in travel expense of $3,451, an increase in professional fees of $12,052, and an increase in payroll expense of $151,703, compared to the corresponding period of 2006. Payroll expenses increased due to the hiring new personnel and a bonus payment of $68,500, to share profits with management and employees for the three months ended September 30, 2007.

OTHER INCOME (EXPENSE), NET

Other income increased by $30,918, or 582.3%, to $36,227 for the three months ended September 30, 2007 from $5,309 for the corresponding period of 2006. The overall increase is due to the interest income of $36,043 for the three months ended September 30, 2007, compared to $5,284 for the corresponding period of 2006, an increase of $30,759.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,002,753 to $3,480,346 as of September 30, 2007 compared to $2,477,593 as of June 30, 2007. The increase was primarily from the net income of $1,383,102.

OPERATING ACTIVITIES

Net cash provided by operating activities was $1,006,588 and $248,171 for the three months ended September 30, 2007, and 2006, respectively. The increase from the prior period is primarily due to the increase in net income.

INVESTING ACTIVITIES

Net cash used in investing activities was $3,835 and $54,940 for the three months ended September 30, 2007 and 2006, respectively, consisting of capital expenditures.

FINANCING ACTIVITIES

Net cash provided by financing activities was $0 and $400,000 for the three months ended September 30, 2007 and 2006, respectively, consisting of proceeds from a future common stock issuance.


CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

 The Company's material off-balance sheet contractual commitments are operating lease obligations. The Company excluded these items from the balance sheet in accordance with GAAP. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon its financial condition or results of operations. The Company's principal future obligations and commitments at September 30, 2007, include the following:

OPERATING LEASES

The Company leases its administrative facilities under a non-cancelable operating lease that expires on June 30, 2008. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $15,534 and $14,702 for the three months ended September 30, 2007 and 2006, respectively.

The Company leases its corporate housing facility under a non-cancelable operating lease that expires on March 31, 2008 for its vendors. Rent expense related to the operating lease was $4,251 and $0 for the three months ended September 30, 2007 and 2006, respectively.

The Company leases one automobile under an operating lease that expires on July 22, 2009. Lease expense was $1,613 and $1,956 for the three months ended September 30, 2007 and 2006, respectively.

LITIGATION

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its consolidated financial condition.

CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

In January 2005, the Company entered into a Co-Development, Co-ownership, and Supply Agreement (the "Agreement") with C-Motech Co. Ltd., located in South Korea. The Agreement provides exclusive rights to market and sale its CDMA wireless data products in North, Central and South American countries. Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech Co. Ltd. is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500 and 6500 chipset solutions provided or designed by C-Motech Co. Ltd. or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. The term of the Agreement is for two years, commencing on January 5, 2005 with automatic annual renewals. The Agreement may be terminated by either party by providing a written notice to terminate at least sixty days prior to the end of the term.


RISK FACTORS RELATED TO OUR BUSINESS

An investment in the Company's shares is highly speculative and involves a significant degree of risk. Prospective investors should carefully consider the following risk factors, in addition to the other information set forth herein or in the material accompanying this report, prior to purchasing any of the Company's shares. The following risk factors do not purport to be a complete explanation of the risks involved in its business.

THE COMPANY HAS HAD A HISTORY OF LOSSES

The Company had experienced significant operating losses and negative cash flows from operating activities for the 2005 and 2006 fiscal years. If the Company's sales do not continue to improve and operating expenses are not reduced and monitored, it may incur additional significant net losses and negative cash flows from operations.

THE COMPANY OPERATES IN AN INTENSIVELY COMPETITIVE MARKET

The wireless broadband data access market is highly competitive, and the Company may be unable to compete effectively. The Company's primary competitors are Sierra Wireless, Novatel Wireless, and Option International. Many of the Company's competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company does. To survive and be competitive, the Company will need to continuously invest in research and development, sales and marketing, and customer support. Increased competition could result in price reduction and smaller customer orders. The Company's failure to compete effectively could seriously impair its business.

THE COMPANY OPERATES IN THE HIGH-RISK TELECOM SECTOR

The Company is in a volatile industry. In addition, its revenue model is evolving and relies substantially on the assumption that the Company will be able to successfully complete the development and sales of its products and services in the marketplace. The Company's prospects must be considered in the light of the risk, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development and marketing. In order to be successful in the market the Company must, among other things:

     o Complete development and introduction of functional and attractive products and services;
     o    Attract and maintain customer loyalty;
     o Establish and increase awareness of its brand and develop customer loyalty;

     o Provide desirable products and services to customers at attractive prices;
     o Establish and maintain strategic relationships with strategic partners and affiliates;
     o    Rapidly respond to competitive and technological developments;
     o Build operations and customer service infrastructure to support its business; and
     o    Attract, retain, and motivate qualified personnel.

The Company cannot guarantee that it will be able to achieve the above goals, and its failure to achieve them could adversely affect its business, results of operations, and financial condition. Moreover, there can be no assurance that the Company will be able to obtain additional funding once its financial resources are depleted. The Company expects that revenues and operating results will fluctuate in the future. There is no assurance that any or all of its efforts will produce a successful outcome. If its efforts are unsuccessful or other unexpected events occur, purchasers of our shares could lose their entire investment.

THE COMPANY OPERATES IN A FIELD WITH RAPIDLY CHANGING TECHNOLOGY

Since the Company's products and services are new, it cannot be certain that these products and services will function as anticipated or be desirable to its intended markets. The Company's current or future products and services may fail to function properly, and if its products and services do not achieve and sustain market acceptance, its business, results of operations and profitability may suffer. If the Company are unable to predict and comply with evolving wireless standards, its ability to introduce and sell new products will be adversely affected. If the Company fails to develop and introduce products on time, it may lose customers and potential product orders.

THE COMPANY DEPENDS ON THE DEMAND FOR WIRELESS NETWORK CAPACITY

The demand for the Company's products is completely dependent on the demand for broadband wireless access to networks. If wireless operators do not deliver acceptable wireless service, its product sales may dramatically decline. Thus, if wireless operators experience financial or network difficulties, it will likely reduce demand for the Company's products.

THE COMPANY DEPENDS ON COLLABORATIVE ARRANGEMENTS

The development and commercialization of the Company's products and services depend in large part upon its ability to selectively enter into and maintain collaborative arrangements with developers, distributors, service providers, network systems providers, core wireless communications technology providers and manufacturers, among others.

THE COMPANY RELIES ON A SINGLE SOURCE FOR THE MANUFACTURE OF ITS PRODUCTS

The Company relies on a single source to design, manufacture and supply its products, which exposes the Company to a number of risks and uncertainties outside its control. Due to its lack of working capital, the Company relies on C-Motech Co. Ltd to manufacture and deliver all its products. Any significant changes in C-Motech Co. Ltd., such as a change in ownership, operations or financial status may cause difficulties in its ability to deliver products to customers on a timely basis.

THE LOSS OF ANY OF THE COMPANY'S MATERIAL CUSTOMERS COULD ADVERSELY AFFECT ITS REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.

The Company depends on a small number of customers for a significant portion of its revenues. During the three months ended September 30, 2007, three customers accounted for 12.8%, 27.0%, and 53.4% of revenues.

If either of these customers reduce their business with the Company or suffer from business failure, the Company's revenues and profitability could decline, perhaps materially.

THE COMPANY'S PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES

Due to its limited capital resources, the Company is experiencing long-lead times to ship products to its customers, often in excess of 45 days. This could cause the Company to lose customers, who may be able to secure faster delivery times from its competitors, and require the Company to maintain higher levels of working capital.

THE COMPANY'S PRODUCT-TO-MARKET CHALLENGE IS CRITICAL

The Company's success depends on its ability to quickly enter the market and establish an early mover advantage. The Company must implement an aggressive sales and marketing campaign to solicit customers and strategic partners. Any delay could seriously affect its ability to establish and exploit effectively an early-to-market-strategy.

AS THE COMPANY'S BUSINESS EXPANDS INTERNATIONALLY, IT WILL BE EXPOSED TO ADDITIONAL RISKS RELATING TO INTERNATIONAL OPERATIONS

The Company's expansion into international operations exposes it to additional risks unique to such international markets, including the following:

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

Furthermore, if the Company is unable to further develop distribution channels in countries in North and South America and Africa, it may not be able to grow its international operations and its ability to increase the Company's revenue will be negatively impacted.

THE COMPANY MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

The industry in which the Company operates has many participants that own, or claim to own, proprietary intellectual property. In the past the Company has received, and in the future may receive, claims from third parties alleging that it, and possibly its customers, violate their intellectual property rights. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not the Company has infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than the Company, and they may be able to, and may choose to, pursue complex litigation to a greater degree than the Company could. Regardless of whether these infringement claims have merit or not, the Company may be subject to the following:

     o The Company may be liable for potentially substantial damages, liabilities and litigation costs, including attorneys' fees;
     o The Company may be prohibited from further use of the intellectual property and may be required to cease selling its products that are subject to the claim;
     o The Company may have to license the third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that it will be able to successfully negotiate and obtain such a license from the third party;

     o The Company may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that it will be able to develop such a non-infringing alternative;
     o    The diversion of management's attention and resources;
     o    The Company's relationships with customers may be adversely affected;
          and
     o The Company may be required to indemnify its customers for certain costs and damages they incur in such a claim.

In the event of an unfavorable outcome in such a claim and the Company's inability to either obtain a license from the third party or develop a non-infringing alternative, then its business, operating results and financial condition may be materially adversely affected, and the Company may have to restructure its business. Absent a specific claim for infringement of intellectual property, from time to time, the Company has and expects to continue to license technology, intellectual property and software from third parties. There is no assurance that the Company will be able to maintain its third party licenses or obtain new licenses when required and this inability could materially adversely affect its business and operating results and the quality and functionality of its products. In addition, there is no assurance that third party licenses the Company executes will be on commercially reasonable terms. Under purchase orders and contracts for the sale of its products, the Company may provide indemnification to its customers for potential intellectual property infringement claims for which the Company may have no corresponding recourse against its third party licensors. This potential liability, if realized, could materially adversely affect its business, operating results and financial condition.

GOVERNMENT REGULATION COULD RESULT IN INCREASED COSTS AND INABILITY TO SELL THE COMPANY'S PRODUCTS

The Company's products are subject to certain mandatory regulatory approvals in the United States and other regions in which it operates. In the United States, the Federal Communications Commission regulates many aspects of communications devices. Although the Company has obtained all the necessary Federal Communications Commission and other required approvals for the products it currently sells, the Company may not obtain approvals for future products on a timely basis, or at all. In addition, regulatory requirements may change or the Company may not be able to obtain regulatory approvals from countries other than the United States in which it may desire to sell products in the future.

THE COMPANY NEEDS ADDITIONAL FINANCING DUE TO LIMITED RESOURCES

The Company's financial resources are limited, and the amount of funding that is required to develop and commercialize its products and technologies is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to the Company. Lack of funds may cause the Company to delay, reduce and/or abandon certain or all aspects of its development and commercialization programs. The Company plans to seek additional financing through the issuance of equity or convertible debt securities. The percentage ownership of its stockholders will be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of the Company's Common and Preferred Stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of desirable acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a materially adverse effect on its business, results of operations and financial conditions.

ITEM 3.  CONTROLS AND PROCEDURES

The Company did not carry out a full evaluation of the effectiveness of the design and operation of its disclosure controls and procedures at the end of the period covered by this Form 10-QSB, pursuant to Rule 13a-15 of the Exchange Act. However, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that its disclosure controls and procedures related to internal control over financial reporting were effective.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

The Company's management, including our CEO and CFO, does not expect that its disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2007, the Board of Directors approved each of the following proposals and approved the mailing of Proxy Statements and an accompanying form of Consent to the Company's shareholders for their approval of the transactions. If the Company receives Consents from shareholders owning more than 50% of the outstanding shares, the officers would be authorized to effect the transactions set forth in the proposal.

The proposals to our shareholders are as follows:

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

                                         Franklin Wireless Corp.

                                         By:   /s/ OC Kim
                                            ------------------------
                                            OC Kim
                                            President and Acting Chief Financial
                                            Officer

Dated: November 12, 2007