Form 10QSB
period 2007-12-31
FRANKLIN WIRELESS CORP
filed 2008-02-12
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2007

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________

                         Commission file number 0-11616

                             FRANKLIN WIRELESS CORP.
                             -----------------------
              (Exact name of small business issuer in its charter)

            Nevada                                               95-3733534
-------------------------------                              -------------------
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

       Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS OF COMMON STOCK              OUTSTANDING AT FEBRUARY 7, 2008
-----------------------------------              -------------------------------
Common Stock, par value $.001 per share                   13,230,684

    Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                             FRANKLIN WIRELESS CORP.
                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1: Financial Statements
     Unaudited Statements of Operations for the Three Months and
       Six Months Ended December 31, 2007 and 2006 .........................   3
     Balance Sheets at December 31, 2007 (unaudited) and
       June 30, 2007 (audited)..............................................   4
     Unaudited Statements of Cash Flows for the Six Months Ended
       December 31, 2007 and 2006...........................................   5
     Notes to Unaudited Financial Statements................................   6

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  15
Item 3: Controls and Procedures.............................................  24

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings...................................................  25
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.........  25
Item 3: Defaults Upon Senior Securities.....................................  25
Item 4: Submission of Matters to a Vote of Security Holders.................  25
Item 5: Other Information...................................................  26
Item 6: Exhibits............................................................  26

Signatures..................................................................  27
Certifications..............................................................  28

                                        FRANKLIN WIRELESS CORP.
                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   DECEMBER 31,                   DECEMBER 31,
                                            ---------------------------   ---------------------------
                                                2007           2006           2007           2006
                                            ------------   ------------   ------------   ------------

Net sales                                   $  7,858,549   $  1,800,622   $ 16,503,242   $  2,770,150
Cost of goods sold                             5,940,668      1,318,750     12,628,539      1,994,600
                                            ------------   ------------   ------------   ------------
Gross profit                                   1,917,881        481,872      3,874,703        775,550
                                            ------------   ------------   ------------   ------------

Operating expenses:
     Selling, general, and administrative        874,736        275,450      1,459,370        474,714
                                            ------------   ------------   ------------   ------------
Total operating expenses                         874,736        275,450      1,459,370        474,714
                                            ------------   ------------   ------------   ------------

Income from operations                         1,043,145        206,422      2,415,333        300,836

Other income:
     Interest income                              38,675          6,944         74,718         12,229
     Other income                                 18,495            293         18,679            318
                                            ------------   ------------   ------------   ------------
Total other income                                57,170          7,237         93,397         12,547
                                            ------------   ------------   ------------   ------------

Net income before income taxes                 1,100,315        213,659      2,508,730        313,383

Provision for income taxes                        30,891             --         56,204            800
                                            ------------   ------------   ------------   ------------

Net income                                  $  1,069,424   $    213,659   $  2,452,526   $    312,583
                                            ============   ============   ============   ============


Basic earnings per share                    $       0.00   $       0.00   $       0.00   $       0.00
Diluted earnings per share                  $       0.00   $       0.00   $       0.00   $       0.00

Weighted average common shares
outstanding - basic                          926,040,050    894,237,852    926,040,050    888,105,624
Weighted average common shares
outstanding - diluted                        926,040,050    894,237,852    926,040,050    888,105,624


See accompanying notes to unaudited financial statements.




                                       FRANKLIN WIRELESS CORP.
                                           BALANCE SHEETS


                                                                         --------------------------
                                                                         (UNAUDITED)
                                                                         DECEMBER 31,    JUNE 30,
                                                                            2007           2007
                                                                         -----------    -----------

ASSETS
     Current assets:
         Cash and cash equivalents                                       $ 4,412,158    $ 2,477,593
         Account receivables                                                 574,694         44,915
         Inventories                                                          20,253         10,830
         Prepaid expenses                                                         --          6,649
                                                                         -----------    -----------
         Total current assets                                              5,007,105      2,539,987
     Property and equipment, net                                              27,335         26,218
     Intangible assets, net                                                  101,718        130,264
     Other assets                                                              5,161          5,161
                                                                         -----------    -----------
     TOTAL ASSETS                                                        $ 5,141,319    $ 2,701,630
                                                                         ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                                $   451,722    $    68,064
         Advance payment from customers                                           --        354,500
         Accrued liabilities                                                 125,635        179,025
         Note payable                                                        434,000        434,000
                                                                         -----------    -----------
         Total current liabilities                                         1,011,357      1,035,589
                                                                         -----------    -----------

     STOCKHOLDERS' EQUITY
     Common stock, no par value, authorized 1,200,000,000 shares and              --             --
       Preferred stock, no par value, authorized 10,000,000 shares;
       Common stock issued and outstanding -926,040,050 as of December
       31, 2007 and June 30, 2007, and no Preferred stock issued and outstanding
     Additional paid-in capital                                            5,029,393      5,029,393
     Stock subscription receivable                                                --        (11,395)
     Accumulated deficit                                                    (899,431)    (3,351,957)
                                                                         -----------    -----------
     Total stockholders' equity                                            4,129,962      1,666,041
                                                                         -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,141,319    $ 2,701,630
                                                                         ===========    ===========


See accompanying notes to unaudited financial statements.



                             FRANKLIN WIRELESS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         --------------------------
                                                              SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                         --------------------------
                                                            2007            2006
                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                          $ 2,452,526    $   312,583
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                          4,288          2,844
         Amortization of intangible assets                    28,546         39,358
         Bad debt                                              2,200             --
         Increase (decrease) in cash due to change in:
             Accounts receivable                            (531,979)      (112,385)
             Inventory                                        (9,423)      (307,670)
             Prepaid expenses                                  6,649             --
             Accounts payable                                383,658        212,654
             Advance payment from customers                 (354,500)            --
             Accrued liabilities                             (53,390)       (44,729)
                                                         -----------    -----------
Net cash provided by operating activities                  1,928,575        102,655
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                      (5,405)        (2,573)
     Purchases of intangible assets                               --        (53,780)
                                                         -----------    -----------
Net cash used in investing activities                         (5,405)       (56,353)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment received for future stock issuance                   --        263,636
     Proceeds from issuance of common stock                       --        136,364
     Receipt of stock subscription receivable                 11,395             --
                                                         -----------    -----------
Net cash provided by financing activities                     11,395        400,000
                                                         -----------    -----------

Net increase in cash and cash equivalents                  1,934,565        446,302
Cash and cash equivalents, beginning of period             2,477,593        568,387
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $ 4,412,158    $ 1,014,689
                                                         ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
         Interest                                        $        --    $        --
         Income taxes                                    $    56,204    $       800


See accompanying notes to unaudited financial statements.


                                       -5-

                             FRANKLIN WIRELESS CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

The Company's wireless products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. The Company's customer base extends from the United States, Caribbean, and South American Countries to African countries; these customers consist of major carriers / operators, distributors and end users. The Company's USB modems are certified by Sprint, Alltel, Cellular South, NTELOS, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela and by TSTT in Trinidad and Tobago.

In the middle of 2007, the Company launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express card modem, to North and South American countries. The Company also unveiled its CGU-628 Mobile Broadband USB modem, which provides a flexible way for users to connect to high-speed downlink packet access ("HSDPA") network. The Company anticipates that the sales of these new products will be a key to the Company's future growth through its brand recognition and an increase in marketing effort, leveraging sales to its existing customers.

The Company believes that the demand for wireless broadband data products will continue to grow and expand worldwide. However, to be successful in this market, the Company will need to continue to keep up with technology changes and continue to invest and launch new products on a timely basis.

NOTE 2 - DISCONTINUED OPERATIONS

On October 30, 2007, the Board of Directors approved the dissolution of its only subsidiary, ARG, which has been inactive since August 2003. As a part of the dissolution, the parent Company assumed the liability of ARG of $434,000, a note payable. The subsidiary did not have revenue, expense, asset or component of stockholders' equity as of December 31, 2007 and June 30, 2007, and for the six months ended December 31, 2007 and 2006.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-QSB. The balance sheet is unaudited as of December 31, 2007 and audited as of June 30, 2007. The statements of operations are unaudited for the three months and six months ended December 31, 2007 and 2006, and the statements of cash flows are unaudited for the six months ended December 31, 2007 and 2006. In the opinion of management, the unaudited financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company's Form 10-KSB, filed on September 19, 2007.

The operating results or cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SEGMENT REPORTING

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company operates in a single business segment consisting of the sale of wireless access products.

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

As of December 31, 2007, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

Provision for income taxes for the six months ended December 31, 2007 and 2006 consists of alternative minimum taxes and minimum state taxes. Since the Company recorded a valuation allowance to fully offset the amount of net deferred tax assets, no deferred tax expenses or benefits were recorded. The components of the income tax provision are as follows:

                                                    (UNAUDITED)     (UNAUDITED)
                                                    ------------   -------------
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2007           2006
                                                    ------------   ------------
Current income taxes expense:
         Federal                                    $     42,256   $         --
         State                                            13,948            800
                                                    ------------   ------------
Deferred income taxes expense (benefits):                 56,204            800
                                                              --             --
                                                    ------------   ------------
PROVISION FOR INCOME TAXES                          $     56,204   $        800
                                                    ============   ============

The significant component of the deferred tax asset at December 31, 2007 and June 30, 2007 was the federal net operating loss carry-forwards. At December 31, 2007 and June 30, 2007, the effect on the deferred tax asset from the federal net operating loss carry-forwards amounted to approximately $2,201,000 and $2,935,000, respectively, based on a federal tax rate of 34%.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2007 and June 30, 2007, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect the Company's deferred tax asset or liability.

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

Substantially all of the Company's revenues are derived from sales of wireless data products. Any significant decline in market acceptance of its products or in the financial condition of its existing customers could impair the Company's ability to operate effectively. A significant portion of the Company's revenue is derived from a small number of customers. Three customers accounted for 17.6%, 28.0%, and 43.1% of revenues for the six months ended December 31, 2007, and had related accounts receivable in the total amount of $42,950, or 7.5% of total accounts receivables at December 31, 2007.

The Company purchases its wireless products from C-Motech Co. Ltd., a design and manufacturing company located in South Korea. If the design and manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. However, there were no significant delays, capacity constraints, or quality control problems that negatively impacted the Company's revenue for the six months ended December 31, 2007 and 2006. For those periods, the Company purchased approximately $12,638,000 and $2,300,000, respectively, and had related accounts payable of $38,475 and $210,000 at December 31, 2007 and 2006, respectively.

The Company maintains its cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account. However, the Company does not anticipate any loss on excess deposits.

NOTE 5 - BALANCE SHEET DETAILS

ACCOUNT RECEIVABLES

Accounts receivable at December 31, 2007 and June 30, 2007, consisted of receivables from customers in the amounts of $574,694 and $44,915, respectively.

PREPAID EXPENSES

Prepaid expenses at December 31, 2007 and June 30, 2007 consisted of the following:

                                                    (UNAUDITED)
                                                    ------------   ------------
                                                    DECEMBER 31,     JUNE 30,
                                                        2007           2007
                                                    ------------   ------------
Prepaid liability insurance                         $         --   $        243
Prepaid rent, corporate housing                               --          4,989
Prepaid rent, administrative office                           --          1,417
                                                    ------------   ------------
TOTAL                                               $         --   $      6,649
                                                    ============   ============

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and June 30, 2007 consisted of the following:

                                                    (UNAUDITED)
                                                    ------------   ------------
                                                    DECEMBER 31,     JUNE 30,
                                                        2007           2007
                                                    ------------   ------------
Computers and software                              $     43,489   $     38,084
Furniture and fixtures                                    11,325         11,325
                                                    ------------   ------------
                                                          54,814         49,409
Less accumulated depreciation                            (27,479)       (23,191)
                                                    ------------   ------------
TOTAL                                               $     27,335   $     26,218
                                                    ============   ============

Depreciation expense associated with property and equipment was $4,288 and $2,844 for the six months ended December 31, 2007 and 2006, respectively.

INTANGIBLE ASSETS

Intangible assets at December 31, 2007 and June 30, 2007 consisted of the following:

                                                    (UNAUDITED)
                                                    ------------   ------------
                                                    DECEMBER 31,     JUNE 30,
                                                        2007           2007
                                                    ------------   ------------
Certifications: CDG test licenses                   $    171,280   $    171,280
Less accumulated amortization                            (69,562)       (41,016)
                                                    ------------   ------------
TOTAL                                               $    101,718   $    130,264
                                                    ============   ============

Certifications have life of 3 years or the life of the CDG test based on the life of the CDMA wireless data product. CDG test certifications are required to launch and market new CDMA wireless data products with carriers in North, Caribbean and South American countries. Certifications are issued as being a qualifier of CDG1 (CDMA Development Group Stage 1), CDG 2 and CDG 3. Amortization expense associated with intangible assets was $28,546 and $39,358 for the six months ended December 31, 2007 and 2006, respectively.

OTHER ASSETS

Other assets at December 31, 2007 and June 30, 2007 consisted of the following:

                                                    (UNAUDITED)
                                                    ------------   ------------
                                                    DECEMBER 31,     JUNE 30,
                                                        2007           2007
                                                    ------------   ------------
Lease deposit, corporate housing                    $        709   $        709
Lease deposit, administrative office                       4,170          4,170
Utility deposit                                              282            282
                                                    ------------   ------------
TOTAL                                               $      5,161   $      5,161
                                                    ============   ============

ACCRUED LIABILITIES

Accrued liabilities at December 31, 2007, and June 30, 2007 consisted of the following:

                                                    (UNAUDITED)
                                                    ------------   ------------
                                                    DECEMBER 31,     JUNE 30,
                                                        2007           2007
                                                    ------------   ------------
Salaries payable                                    $     85,418   $     94,418
Accrued professional fees payable                         40,217         50,217
Tax payable                                                   --         34,390
                                                    ------------   ------------
TOTAL                                               $    125,635   $    179,025
                                                    ============   ============

NOTE PAYABLE

On August 20, 2002, the Company's wholly owned subsidiary, ARG, issued a promissory note to a stockholder of the Company in the amount of $550,000, including 10% interest due on March 20, 2004. The Company and the stockholder agreed to change the promissory note to a convertible promissory note in the amount of $550,000, including 10% interest for the year ended June 30, 2004. The Company paid off $10,000 and $100,000 during the 2006 and 2007 fiscal years respectively, and an additional $6,000 was offset by the stock subscription receivable from the stockholder during the 2007 fiscal year. This note of $434,000 was not converted to our Common Stock as of December 31, 2007 and June 30, 2007.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company had the following off-balance sheet obligations and other commitments at December 31, 2007

         OPERATING LEASES

         The Company leases its administrative facilities under a non-cancelable operating lease that expires on June 30, 2008, and its principal future obligations and commitments as of the expiration date is $31,068. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $31,129 and $29,403 for the six months ended December 31, 2007 and 2006, respectively.

         The Company leases its corporate housing facility under a non-cancelable operating lease that expires on March 31, 2008 for its vendors, and its principal future obligations and commitments as of the expiration date is $4,476. Rent expense related to the operating lease was $8,727 and $0 for the six months ended December 31, 2007 and 2006, respectively.

         The Company leases one automobile under an operating lease that expires on July 22, 2009. Lease expense was $3,226 and $3,569 for the six months ended December 31, 2007 and 2006, respectively.

         LITIGATION

         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

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

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of December 31, 2007, the Company did not have any dilutive common stock shares.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect this to have a material impact on the Company's financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect this to have a material impact on the Company's financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not expect this to have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company does not expect this to have a material impact on the Company's financial statements.

In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognizing, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company is currently adopting and evaluating the impact, if any, that FIN 48 will have on its financial statements, and FIN 48 is not expected to have a material impact on the Company's financial statements.

There are no other accounting standards issued as of December 31, 2007 that are expected to have a material impact on the Company's financial statements.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company purchased CDMA wireless data products in the amount of $12,638,000 or 100% of total inventory purchases, from C-Motech Co. Ltd., for the six months ended December 31, 2007 and had related accounts payable of $38,475 at December 31, 2007. C-Motech Co. Ltd owns 133,684,402 shares of the Company's Common Stocks, or 14.4% of outstanding, and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.

NOTE 10 - SUBSEQUENT EVENTS

Following approval by the Company's Board of Directors and shareholders, the Company completed the following transactions in January of 2008:

1.        Reincorporated from California to Nevada.
2. Effected a 1 for 70 reverse stock split of the Common Stock and a change in the authorized shares of Common Stock to 50,000,000. As a result, at January 31, 2008, the Company had 50,000,000 shares of Common Stock authorized and 13,230,684 shares of Common Stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Report and the financial statements and notes thereto and Management's Discussion and Analysis or Results of Operations contained in the Company's Form 10-KSB filed on September 19, 2007 for the year ended June 30, 2007.

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

The Company's wireless products are marketed through Original Equipment Manufacturers ("OEMs") and distributors, as well as directly to operators and end users. The Company's customer base extends from the United States, Caribbean, and South American Countries to African countries; these customers consist of major carriers / operators, distributors and end users. The Company's USB modems are certified by Sprint, Alltel, Cellular South, NTELOS, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela and by TSTT in Trinidad and Tobago.

In the middle of 2007, the Company launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express card modem, to North and South American countries. The Company also unveiled its CGU-628 Mobile Broadband USB modem, which provides a flexible way for users to connect to high-speed downlink packet access ("HSDPA") network. The Company anticipates that the sales of these new products will be a key to the Company's future growth through its brand recognition and an increase in marketing effort, leveraging sales to its existing customers.

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

SEGMENT REPORTING

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company operates in a single business segment consisting of the sale of wireless access products.

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

As of December 31, 2007, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

Provision for income taxes for the six months ended December 31, 2007 and 2006 consists of alternative minimum taxes and minimum state taxes. Since the Company recorded a valuation allowance to fully offset the amount of net deferred tax assets, no deferred tax expenses or benefits were recorded. The components of the income tax provision are as follows:

                                                    (UNAUDITED)     (UNAUDITED)
                                                    ------------   ------------
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2007           2006
                                                    ------------   ------------
Current income taxes expense:
         Federal                                    $     42,256   $         --
         State                                            13,948            800
                                                    ------------   ------------
Deferred income taxes expense (benefits):                 56,204            800
                                                              --             --
                                                    ------------   ------------
PROVISION FOR INCOME TAXES                          $     56,204   $        800
                                                    ============   ============

The significant component of the deferred tax asset at December 31, 2007 and June 30, 2007 was the federal net operating loss carry-forwards. At December 31, 2007 and June 30, 2007, the effect on the deferred tax asset from the federal net operating loss carry-forwards amounted to approximately $2,201,000 and $2,935,000, respectively, based on federal tax rate of 34%.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2007 and June 30 2007, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect the Company's deferred tax asset or liability.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2007 and 2006, selected statements of operations data expressed as a percentage of sales:

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   DECEMBER 31,                 DECEMBER 31,
                                                           ---------------------------   ---------------------------
                                                               2007           2006           2007           2006
                                                           ------------   ------------   ------------   ------------

Net Sales                                                       100.0%         100.0%          100.0%       100.0%
Cost of goods sold                                               75.6%          73.2%           76.5%        72.0%
                                                           ------------   ------------   ------------   ------------
Gross profit                                                     24.4%          26.8%           23.5%        28.0%
                                                           ------------   ------------   ------------   ------------

Operating expenses:
     Selling, general and administrative expenses                11.1%          15.3%            8.9%        17.1%
                                                           ------------   ------------   ------------   ------------
Total operating expenses                                         11.1%          15.3%            8.9%        17.1%
                                                           ------------   ------------   ------------   ------------

Income from operations                                           13.3%          11.5%           14.6%        10.9%

Other income                                                      0.7%           0.4%            0.6%         0.4%
                                                           ------------   ------------   ------------   ------------

Net income before income taxes                                   14.0%          11.9%           15.2%        11.3%

Provision for income taxes                                        0.4%              -            0.3%            -
                                                           ------------   ------------   ------------   ------------

Net income                                                       13.6%          11.9%           14.9%        11.3%
                                                           ============   ============   ============   ============

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

THREE MONTHS ENDED DECEMBER 31, 2007
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

NET SALES

Net sales increased by $6,057,927, or 336.4%, to $7,858,549 for the three months ended December 31, 2007 from $1,800,622 for the corresponding period of 2006. The overall increase in sales was primarily due to strong demand for the Company's new data products of CDU-680, CDU-650, and CDX-650, which were introduced in the middle of 2007. The overall increase was also due to the increase in sales volume in the United States as well as in Caribbean and South American countries, in the amount of $1,159,819 and 6,698,650 respectively, for the three months ended December 31, 2007, compared to $56,798 and $1,744,929 for the corresponding period of 2006, an increase of 1,942.0% and 283.9%, respectively.

GROSS PROFIT

Gross profit increased by $1,436,009, or 298.0% to $1,917,881 for the three months ended December 31, 2007 from $481,872 for the corresponding period of 2006. The increase was primarily due to the increase in sales volume in the United States as well as in Caribbean and South American countries. The gross profit in terms of net sales percentage was 24.4% for the three months ended December 31, 2007 compared to 26.8% for the corresponding period of 2006. The overall decrease in gross profit as a percentage of net sales was primarily due to the negative impact of competitive pricing pressures on the Company's sales prices in the United States. Net sales recognized for CDMA data products in the United States was $1,159,819, or 14.8% of total sales, for the three months ended December 31, 2007, compared to $56,798, or 3.2% of total sales, for the corresponding period of 2006, an increase of $1,103,021, or 1,942.0%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased by $599,285, or 217.6%, to $874,736 for the three months ended December 31, 2007 from $275,450 for the corresponding period of 2006. The increase was primarily due to an increase in sales and marketing efforts, which included hiring new personnel to expand our marketing and customer support functions, which increased salary and related expenses. For the three months ended December 31, 2007, the Company had an increase in sales commission expense of $412,080, a decrease in marketing expense of $10,171, an increase in travel expense of $11,071, an increase in professional fees of $21,781, and an increase in payroll expense of $144,565, compared to the corresponding period of 2006. Payroll expenses were increased due to not only the hiring new personnel but also the bonus payment of $56,500 to share profits with the management and employees for the three months ended December 31, 2007.

OTHER INCOME (EXPENSE), NET

Other income increased by $49,932, or 690.9%, to $57,170 for the three months ended December 31, 2007 from $7,237 for the corresponding period of 2006. The overall increase is primarily due to the interest income of $38,675 and the legal settlement income of $16,304 for the three months ended December 31, 2007.

SIX MONTHS ENDED DECEMBER 31, 2007
COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

NET SALES

Net sales increased by $13,733,092, or 495.8%, to $16,503,242 for the six months ended December 31, 2007 from $2,770,150 for the corresponding period of 2006. The overall increase in sales was primarily due to strong demand for the Company's new data products of CDU-680, CDU-650, and CDX-650, which were introduced in the middle of 2007. The overall increase was also due to the increase in sales volume in the United States as well as in Caribbean and South American countries, in the amount of $6,166,292 and 10,333,980 respectively, for the six months ended December 31, 2007, compared to $172,000 and $2,598,150 for the corresponding period of 2006, an increase of 3,485.1% and 297.7% respectively.

GROSS PROFIT

Gross profit increased by $3,099,153, or 399.6% to $3,874,703 for the six months ended December 31, 2007 from $775,550 for the corresponding period of 2006. The increase was primarily due to the increase in sales volume of the Company's data products in the United States as well as in Caribbean and South American countries. The gross profit in terms of net sales percentage was 23.5% for the six months ended December 31, 2007 compared to 28.0% for the corresponding period of 2006. The overall decrease in gross profit as a percentage of net sales was primarily due to the negative impact of competitive pricing pressures on the Company's sales prices in the United States. Net sales recognized for CDMA data products in the United States was $6,166,292, or 37.4% of total sales, for the six months ended December 31, 2007, compared to $172,000, or 6.2% of total sales, for the corresponding period of 2006, an increase of $5,994,292, or 3,485.1%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expenses increased by $984,656, or 207.4%, to $1,459,370 for the six months ended December 31, 2007 from $474,714 for the corresponding period of 2006. The increase was primarily due to an increase in sales and marketing efforts, which included hiring new personnel to expand our marketing and customer support functions, which increased salary and related expenses. For the six months ended December 31, 2007, the Company had an increase in sales commission expense of $615,480, a decrease in marketing expense of $4,779, an increase in travel expense of $14,522, an increase in professional fees of $33,883, and an increase in payroll expense of $296,268, compared to the corresponding period of 2006. Payroll expenses were increased due to not only the hiring new personnel but also the bonus payment of $120,000 to share profits with the management and employees for the six months ended December 31, 2007.

OTHER INCOME (EXPENSE), NET

Other income increased by $80,850, or 644.4%, to $93,397 for the six months ended December 31, 2007 from $12,547 for the corresponding period of 2006. The overall increase is due to the interest income of $74,718 and the legal settlement income of $16,304 for the six months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,934,565 to $4,412,158 at December 31, 2007, compared to $2,477,593 at June 30, 2007. The increase was primarily from the net income of $2,452,526.

OPERATING ACTIVITIES

Net cash provided by operating activities was $1,928,575 and $102,655 for the six months ended December 31, 2007, and 2006, respectively. The increase from the prior period is primarily due to the increase in net income.

INVESTING ACTIVITIES

Net cash used in investing activities was $5,405 and $56,353 the six months ended December 31, 2007 and 2006, respectively, consisting of capital expenditures.

FINANCING ACTIVITIES

Net cash provided by financing activities was $11,395 and $400,000 for the six months ended December 31, 2007 and 2006, respectively, consisting of receipt of stock subscription receivable and proceeds from a future common stock issuance.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had the following off-balance sheet obligations and other commitments at December 31, 2007:

         OPERATING LEASES

         The Company leases its administrative facilities under a non-cancelable operating lease that expires on June 30, 2008, and its principal future obligations and commitments as of the expiration date is $31,068. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $31,129 and $29,403 for the six months ended December 31, 2007 and 2006, respectively.

         The Company leases its corporate housing facility under a non-cancelable operating lease that expires on March 31, 2008 for its vendors, and its principal future obligations and commitments as of the expiration date is $4,476. Rent expense related to the operating lease was $8,727 and $0 for the six months ended December 31, 2007 and 2006, respectively.

         The Company leases one automobile under an operating lease that expires on July 22, 2009. Lease expense was $3,226 and $3,569 for the six months ended December 31, 2007 and 2006, respectively.

         LITIGATION

         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

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

THE COMPANY RELIES ON A SINGLE SOURCE FOR THE MANUFACTURE OF OUR PRODUCTS

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

THE LOSS OF ANY OF THE COMPANY'S MATERIAL CUSTOMERS COULD ADVERSELY AFFECT ITS REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.

The Company depends on a small number of customers for a significant portion of its revenues. During the six months ended December 31, 2007, three customers accounted for 17.6%, 27.9%, and 43.1% of revenues. If either of these customers reduce their business with the Company or suffer from business failure, the Company's revenues and profitability could decline, perhaps materially.

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

AS THE COMPANY'S BUSINESS EXPANDS INTERNATIONALLY, IT WILL BE EXPOSED TO ADDITIONAL RISKS RELATING TO INTERNATIONAL OPERATIONS

The Company's expansion into international operations exposes the Company to additional risks unique to such international markets, including the following:

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

THE COMPANY MAY NEED ADDITIONAL FINANCING DUE TO LIMITED RESOURCES

The Company's financial resources are limited, and the amount of funding that is required to develop and commercialize its products and technologies is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to the Company. Lack of funds may cause the Company to delay, reduce and/or abandon certain or all aspects of its development and commercialization programs. The Company may seek additional financing through the issuance of equity or convertible debt securities. The percentage ownership of its stockholders would be reduced, stockholders could experience additional dilution, and such securities may have rights, preferences and privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of desirable acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a materially adverse effect on its business, results of operations and financial conditions.

ITEM 3.  CONTROLS AND PROCEDURES

The Company did not carry out a full evaluation of the effectiveness of the design and operation of its disclosure controls and procedures at the end of the period covered by this Form 10-QSB pursuant to Rule 13a-15 of the Exchange Act. However, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") concluded that its disclosure controls and procedures related to internal control over financial reporting were effective.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this report the Company solicited consents from shareholders for the following actions:

     1. Reincorporation from California to Nevada.
     2. Effecting a 1 for 70 reverse stock split of the Common Stock and a change in the authorized shares of Common Stock to 50,000,000.

     Consents from shareholders holding over 50% of the outstanding shares of Common Stock were received, and the reincorporation and reverse stock split were consummated in January 2008.

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

Dated: February 11, 2008