Form 10QSB
period 2008-03-31
FRANKLIN WIRELESS CORP
filed 2008-05-14
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2008

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


        9823 PACIFIC HEIGHTS BLVD., SUITE J, SAN DIEGO, CALIFORNIA 92121
        ----------------------------------------------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (858) 623-0000


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      TITLE OF EACH CLASS OF COMMON STOCK         OUTSTANDING AT MAY 13, 2008
   ----------------------------------------       --------------------------
   Common Stock, par value $0.001 per share                13,231,491

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                             FRANKLIN WIRELESS CORP.
                                      INDEX

                                                                       PAGE NO.
                                                                      ----------

                         PART I - FINANCIAL INFORMATION

Item 1:      Financial Statements
               Statements of Operations for the Three and Nine
                 Months Ended March 31, 2008 and 2007 (Unaudited) .........  3
               Balance Sheets at March 31, 2008 (Unaudited) and
                 June 30, 2007 ............................................  4
               Statements of Cash Flows for the Nine Months Ended
                 March 31, 2008 and 2007 (Unaudited) ......................  5
               Notes to Unaudited Financial Statements ....................  6
Item 2:      Management's Discussion and Analysis or Plan of Operations.... 14
Item 3A(T):  Controls and Procedures ...................................... 23

                           PART II - OTHER INFORMATION

Item 1:      Legal Proceedings ............................................ 23
Item 2:      Unregistered Sales of Equity Securities and Use of
               Proceeds ................................................... 23
Item 3:      Defaults Upon Senior Securities .............................. 23
Item 4:      Submission of Matters to a Vote of Security Holders .......... 23
Item 5:      Other Information ............................................ 24
Item 6:      Exhibits ..................................................... 24

             Signatures ................................................... 25
             Certifications ............................................... 54

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               FRANKLIN WIRELESS CORP.
                                               STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            MARCH 31,                           MARCH 31,
                                                --------------------------------    --------------------------------
                                                     2008              2007              2008              2007
                                                --------------    --------------    --------------    --------------
Net sales                                       $    7,395,200    $    3,226,915    $   23,898,442    $    5,997,065
Cost of goods sold                                   5,619,995         2,253,540        18,248,534         4,248,140
                                                --------------    --------------    --------------    --------------
Gross profits                                        1,775,205           973,375         5,649,908         1,748,925
                                                --------------    --------------    --------------    --------------

Operating expenses:
     Selling, general, and administrative              873,869           582,595         2,333,239         1,057,309
                                                --------------    --------------    --------------    --------------
Total operating expenses                               873,869           582,595         2,333,239         1,057,309
                                                --------------    --------------    --------------    --------------

Income from operations                                 901,336           390,780         3,316,669           691,616

Other income:
     Interest income                                    33,513            10,760           108,230            22,989
     Other income                                          256               846            18,935             1,164
     Other expenses                                          -                (5)                -                (5)
     Loss on impairment of intangible assets                 -           (19,167)                -           (19,167)
                                                --------------    --------------    --------------    --------------
Net other income (expense)                              33,769            (7,566)          127,165             4,981
                                                --------------    --------------    --------------    --------------

Net income before income taxes                         935,105           383,214         3,443,834           696,597

Provision for income taxes                             203,638                 -           259,842               800
                                                --------------    --------------    --------------    --------------

Net income                                      $      731,467    $      383,214    $    3,183,992    $      695,797
                                                ==============    ==============    ==============    ==============


Basic earnings per share                        $         0.06    $         0.03    $         0.24    $         0.06
Diluted earnings per share                      $         0.06    $         0.03    $         0.24    $         0.06

Weighted average common shares outstanding -
  basic                                             13,231,491        12,814,858        13,231,491        12,729,613
Weighted average common shares outstanding -
  diluted                                           13,231,491        12,814,858        13,231,491        12,729,613


See accompanying notes to unaudited financial statements.




                                      FRANKLIN WIRELESS CORP.
                                           BALANCE SHEETS


                                                                    (UNAUDITED)
                                                                     MARCH 31,         JUNE 30,
                                                                       2008              2007
                                                                  --------------    --------------

ASSETS
  Current assets:
    Cash and cash equivalents                                     $    5,552,736    $    2,477,593
    Accounts receivable                                               2,291,045            44,915
    Inventories                                                           16,698            10,830
    Prepaid expenses                                                         657             6,649
                                                                  --------------    --------------
        Total current assets                                           7,861,136         2,539,987
  Property and equipment, net                                             68,932            26,218
  Intangible assets, net                                                  87,444           130,264
  Other assets                                                             5,161             5,161
                                                                  --------------    --------------
    TOTAL ASSETS                                                  $    8,022,673    $    2,701,630
                                                                  ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                              $    2,740,110    $       68,064
    Advance payment from customers                                             -           354,500
    Accrued liabilities                                                   87,135           179,025
    Note payable                                                         334,000           434,000
                                                                  --------------    --------------
        Total current liabilities                                      3,161,245         1,035,589
                                                                  --------------    --------------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY
    Preferred stock, par value of $0.001 per share,
      authorized 10,000,000 shares; No preferred
      stock issued and outstanding as of March 31,
      2008 and June 30, 2007                                                    -                 -
    Common stock, par value of $0.001 per share,
      authorized 50,000,000 shares; Common stock of
      13,241,491 issued and outstanding as of
      March 31, 2008 and June 30, 2007                                    13,242            13,242
    Additional paid-in capital                                         5,016,151         5,016,151
    Stock subscription receivable                                              -           (11,395)
    Accumulated deficit                                                 (167,965)       (3,351,957)
                                                                  --------------    --------------
        Total stockholders' equity                                     4,861,428         1,666,041
                                                                  --------------    --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    8,022,673    $    2,701,630
                                                                  ==============    ==============


See accompanying notes to unaudited financial statements.






                                    FRANKLIN WIRELESS CORP.
                                   STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                         MARCH 31,
                                                             --------------------------------
                                                                  2008              2007
                                                             --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $    3,183,992    $      695,797
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                      6,901             4,800
    Amortization of intangible assets                                42,820            59,714
    Bad debt                                                          2,200                 -
    Loss on impairment of intangible assets                               -            19,167
    Increase (decrease) in cash due to change in:
      Accounts receivable                                        (2,248,330)          (39,659)
      Inventory                                                      (5,868)          (13,370)
      Prepaid expenses                                                5,992                 -
      Accounts payable                                            2,672,046             1,683
      Advance payment from customers                               (354,500)                -
      Accrued liabilities                                           (91,890)          (57,834)
                                                             --------------    --------------
Net cash provided by operating activities                         3,213,363           670,298
                                                             --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (49,615)          (19,418)
  Purchases of intangible assets                                          -           (53,780)
                                                             --------------    --------------
Net cash used in investing activities                               (49,615)          (73,198)
                                                             --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of note payable                                          (100,000)         (100,000)
  Additional borrowings from stockholders                                 -           400,000
  Receipt of stock subscription receivable                           11,395                 -
                                                             --------------    --------------
Net cash used by financing activities                               (88,605)          300,000
                                                             --------------    --------------

Net increase in cash and cash equivalents                         3,075,143           897,100
Cash and cash equivalents, beginning of period                    2,477,593           568,387
                                                             --------------    --------------
Cash and cash equivalents, end of period                     $    5,552,736    $    1,465,487
                                                             ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                 $            -    $            -
    Income taxes                                             $      259,842    $          800


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

The Company's wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA") and High-Speed Packet Access technology ("HSPA technology") of Wideband Code Division Multiple Access ("WCDMA"), which are wireless radio broadband data standards adopted by many CDMA and WCDMA mobile service providers, and enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution picture, video, and music contents.

The Company's wireless products are purchased through Original Equipment Manufacturers ("OEMs") and marketed through distributors, as well as directly to operators and end users. The Company's customer base extends from the United States, Caribbean, and South American Countries to African countries; these customers consist of major carriers / operators, distributors and end users. The Company's USB modems are certified by Sprint, Alltel, Cellular South, NTELOS, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela and by TSTT in Trinidad and Tobago.

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

NOTE 2 - DISCONTINUED OPERATIONS

On October 30, 2007, the Board of Directors approved the dissolution of its only subsidiary, ARG, which has been inactive since August 2003. As a part of the dissolution, the Company assumed the liability of ARG of $434,000, a note payable. During the three months ended March 31, 2008, the Company repaid $100,000, and the remaining note amounted to $334,000 as of March 31, 2008. The subsidiary did not have revenue, expense, asset or component of stockholders' equity as of March 31, 2008 and June 30, 2007, and for the nine months ended March 31, 2008 and 2007.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-QSB. The balance sheet is unaudited as of March 31, 2008 and audited as of June 30, 2007. The statements of operations are unaudited for the three and nine months ended March 31, 2008 and 2007, and the statements of cash flows are unaudited for the nine months ended March 31, 2008 and 2007. In the opinion of management, the unaudited financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company's Form 10-KSB, filed on September 19, 2007.

The operating results or cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SEGMENT REPORTING

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company operates in a single business segment consisting of sale of wireless access products.

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

SHIPPING AND HANDLING COST

Most of shipping and handling costs are paid by the customers directly to the shipping companies. The Company does not collect and incur shipping and handling costs, except for two customers. The shipping and handling costs totaled $18,111 and $11,678 for the nine and three months ended March 31, 2008.

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

As of March 31, 2008, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

The components of the income tax provision for the nine months ended March 31, 2008 and 2007 are as follows:

                                                 (UNAUDITED)       (UNAUDITED)
                                                --------------    --------------
                                                  MARCH 31,         MARCH 31,
                                                     2008              2007
                                                --------------    --------------
    Current income taxes expense:
         Federal                                $      179,602    $            -
         State                                          80,240               800
                                                --------------    --------------
    Deferred income taxes expense (benefits):          259,842               800
                                                             -                 -
                                                --------------    --------------
    PROVISION FOR INCOME TAXES                  $      259,842    $          800
                                                ==============    ==============

Provision for income taxes for the nine months ended March 31, 2008 consists of alternative minimum taxes of $56,204 and regular taxes of $203,638. Provision for income taxes for the corresponding period of 2007 was minimum state taxes of $800. Since the Company recorded a valuation allowance to fully offset the amount of net deferred tax assets, no deferred expenses or benefits were recorded. The significant component of the deferred tax asset at March 31, 2008 and June 30, 2007 was the federal net operating loss carry-forwards. At March 31, 2008 and June 30, 2007, the effect on the deferred tax asset from the federal net operating loss carry-forwards amounted to approximately $2,034,000 and $2,935,000, respectively, based on federal tax rate of 34%.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2008 and June 30 2007, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect the Company's deferred tax asset or liability.

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

Substantially all of the Company's revenues are derived from sales of wireless data products. Any significant decline in market acceptance of its products or in the financial condition of its existing customers could impair the Company's ability to operate effectively. A significant portion of the Company's revenue is derived from a small number of customers. Three customers accounted for 43.7%, 22.6%, and 19.3% of revenues for the nine months ended March 31, 2008, and had related accounts receivable in the total amount of $1,705,000, or 74.4% of total accounts receivable at March 31, 2008.

The Company purchases its wireless products from C-Motech Co. Ltd., a design and manufacturing company located in South Korea. If the design and manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. However, there were no significant delays, capacity constraints, or quality control problems that negatively impacted the Company's revenue for the nine months ended March 31, 2008 and 2007. For those periods, the Company purchased approximately $18,254,402 and $2,877,450, respectively, and had related accounts payable of $2,394,700 and $2,250 at March 31, 2008 and 2007 respectively.

The Company maintains its cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account. However, the Company does not anticipate any loss on excess deposits.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and June 30, 2007 consisted of the following:

                                                (UNAUDITED)
                                               --------------    --------------
                                                 MARCH 31,          JUNE 30,
                                                    2008              2007
                                               --------------    --------------
    Computers and software                     $       46,130    $       38,084
    Furniture and fixtures                             52,894            11,325
                                               --------------    --------------
                                                       99,024            49,409
    Less accumulated depreciation                     (30,092)          (23,191)
                                               --------------    --------------
    TOTAL                                      $       68,932    $       26,218
                                               ==============    ==============

Depreciation expense associated with property and equipment was $6,901 and $4,800 for the nine months ended March 31, 2008 and 2007, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets at March 31, 2008 and June 30, 2007 consisted of the following:

                                                (UNAUDITED)
                                               --------------    --------------
                                                 MARCH 31,          JUNE 30,
                                                    2008              2007
                                               --------------    --------------
    Certifications: CDG test licenses          $      171,280    $      171,280
    Less accumulated amortization                     (83,836)          (41,016)
                                               --------------    --------------
    TOTAL                                      $       87,444    $      130,264
                                               ==============    ==============

Certifications have life of 3 years or the life of the CDG test based on the life of the CDMA wireless data product. CDG test certifications are required to launch and market new CDMA wireless data products with carriers in North, Caribbean and South American countries. Certifications are issued as being a qualifier of CDG1 (CDMA Development Group Stage 1), CDG 2 and CDG 3. Amortization expense associated with intangible assets was $42,820 and $59,714 for the nine months ended March 31, 2008 and 2007, respectively.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2008, and June 30, 2007 consisted of the following:

                                                (UNAUDITED)
                                               --------------    --------------
                                                 MARCH 31,          JUNE 30,
                                                    2008              2007
                                               --------------    --------------
    Salaries payable                           $       55,918    $       94,418
    Accrued professional fees payable                  31,217            50,217
    Tax payable                                             -            34,390
                                               --------------    --------------
    TOTAL                                      $       87,135    $      179,025
                                               ==============    ==============

NOTE 8 - NOTE PAYABLE

On August 20, 2002, the Company's wholly owned subsidiary, ARG issued a promissory note to a stockholder of the Company in the amount of $550,000 including 10% interest due on March 20, 2004. ARG has been in active since August 2003, and as a result, the Company and the stockholder agreed to assume the liability in the amounts of $550,000 including 10% interest for the year ended June 30, 2004. The Company repaid $10,000 and $100,000 during the 2006 and 2007 fiscal years respectively, and an additional $6,000 was offset by the stock subscription receivable from the stockholder during the 2007 fiscal year. During the three months ended March 31, 2008, the Company repaid $100,000, and the remaining note amounted $334,000 as of March 31, 2008.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company had the following off-balance sheet obligations and other commitments at March 31, 2008

      OPERATING LEASES

      The Company leases its administrative facilities under a non-cancelable operating lease that expires on June 30, 2008, and its principal future obligations and commitments as of the expiration date is $15,627. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $47,221 and $49,355 for the nine months ended March 31, 2008 and 2007, respectively.

      The Company leases its corporate housing facility under a non-cancelable operating lease that expires on September 30, 2008 for its vendors, and its principal future obligations and commitments as of the expiration date is $8,952. Rent expense related to the operating lease was $13,203 and $0 for the nine months ended March 31, 2008 and 2007, respectively.

      The Company leases one automobile under an operating lease that expires on July 22, 2009. Lease expense was $4,839 and $5,182 for the nine months ended March 31, 2008 and 2007, respectively.

      LITIGATION

      The Company may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

      CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

      In January 2005, the Company entered into a Co-development, Co-ownership, and Supply Agreement (the "Agreement") with C-Motech Co. Ltd., located in South Korea. The Agreement provides exclusive rights to market and sell its CDMA wireless data products in North, Central and South American countries. Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory and C-Motech Co. Ltd. is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500 and 6500 chipset solutions provided or designed by C-Motech Co. Ltd. or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. The term of the Agreement commenced on January 5, 2005, with automatic renewal terms of additional one year. The Agreement may be terminated by either party by providing a written notice to terminate at least ninety days prior to the end of the term.

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. As of March 31, 2008 and June 30, 2007, the Company did not have any dilutive securities outstanding.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles ("GAAP"). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Board has agreed to consider delaying the original effective date of fiscal years beginning after November 15, 2007. Since the delay is not assured, the Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position as of January 1, 2008.

In February 2007, FASB issued FASB Statement No. 159, "Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will need to adopt SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its results of operations and financial position.

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

There are no other accounting standards issued as of May 9, 2008 that are expected to have a material impact on the Company's financial statements.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company purchased CDMA wireless data products in the amount of $18,254,402, or 100% of total inventory purchases, from C-Motech Co. Ltd., for the nine months ended March 31, 2008 and had related accounts payable of $2,394,700 at March 31, 2008. C-Motech Co. Ltd owns 3,370,356 shares of the Company's Common Stock, or approximately 25% of the outstanding Common Stock, after acquiring 1,460,577 shares of Common Stock during the three months ended March 31, 2008. Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition or Plan of Operations contained in the Company's Form 10-KSB filed on September 19, 2007 for the year ended June 30, 2007.

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

The Company's wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA") and High-Speed Packet Access technology ("HSPA technology") of Wideband Code Division Multiple Access ("WCDMA"), which are wireless radio broadband data standards adopted by many CDMA and WCDMA mobile service providers, and enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution picture, video, and music contents.

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

As of March 31, 2008, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

The components of the income tax provision for the nine months ended March 31, 2008 and 2007 are as follows:

                                                 (UNAUDITED)       (UNAUDITED)
                                                --------------    --------------
                                                  MARCH 31,         MARCH 31,
                                                     2008              2007
                                                --------------    --------------
    Current income taxes expense:
         Federal                                $      179,602    $            -
         State                                          80,240               800
                                                --------------    --------------
    Deferred income taxes expense (benefits):          259,842               800
                                                             -                 -
                                                --------------    --------------
    PROVISION FOR INCOME TAXES                  $      259,842    $          800
                                                ==============    ==============

Provision for income taxes for the nine months ended March 31, 2008 consists of alternative minimum taxes of $56,204 and regular taxes of $203,638. Provision for income taxes for the corresponding period of 2007 was minimum state taxes of $800. Since the Company recorded a valuation allowance to fully offset the amount of net deferred tax assets, no deferred expenses or benefits were recorded. The significant component of the deferred tax asset at March 31, 2008 and June 30, 2007 was the federal net operating loss carry-forwards. At March 31, 2008 and June 30, 2007, the effect on the deferred tax asset from the federal net operating loss carry-forwards amounted to approximately $2,034,000 and $2,935,000, respectively, based on federal tax rate of 34%.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2008 and June 30 2007, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years. There are no other temporary differences or carry-forward tax effects that would significantly affect the Company's deferred tax asset or liability.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2008 and 2007, selected statements of operations data expressed as a percentage of sales:

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               MARC 31,                    MARCH 31,
                                                       ------------------------    ------------------------
                                                          2008          2007          2008          2007
                                                       ----------    ----------    ----------    ----------
    Net Sales                                              100.0%        100.0%        100.0%        100.0%
    Cost of goods sold                                      76.0%         69.8%         76.4%         70.8%
                                                       ----------    ----------    ----------    ----------
    Gross profit                                            24.0%         30.2%         23.6%         29.2%
                                                       ----------    ----------    ----------    ----------

    Operating expenses:
      Selling, general and administrative expenses          11.8%         18.1%          9.7%         17.7%
                                                       ----------    ----------    ----------    ----------
    Total operating expenses                                11.8%         18.1%          9.7%         17.7%
                                                       ----------    ----------    ----------    ----------

    Income from operations                                  12.2%         12.1%         13.9%         11.5%

      Other income                                           0.5%        (0.2)%          0.5%          0.1%
                                                       ----------    ----------    ----------    ----------

      Net income before income taxes                        12.7%         11.9%         14.4%         11.6%

      Provision for income taxes                             2.8%             -          1.1%             -
                                                       ----------    ----------    ----------    ----------

      Net income                                             9.9%         11.9%         13.3%         11.6%
                                                       ==========    ==========    ==========    ==========

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

THREE MONTHS ENDED MARCH 31, 2008
COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

NET SALES

Net sales increased by $4,168,285, or 129.2%, to $7,395,200 for the three months ended March 31, 2008 from $3,226,915 for the corresponding period of 2007. The overall increase in sales was primarily due to strong demand for the Company's new data products of CDU-680, CDU-650, and CDX-650, which were introduced in the middle of 2007. The overall increase was also due to the increase in sales volume in the United States as well as in Caribbean and South American countries, in the amount of $1,445,841 and $5,949,322 respectively, for the three months ended March 31, 2008, compared to $615,794 and $2,608,635 for the corresponding period of 2007, an increase of 134.8% and 128.1%, respectively.

GROSS PROFIT

Gross profit increased by $801,830, or 82.4% to $1,775,205 for the three months ended March 31, 2008 from $973,375 for the corresponding period of 2007. The increase was primarily due to the increase in sales volume in the United States as well as in Caribbean and South American countries. The gross profit in terms of net sales percentage was 24.0% for the three months ended March 31, 2008 compared to 30.2% for the corresponding period of 2007. The overall decrease in gross profit as a percentage of net sales was primarily due to the negative impact of competitive pricing pressures on the Company's sales prices in the overall market.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased by $291,274, or 50.0%, to $873,869 for the three months ended March 31, 2008 from $582,595 for the corresponding period of 2007. The increase was primarily due to an increase in sales and marketing efforts, which included hiring new personnel to expand our marketing and customer support functions, which increased salary and related expenses. For the three months ended March 31, 2008, the Company had an increase in promotion and marketing expense of $122,572, an increase in travel expense of $5,936, and an increase in payroll expense of $275,459, compared to the corresponding period of 2007. Payroll expenses were increased due to not only the hiring new personnel but also the bonus payment of $40,000 to share profits with the management and employees for the three months ended March 31, 2008.

OTHER INCOME (EXPENSE), NET

The net of other income (expense) increased by $41,336, or 546.3%, to $33,769 for the three months ended March 31, 2008 from the negative net of $7,566 for the corresponding period of 2007. The overall increase is primarily due to the interest income of $33,513 for the three months ended March 31, 2008.

NINE MONTHS ENDED MARCH 31, 2008
COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

NET SALES

Net sales increased by $17,901,377, or 298.5%, to $23,898,442 for the nine months ended March 31, 2008 from $5,997,965 for the corresponding period of 2007. The overall increase in sales was primarily due to strong demand for the Company's new data products of CDU-680, CDU-650, and CDX-650, which were introduced in the middle of 2007. The overall increase was also due to the increase in sales volume in the United States as well as in Caribbean and South American countries, in the amount of $7,612,133 and $16,283,302 respectively, for the nine months ended March 31, 2008, compared to $881,394 and $5,113,730 for the corresponding period of 2007, an increase of 763.6% and 218.4% respectively.

GROSS PROFIT

Gross profit increased by $3,900,983, or 223.1% to $5,649,908 for the nine months ended March 31, 2008 from $1,748,925 for the corresponding period of 2007. The increase was primarily due to the increase in sales volume of the Company's data products in the United States as well as in Caribbean and South American countries. The gross profit in terms of net sales percentage was 23.6% for the nine months ended March 31, 2008 compared to 29.2% for the corresponding period of 2007. The overall decrease in gross profit as a percentage of net sales was primarily due to the negative impact of competitive pricing pressures on the Company's sales prices in the United States. Net sales recognized for CDMA data products in the United States was $7,612,133, or 31.9% of total sales, for the nine months ended March 31, 2008, compared to $881,394, or 14.7% of total sales, for the corresponding period of 2007, an increase of $6,730,739, or 763.6%.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased by $1,275,930, or 120.7%, to $2,333,239 for the nine months ended March 31, 2008 from $1,057,309 for the corresponding period of 2007. The increase was primarily due to an increase in sales and marketing efforts, which included hiring new personnel to expand our marketing and customer support functions, which increased salary and related expenses. For the nine months ended March 31, 2008, the Company had an increase in promotion and marketing expense of $733,273, an increase in travel expense of $20,459, and an increase in payroll expense of $442,648, compared to the corresponding period of 2007. Payroll expenses were increased due to not only the hiring new personnel but also the bonus payment of $157,000 to share profits with the management and employees for the nine months ended March 31, 2008.

OTHER INCOME (EXPENSE), NET

Other income increased by $122,184, or 2,453.1%, to $127,165 for the nine months ended March 31, 2008 from $4,981 for the corresponding period of 2007. The overall increase is due to the interest income of $108,230 and the legal settlement income of $16,304 for the nine months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $3,075,143 to $5,552,736 at March 31, 2008, compared to $2,477,593 at June 30, 2007. The increase was primarily from the net income of $3,183,992.

OPERATING ACTIVITIES

Net cash provided by operating activities was $3,213,363 and $670,298 for the nine months ended March 31, 2008, and 2007, respectively. The increase from the prior period is primarily due to the increase in net sales and net income.

INVESTING ACTIVITIES

Net cash used in investing activities was $49,615 and $73,198 the nine months ended March 31, 2008 and 2007, respectively, consisting of capital expenditures.

FINANCING ACTIVITIES

Net cash used by financing activities was $88,605 for the nine months ended March 31, 2008, consisting of payment of note payable and receipt of stock subscription receivable. Net cash provided by financing activities was $300,000 for the nine months ended March 31, 2007, consisting of proceeds from a Common Stock issuance.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had the following off-balance sheet obligations and other commitments at March 31, 2008:

      OPERATING LEASES

      The Company leases its administrative facilities under a non-cancelable operating lease that expires on June 30, 2008, and its principal future obligations and commitments as of the expiration date is $15,627. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $47,221 and $49,355 for the nine months ended March 31, 2008 and 2007, respectively.

      The Company leases its corporate housing facility under a non-cancelable operating lease that expires on September 30, 2008 for its vendors, and its principal future obligations and commitments as of the expiration date is $8,952. Rent expense related to the operating lease was $13,203 and $0 for the nine months ended March 31, 2008 and 2007, respectively.

      The Company leases one automobile under an operating lease that expires on July 22, 2009. Lease expense was $4,839 and $5,182 for the nine months ended March 31, 2008 and 2007, respectively.

      LITIGATION

      The Company may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

      CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

      In January 2005, the Company entered into a Co-development, Co-ownership, and Supply Agreement (the "Agreement") with C-Motech Co. Ltd., located in South Korea. The Agreement provides exclusive rights to market and sell its CDMA wireless data products in North, Central and South American countries. Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory and C-Motech Co. Ltd. is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500 and 6500 chipset solutions provided or designed by C-Motech Co. Ltd. or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. The term of the Agreement commenced on January 5, 2005 with automatic renewals of additional one year. The Agreement may be terminated by either party by providing a written notice to terminate at least ninety days prior to the end of the term.

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

THE COMPANY HAS HAD A HISTORY OF LOSSES

The Company experienced significant operating losses and negative cash flows from operating activities for the 2005 and 2006 fiscal years. If the Company's sales do not continue to improve and operating expenses are not reduced and monitored, it may incur additional significant net losses and negative cash flows from operations.

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

THE COMPANY OPERATES IN THE HIGH-RISK TELECOM SECTOR

The Company is in a volatile industry. In addition, its revenue model is evolving and relies substantially on the assumption that the Company will be able to successfully complete the development and sales of its products and services in the marketplace. The Company's prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development and marketing. In order to be successful in the market the Company must, among other things:

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

The Company cannot guarantee that it will be able to achieve the above goals, and its failure to achieve them could adversely affect its business, results of operations, and financial condition. Moreover, there can be no assurance that the Company will be able to obtain additional funding if its financial resources are depleted. The Company expects that revenues and operating results will fluctuate in the future. There is no assurance that any or all of its efforts will produce a successful outcome. If its efforts are unsuccessful or other unexpected events occur, purchasers of our shares could lose their entire investment.

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

THE COMPANY RELIES ON A SINGLE SOURCE FOR THE MANUFACTURE OF ITS PRODUCTS

The Company relies on a single source to design, manufacture and supply its products, which exposes the Company to a number of risks and uncertainties outside its control. Due to its lack of working capital, the Company relies on C-Motech Co., Ltd to manufacture and deliver all its products. Any significant changes in C-Motech Co., Ltd., such as a change in ownership, operations or financial status may cause difficulties in its ability to deliver products to customers on a timely basis.

THE LOSS OF ANY OF THE COMPANY'S MATERIAL CUSTOMERS COULD ADVERSELY AFFECT ITS REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.

The Company depends on a small number of customers for a significant portion of its revenues. During the nine months ended March 31, 2008, three customers accounted for 43.7%, 22.6%, and 19.3% of revenues. If any of these customers reduce their business with the Company or suffer from business failure, the Company's revenues and profitability could decline, perhaps materially.

THE COMPANY'S PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES

Due to its limited capital resources, the Company is experiencing long lead times to ship products to its customers, often in excess of 45 days. This could cause the Company to lose customers, who may be able to secure faster delivery times from its competitors, and require the Company to maintain higher levels of working capital.

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

Furthermore, if the Company is unable to further develop distribution channels in countries in North and South America and Africa, it may not be able to grow its international operations, and its ability to increase revenue will be negatively impacted.

THE COMPANY'S PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

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

In the event of an unfavorable outcome in such a claim and the Company's inability to either obtain a license from the third party or develop a non-infringing alternative, then its business, operating results and financial condition may be materially adversely affected, and the Company may have to restructure its business. Absent a specific claim for infringement of intellectual property, from time to time, the Company has and expects to continue to license technology, intellectual property and software from third parties. There is no assurance that the Company will be able to maintain its third party licenses or obtain new licenses when required, and this inability could materially adversely affect its business and operating results and the quality and functionality of its products. In addition, there is no assurance that third party licenses the Company executes will be on commercially reasonable terms. Under purchase orders and contracts for the sale of its products, the Company may provide indemnification to its customers for potential intellectual property infringement claims for which the Company may have no corresponding recourse against its third party licensors. This potential liability, if realized, could materially adversely affect its business, operating results and financial condition.

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



ITEM 3A(T). CONTROLS AND PROCEDURES

The Company did not carry out a full evaluation of the effectiveness of the design and operation of its disclosure controls and procedures at the end of the period covered by this Form 10-QSB pursuant to Rule 13a-15 of the Exchange Act. The Company has retained a consultant to design procedures for such evaluation, and plans to have such procedures in place for the next fiscal quarter.

Notwithstanding the lack of a full evaluation at the end of the quarter, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to insure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1 Articles of Merger and Agreement and Plan of Reorganization, filed January 4, 2008 with the Nevada Secretary of State

3.1   Articles of Incorporation

3.2   By-Laws

10.1 Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd. (1)

10.2  Lease, dated March 16, 2005, between the Company and MP Sorrento Mesa, LLC
      (1)

10.3 First Amendment to Lease, between the Company and MP Sorrento Mesa, LLC, dated May 23, 2006 (2).

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certificate of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------

(1) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2005, filed on May 23, 2006

(2) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2006, filed on September 28, 2006

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

Dated: May 14, 2008