Form 10-K
period 2008-06-30
FRANKLIN WIRELESS CORP
filed 2008-09-26
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED JUNE 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO ___________________.

                         COMMISSION FILE NUMBER: 0-11616

                             FRANKLIN WIRELESS CORP.
             (Exact name of Registrant as specified in its charter)

                   NEVADA                                95-3733534
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

     5440 MOREHOUSE DRIVE, SUITE 1000,                      92121
           SAN DIEGO, CALIFORNIA                         (Zip code)
  (Address of principal executive offices)

       Registrant's Telephone Number, including area code: (858) 623-0000


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                     Accelerated filer [ ]
Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock on September 22, 2008, as reported by The OTC Bulletin Board, was approximately $12,166,670. For the purpose of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded.

The Registrant has 13,231,491 shares of common stock outstanding as of September 22, 2008

                             FRANKLIN WIRELESS CORP.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2008


                                                                            PAGE
                                                                            ----

PART I
------

Item 1:       Business                                                         4
Item 1A:      Risk Factors                                                     7
Item 1B       Unresolved Staff Comments                                       10
Item 2:       Properties                                                      10
Item 3:       Legal Proceedings                                               11
Item 4:       Submission of Matters to a Vote of Security Holders             11

PART II
-------

Item 5:       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               11
Item 6:       Selected Financial Data                                         12
Item 7:       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       12
Item 7A:      Quantitative and Qualitative Disclosures About Market Risk      22
Item 8:       Financial Statements and Supplementary Data                     22
Item 9:       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        22
Item 9A(T):   Controls and Procedures                                         22
Item 9B:      Other Information                                               23

PART III
--------

Item 10:      Directors, Executive Officers and Corporate Governance          23
Item 11:      Executive Compensation                                          25
Item 12:      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 25
Item 13:      Certain Relationships and Related Transactions,
              and Director Independence                                       26
Item 14:      Principal Accounting Fees and Services                          26

PART IV
-------

Item 15:      Exhibits, Financial Statement Schedules                         26


Signatures                                                                    28
Index to Financial Statements                                                F-1

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

Franklin Wireless Corp. is a Nevada corporation; its principal executive office is located at 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121.

You should keep in mind the following points as you read this Report on Form
10-K:

    o the terms "we", "us", "our", "Franklin", "Franklin Wireless", or the "Company" refer to Franklin Wireless Corp.
    o our fiscal year ends on June 30; references to fiscal 2008 and fiscal 2007 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

         This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation", and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risk Factors." These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

                                     PART I


ITEM 1.  BUSINESS.


BUSINESS OVERVIEW

         We design and sell broadband high speed wireless data communication products such as third generation ("3G") and fourth generation ("4G") wireless modules and modems. We focus on wireless broadband USB modems, which provide a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, tablet PC or desktop USB port without a PC card slot. The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market.

         We market our products through two channels: directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends from the United States to the Caribbean and South American countries. Our Universal Serial Bus ("USB") modems are certified by Sprint, Alltel, Cellular South, NTELOS and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, and by TSTT in Trinidad and Tobago. We have strategic marketing relationships with several of these customers.

         For the years ended June 30, 2008, 2007, and 2006, the revenue recognized from sales of our products was $34,723,299, $10,385,090, and $1,002,953 respectively.


OUR STRUCTURE

         We were incorporated in 1982 under the laws of the State of California and reincorporated as a Nevada corporation effective January 2, 2008. We are qualified as a foreign corporation in the State of California, and the reincorporation had no effect on the nature of our business or our management.

         Our headquarters office is located in San Diego, California. The San Diego office is principally composed of marketing, sales, operations, finance and administrative support. It is responsible for all customer-related activities, such as marketing communications, product planning, product management and customer support, along with sales and business development activities on a worldwide basis. Our Korea-based subsidiary, ARG, has been inactive since August 2003. On October 30, 2007, the Board of Directors approved the dissolution of ARG, and as a part of the dissolution, we assumed a note payable of $434,000. During the year ended June 30, 2008, we repaid $100,000 on this note, and the remaining balance amounted to $334,000 at June 30, 2008. The subsidiary did not have revenue, expense, asset or component of stockholders' equity as of June 30, 2008, 2007, and 2006, or for the years then ended.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. We operate in a single business segment consisting of sale of wireless access products.


OUR PRODUCTS

         We are the first company to introduce USB-type mobile broadband modems to the countries located in North America, the Caribbean, and South America. Our mobile broadband and data products include wireless USB modems, embedded modules, and stand-alone mobile broadband modems used for high-speed data services. Our products are designed to operate on a majority of wireless networks in the world, provide mobile subscribers with secure and convenient high speed access to wireless data communications networks using laptops, handheld and desktop computers, and enable our customers to send and receive email with large file attachments, play interactive games, and receive, send, and download high resolution picture, video and music contents. Our products are based on widely deployed cellular technologies and operate across 3G and 4G networks, including:

    o Code Division Multiple Access ("CDMA") technology 1xEVDO - Evolution Data Optimized technology in both revision 0 and revision A releases. Revision 0 modems have a download speed of up to 2.4 Mbps and the revision A products achieve broadband like speed of 3.1 Mbps.

    o High Speed Packet Access ("HSPA") based on Universal Mobile Telecommunications System standard, sometimes referred to as Wideband Code Division Multiple Access ("WCDMA") technology. This technology allows download speed of up to 14.4 Mbps.

    o Worldwide Interoperability for Microwave Access ("WIMAX") based on the IEEE 802.16 standard.

         Since we launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express Card modem in 2007, we have continued to add new features and functionality to our products to enhance value and ease of use that our products provide to our customers and end users. In 2008, we launched the CGU-628A HSDPA USB modem, which provides a flexible way for users to connect to high-speed downlink packet access networks, and the CDM-650 Stand-alone Revision 0 USB modem, which provides internet connection in remote locations without cable or DSL services.


The followings are a representative selection of our current CDMA and HSPA wireless data products:

    USB Modems

    o The CDU-550 Dual-band 800/1900 MHz EVDO rev 0 USB modem was the industry's first USB EVDO card to be launched in the countries in North America, the Caribbean, and South America. The modem has a downlink speed of 2.4 Mbps and an uplink speed of 153 Kbps. More flexible and versatile than the PCMCIA card, the CDU-550 not only works on laptop PCs, it also works on desktop PCs and Macintosh laptops where PCMCIA card slots are not available. The CDU-550 works with Windows OS, Macintosh and Linux.

    o The CDU-650 Dual-band 800/1900 MHz EVDO rev 0 USB modem is the second generation EVDO USB modem with the same performance as the CDU-550, but features a retractable USB connector which rotates 270(degree). This allows the modem body and its antenna to be raised vertically for better wireless connection performance, and the USB connector can be folded away when not in use.

    o The CDU-680 Dual band 800/1900 MHz rev A USB modem is a state-of-the-art product featuring an upgraded EVDO revision A radio with downlink speed of up to 3.1 Mbps and uplink speed of up to 1.8 Mbps, it is the first product in its kind to incorporate onboard flash memory, a GPS receiver and a retractable USB connector which rotates more than 270(degree). The industry's first onboard flash memory feature allows the Connection Manager software for Windows, Macintosh OS X and driver for Linux to be stored on the device so that no CD or CD drive is required for software installation. The Quick Installation Guide is also stored in the memory and is always within easy reach of the user.

    o The CGU-628A tri band 850/1900/2100 MHz HSDPA and quad band 800/900/1800/1900 MHz GSM/GPRS USB modem features a downlink speed of up to 14.4 Mbps and an uplink speed of up to 384 Kbps. The tri band radio allows the modem to be used worldwide wherever there is HSDPA service and features a retractable USB connector.

    o The CGU-720A quad band plus AWS 850/1700/1900/2100 MHz HSPA and quad band 800/900/1800/1900 MHz GSM/GPRS USB modem features a downlink speed of up to 7.2 Mbps and an uplink speed of up to 5.76 Mbps. The quad band plus AWS radio allows the modem to be used worldwide wherever there is HSPA service and features a retractable USB connector.

    Wireless PC Cards

    o The CDX-650 Dual-band 800/1900 MHz EVDO rev 0 Express Card modem has the same wireless connection performance as the CDU-650 but features an Express Card 34 form factor.

    o The CDX-680 Dual-band 800/1900 MHz EVDO Rev A Express Card modem has the same wireless connection performance as the CDU-680 but features an Express Card 34 form factor.

    Stand-alone Modems

    o The CDM-650 is a stand-alone Dual-band 800/1900 MHz EVDO rev 0 USB modem available for Machine-to-Machine and Vertical Application markets, such as customers who need internet connection in a kiosk or remote locations without cable or DSL services. The CDM-650 is a completely stand-alone modem with a metallic housing, external antenna, a serial port and a USB port for ease of integration with any applications and computer systems.


CUSTOMERS

         Our global customer base is comprised of wireless operators, strategic partners and distributors, and it extends from the United States to the Caribbean and South American countries. Our Universal Serial Bus ("USB") modems are certified by Sprint, Alltel, Cellular South, NTELOS, Cincinnati Bell, Mobi PCS, Qwest and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador and by TSTT in Trinidad and Tobago. We have strategic marketing relationships with several of these customers, and our strong customer relationships provide us with the opportunity to expand our market reach and sales by combining our expertise in wireless technologies with our customers' sales and marketing base and access to additional indirect distribution channels.


SALES AND MARKETING

         We market our products primarily to wireless operators either directly or indirectly through strategic partners and distributors located in countries in North America, the Caribbean, and South America. Most of our sales to wireless operators are through the use of our indirect strategic partners and selected sales distributors. A significant portion of our revenue comes from the Caribbean and South American countries, representing 73.0% of our total revenue, and from the United States, representing 27.0% for the year ended June 30, 2008.

         CDMA Development Group ("CDG") test certifications are required to launch and market new CDMA wireless data products with wireless operators in countries in North America, the Caribbean, and South America, and PCS Type Certification Review Board ("PTCRB") test certifications are required for HSPA wireless data products. Certifications are issued as being a qualifier of CDG1, CDG 2 and CDG 3 as well as PTCRB. We are currently selling our wireless broadband modems with about seven wireless operators in the North American countries and about ten wireless operators in the Caribbean and South American countries. Our Universal Serial Bus ("USB") modems are certified by Sprint, Alltel, Cellular South, NTELOS, Cincinnati Bell, Mobi PCS, Qwest and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador and by TSTT in Trinidad and Tobago.

         In order to maintain and enhance our strong sales relationships, we are expanding our sales and technical team as well as access to additional distribution channels. We are also engaged in a variety of marketing activities, such as co-marketing with our vendor, trade show support, and products marketing development support. In the United States, we are continuing to expand our strategic relationships with major wireless operators and industry leaders through increased marketing activities in order to drive our market reach and sales by combining our expertise in wireless technologies with their global subscriber bases.


PRODUCTION AND MANUFACTURING OPERATIONS

         Our facility is located in San Diego, California. Manufacturing of our products has been contracted out to C-Motech Co. Ltd. ("C-Motech"), located in South Korea.

         In January 2005, we entered into an agreement with C-Motech for the manufacture of the products. Under the manufacturing and supply agreement, C-Motech provides us with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service. The Agreement provides exclusive rights to market and sell our CDMA wireless data products in countries in North America, the Caribbean, and South America. Furthermore, the Agreement provides that we are responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. On January 30, 2007, C-Motech also certified that we have the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories.

         The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods, unless either party provides written notice to terminate at least sixty days prior to the end of the term. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.


EMPLOYEES

         As of June 30, 2008, we had thirteen full time employees, and we also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relationship with our employees to be amicable.


ITEM 1A:  RISK FACTORS.

         An investment in our shares is highly speculative and involves a significant degree of risk. Prospective investors should carefully consider the following risk factors, in addition to the other information set forth in this Annual Report or in any material accompanying this report. The following summary of risk factors does not purport to be a complete explanation of the risks involved in our business.

         WE HAVE EXPERIENCED LOSSES IN THE PAST. We had experienced significant operating losses and negative cash flows from operating activities in the past, including the fiscal year ended June 30, 2006. If our sales do not continue to improve and operating expenses are not reduced and monitored, we may incur additional significant net losses and negative cash flows from operations.

            WE RELY ON A SINGLE SOURCE FOR THE MANUFACTURE OF OUR PRODUCTS. We rely solely on C-Motech Co., Ltd., a company located in South Korea, to design, manufacture and supply our products, which exposes us to a number of risks and uncertainties outside our control. Our agreement with C-Motech is renewable annually, and we cannot be certain it will be renewed each year. Thus, we rely solely on C-Motech to manufacture and deliver all our products. If we were unable to purchase products from C-Motech for any reason, we would be forced to seek an alternative source of supply, which may not be available. Any significant changes in C-Motech, such as a change in ownership, operations or financial status may cause difficulties in our ability to deliver products to customers on a timely basis.

         WE OPERATE IN AN INTENSIVELY COMPETITIVE MARKET. The wireless broadband data access market is highly competitive, and we may be unable to compete effectively. Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. To survive and be competitive, we will need to continuously invest in research and development, sales and marketing, and customer support. Increased competition could result in price reductions and smaller customer orders. Our failure to compete effectively could seriously impair our business.

         WE OPERATE IN THE HIGH-RISK TELECOM SECTOR. We are in a volatile industry. In addition, our revenue model is evolving and relies substantially on the assumption that we will be able to successfully complete the development and sales of our products and services in the marketplace. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development and marketing. In order to be successful in the market we must, among other things:

    o Complete development and introduction of functional and attractive products and services;
    o    Attract and maintain customer loyalty;
    o    Establish and increase awareness of our brand;
    o Provide desirable products and services to customers at attractive prices;
    o Establish and maintain strategic relationships with partners and affiliates;
    o    Rapidly respond to competitive and technological developments;
    o Build operations and customer service infrastructure to support our business; and
    o    Attract, retain, and motivate qualified personnel.

         We cannot guarantee that we will be able to achieve these goals, and our failure to achieve them could adversely affect our business, results of operations, and financial condition. Moreover, there can be no assurance that we will be able to obtain additional funding if our financial resources are depleted. We expect that revenues and operating results will fluctuate in the future. If our efforts are unsuccessful or other unexpected events occur, purchasers of our shares could lose their entire investment.

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

         THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSLY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2008, three customers represented approximately 84.6% of our revenue. If any of these customers reduce their business with us or suffer from business failure, our revenues and profitability could decline, perhaps materially.

         OUR PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES. Due to our limited capital resources, we are experiencing long-lead times to ship products to our customers, often in excess of 45 days. This could cause us to lose customers, who may be able to secure faster delivery times from our competitors, and require us to maintain higher levels of working capital.

         OUR PRODUCT-TO-MARKET CHALLENGE IS CRITICAL. Our success depends on our ability to quickly enter the market and establish an early mover advantage. We must implement an aggressive sales and marketing campaign to solicit customers and strategic partners. Any delay could seriously affect our ability to establish and effectively exploit an early-to-market-strategy.

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

         Furthermore, if we are unable to further develop distribution channels in countries in North America, the Caribbean and South America, we may not be able to grow our international operations, and our ability to increase our revenue will be negatively impacted.

         WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. The industry in which we operate has many participants that own, or claim to own, proprietary intellectual property. In the past we have received, and in the future may receive, claims from third parties alleging that we, and possibly our customers, violate their intellectual property rights. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not we have infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than us, and they may be able to, and may choose to, pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

    o We may be liable for substantial damages, liabilities and litigation costs, including attorneys' fees;
    o We may be prohibited from further use of the intellectual property and may be required to cease selling our products that are subject to the claim;
    o We may have to license the third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;
    o We may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that we will be able to develop such a non-infringing alternative;
    o    The diversion of management's attention and resources;
    o    Our relationships with customers may be adversely affected; and
    o We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

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

         WE MAY NEED ADDITIONAL FINANCING DUE TO LIMITED RESOURCES. Our financial resources are limited, and the amount of funding that is required to develop and commercialize our products and technologies is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to us. Lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our development and commercialization programs. If we seek additional financing through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our Common Stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of desirable acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a materially adverse effect on our business, results of operations and financial conditions.


ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable.


ITEM 2.  PROPERTIES.

         We lease approximately 6,000 square feet of office space in San Diego, California, at a monthly rent of $9,105. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The lease expires on August 31, 2011. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs.

         We also lease a corporate housing facility for our vendors under a lease that expires on October 2, 2008, at a rent of approximately $1,485 per month.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not currently involved in any material legal proceedings. We are, from time to time, involved in routine legal proceedings and claims arising in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our stockholders during the fourth quarter of the 2008 fiscal year.



                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.


MARKET INFORMATION

         Shares of our Common Stock are quoted and traded on the OTC Bulletin Board under the trading symbol "FKWL.OB". The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported during the years ending June 30, 2008 and 2007. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

                                                          HIGH             LOW
                                                         ------           -----
             JUNE 30, 2007
                      First Quarter                       0.70            0.70
                      Second Quarter                      0.70            0.70
                      Third Quarter                       1.40            0.70
                      Fourth Quarter                      1.40            0.70
             JUNE 30, 2008
                      First Quarter                       3.50            0.70
                      Second Quarter                      3.15            1.40
                      Third Quarter                       3.00            1.72
                      Fourth Quarter                      2.75            1.85


         On January 8, 2008, we implemented a 1 for 70 reverse stock split in connection with our reincorporation. The foregoing table has been adjusted to reflect the effects of the reverse stock split.


NUMBER OF STOCKHOLDERS

         We have only one class of common stock. As of September 22, 2008, we had approximately 816 shareholders of record. Since many of the shares of our Common Stock are held by brokers and other institutions on behalf of shareholders, it is impossible to determine the total number of beneficial holders represented by these record holders.

DIVIDENDS

         We have never declared or paid any dividends on any share of our common stock. We currently intend to retain all available fund for use in the operation and development of our business and, therefore, and do not expect to declare or pay any cash dividends in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

         During the fourth quarter of our fiscal year ended June 30, 2008, we did not sell any unregistered securities.


REPURCHASES

         During the fourth quarter of our fiscal year ended June 30, 2008, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.


ITEM 6.  SELECTED FINANCIAL DATA.

         Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption "Item 1A. Risk Factors" and under the caption "Factors That May Influence Future Results of Operations" below. In the lights of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.


BUSIENSS OVERVIEW

         We design and sell broadband high speed wireless data communication products. Our products include third generation ("3G") and fourth generation ("4G") wireless modules and modems. Our products are designed to operate on a majority of wireless networks in the world, provide mobile subscribers with secure and convenient high speed access to wireless data communications networks using laptops, handheld and desktop computers, and enable our customers to send and receive email with large file attachments, play interactive games, and receive, send, and download high resolution picture, video and music contents.

         We market our products primarily to wireless operators either directly or indirectly through strategic partners and distributors located in countries in North America, the Caribbean and South America. Most of our sales to wireless operators are made through the use of our indirect strategic partners and selected sales distributors. Our global customer base extends from the United States to the Caribbean and South American countries. Our Universal Serial Bus ("USB") modems are certified by Sprint, Alltel, Cellular South, NTELOS, Cincinnati Bell, Mobi PCS, Qwest and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador and by TSTT in Trinidad and Tobago. We have strategic marketing relationships with several of these customers.

         In order to maintain and enhance our strong sales relationships, we are expanding our sales and technical team as well as access to additional distribution channels. We are also engaged in a variety of marketing activities, such as co-marketing with our vendor, trade show support, and products marketing development support. In the United States, we are continuing to expand our strategic relationships with leading wireless operators and industry leaders through increased marketing activities in order to drive our market reach and sales by combining our expertise in wireless technologies with their global subscriber bases.


FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS

         We believe that our revenue growth will be influenced largely by (1) successful maintenance of our existing customers, (2) the rate of increase in demand for wireless data products, (3) customer acceptance of our new products,
(4) new customer relationships and contracts, and (4) our ability to meet customers' demands.

         We have an agreement with C-Motech for the manufacturing of our products. Under our manufacturing agreements, C-Motech is responsible for design, development, testing, certification, and completion of these products. We believe that our cost of goods sold will depend on our ability to negotiate with C-Motech based on our capability in market development in light of increased competition.

         We have entered into and expect to continue to enter into new customer relationships and contracts for the supply of our products, and this may require significant demands on our resources, resulting in increased operating, selling, and marketing expenses associated with such new customer development.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the Untied States of America requires management to make estimates and judgments that affect the reported amounts on those financial statements. Note 2 to the financial statements (included in this Annual Report on Form 10-K) describes the significant accounting policies and methods used in the preparation of the financial statements. On an ongoing basis, we evaluate those estimates including, but not limited to, those related to our intangible assets and long-lived assets. We base those estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

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

         REVENUE RECOGNITION

         We recognize revenue from product sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the product to the customers. We do not allow the right of return on product sales but provide a factory warranty for one year from the shipment, which is covered by our vendor.


         CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flow, we consider all highly liquid investments purchased with original maturities of six months or less to be cash equivalents.


         SHIPPING AND HANDLING COSTS

         Most of shipping and handling costs are paid by the customers directly to the shipping companies. We do not collect and incur shipping and handling costs to be capitalized.


         INVENTORIES

         Our inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand and internal demand forecasts using management's best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond our control. We may maintain an allowance for inventories for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.


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


         INTANGIBLE ASSETS - LICENSES AND CERTIFICATIONS

         Licenses are stated at cost and are amortized using the straight-line method over the license periods of five years or life of the license. Certifications are stated at cost and are amortized using the straight-line method over the certification periods of three years or life of the certifications

         VALUATION ON INTANGIBLE AND LONG-LIVED ASSETS

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

         For the year ended June 30, 2008, we wrote off intangible assets of CDU-550 test certifications in the amount of $171,280, resulting in a total loss of $73,171, as these certifications were deemed impaired due to their inability to continue to generate income from operations and positive cash flow in future periods.


         WARRANTIES

         We do not allow the right of return on product sales but provide a factory warranty for one year from the shipment, which is covered by our vendor. These products are shipped directly from our vendor to our customers. As a result, we do not accrue any warranty expenses.


         RESEARCH AND DEVELOPMENT COSTS

         We have an agreement with C-Motech for the manufacturing of our products, including services of component procurement, design, development, final assembly, testing, quality control, fulfillment and delivery of these products. As a result, we do not accrue any significant research and development costs, primarily made up of developmental activities relating to our products.


         ADVERTISING AND MARKETING COSTS

         We expense the costs of advertising and marketing as incurred. We incurred $1,370,125 and $302,522 of marketing and advertising expenses for the years ended June 30, 2008 and 2007, respectively. The increase was primarily due to the increase in sales and marketing effort for the year ended June 30, 2008, and we had an increase in sales commission expenses of $897,746 and an increase in marketing expenses of $169,857 for the year ended June 30, 2008, compared to the corresponding period of 2007. The costs incurred by us for these marketing and promotional activities were included within advertising and marketing expenses in accordance with Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EIFT, Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCT), or EITF No. 01-9, which provides guidance on the application of generally accepted accounting principles to selected recognition issues on PAYMENTS FROM A VENDOR TO A CUSTOMER.


         INCOME TAXES

         We adopted the provisions of FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

         We recognize federal and state tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. We also recognize federal and state tax liabilities or assets based on our estimate of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that we will not be able to realize all or a portion of our deferred tax assets.

         Income tax provision from continuing operations for the years ended June 30, 2008 and 2007 consists of the following:

                                                            YEAR ENDED JUNE 30,
                                                           ---------------------
                                                             2008         2007
                                                           --------     --------
   Current income taxes expense:
         Federal                                           $433,067     $ 26,409
         State                                              156,382        8,781
                                                           --------     --------
                                                            589,449       35,190
                                                           --------     --------

   Deferred income taxes expense (benefits):                     --           --
                                                           --------     --------
   Provision for income taxes                              $589,449     $ 35,190
                                                           ========     ========


         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

                                                          YEAR ENDED JUNE 30
                                                     --------------------------
                                                         2008           2007
                                                     -----------    -----------
   Current deferred tax asset(liabilities):
     Net operating losses                            $   170,883    $        --
     Other, net                                           16,493        151,868

   Non-current deferred tax assets (liabilities):
     Net operating losses                              2,011,633      3,285,042
     Credit                                               30,196         30,996
     Other, net                                           (4,477)       (60,357)
                                                     -----------    -----------
   Total deferred tax assets                           2,224,728      3,407,549
   Less valuation allowance                           (2,224,728)    (3,407,549)
                                                     -----------    -----------
   Net deferred tax asset                            $        --    $        --
                                                     ===========    ===========

         The significant component of the deferred tax asset (liability) at June 30, 2008 and 2007 was a federal net operating loss carry-forward in the amount of approximately $2,034,000 and $2,934,000, respectively, based on a federal tax rate of 34%. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2008 and 2007, management believes that it is more likely than not that most of the deferred tax assets will not be realized, and valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

         As of June 30, 2008, we have federal net operating loss carryforwards of approximately $5,983,000 and state net operating loss carryforwards of approximately $1,676,000 for income tax purposes, with application of IRC Section 382 limitation on net operating losses as result of the Company's ownership change in a prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2006, the FASB issued FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognizing, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We have currently adopted and evaluated the impact, if any, that FIN 48 will have on our financial statements. FIN 48 is not expected to have a material impact on our financial statements.

         In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "FAIR VALUE MEASUREMENTS". This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is not expected to have a material impact on our financial statements.

         In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115". SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option at each subsequent reporting date. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009. SFAS No. 159 and the amendments to SFAS 115 are not expected to have a material impact on our financial statements.

         In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. EITF 07-3 is not expected to have a material impact on our financial statements.

         In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations ("SFAS No. 141(R)"). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) is not expected to have a material impact on our financial statements.

         In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 160 is not expected to have a material impact on our financial statements.

There are no other accounting standards issued as of September 22, 2008 that are expected to have a material impact on our consolidated financial statements.


RESULT OF OPERATIONS

         The following table sets forth, for the years ended June 30, 2008, 2007 and 2006 (fiscal 2008, fiscal 2007, and fiscal 2006), our statements of operations data expressed as a percentage of sales:


                                                       YEAR ENDED JUNE 30,
                                                   ---------------------------
                                                     2008       2007      2006
                                                   -------     -----     -----
                                                    (as a percentage of sales)

Net Sales                                            100.0%    100.0%    100.0%
Cost of goods sold                                    77.8%     74.0%     67.6%
                                                   -------     -----     -----
Gross profit                                          22.2%     26.0%     32.4%
                                                   -------     -----     -----
Operating expenses:
     Selling, general and administrative expenses      9.5%     13.3%     58.0%
     Research and development                          0.0%      0.0%      3.6%
                                                   -------     -----     -----
Total operating expenses                               9.5%     13.3%     61.6%
                                                   -------     -----     -----
Income (loss) from operations                         12.7%     12.7%    (29.2%)
                                                   -------     -----     -----
Other income (expense), net                            0.3%      0.2%      1.6%
Net income (loss) before income taxes                 13.0%     12.9%    (27.6%)
                                                   -------     -----     -----
Provision for income taxes                            (1.7%)    (0.4%)    (0.1%)
                                                   -------     -----     -----
Net income (loss)                                     11.3%     12.5%    (27.7%)
                                                   =======     =====     =====


YEAR ENDED JUNE 30, 2008 COMPARED TO YEAR ENDED JUNE 30, 2007

         NET SALES - Net sales increased by $24,338,209, or 234.4%, to $34,723,299 for the year ended June 30, 2008 from $10,385,090 for the corresponding period of 2007. The increase was primarily due to an increase in demand for our CDMA USB modem products in the Caribbean and South American countries. Our sales of CDMA USB modem products in the Caribbean and South American countries increased by $19,562,558, or
         337.9 %, to $25,352,232 for the year ended June 30, 2008 from $5,789,674 for the corresponding period of 2007. Our sales of CDMA USB modem products in North America also increased by $5,088,786, or 118.9%, to $9,367,836 for the year ended June 30, 2008, from $4,279,050 for the corresponding period of 2007. The overall net sales are expected to continue to depend primarily on, among other thing, the geographic region of our sales efforts and demand by our customers.

         GROSS PROFIT - Gross profit margin increased by $4,998,924, or 185.5%, to $7,694,284 for the year ended June 30, 2008 from $2,695,360 for the corresponding period of 2007. The increase was primarily due to the increased sales volume of our CDMA USB modem products in the United States, the Caribbean, and South American countries. Our sales of CDMA USB modem products increased by $5,088,786, or 118.9%, in the Untied States and by $19,562,558, or 337.9 %, in the Caribbean and South American countries for the year ended June 30, 2008, compared to the corresponding period of 2007. Gross profit in terms of net sales percentage as the percentage of gross profit was 22.2% for the year ended June 30, 2008, compared to 26.0% for the corresponding period of 2007. The gross profit decrease in terms of net sales percentage was primarily due to the increased sales of lower margin as a result of the competitive pricing pressures on our sales prices.

         SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $1,917,644, or 138.7%, to $3,300,070 for the year ended June 30, 2008 from $1,382,426 for the corresponding period of 2007. The increase was primarily due to the increase in sales and marketing effort for the year ended June 30, 2008, resulting in not only increased sales and marketing expenses but also increased salary and related expenditures, as our sales-force increased. For the year ended June 30, 2008, we had an increase in sales commission expenses of $897,746, an increase in other sales and marketing expenses of $169,857, an increase in travel expenses of $69,264, and an increase in payroll expenses of $559,735, compared to the corresponding period of 2007.

         OTHER INCOME (EXPENSE), NET - The net amount of other income increased by $89,795, or 401.7%, to $112,149 for the year ended June 30, 2008 from $22,354 for the corresponding period of 2007. The increase was primarily due to increased interest income of $135,094, resulting from the increase in our average cash, for the year ended June 30, 2008. For the year ended June 30, 2008, we had an increase in interest income of $96,579, an increase in other income of $46,474, and an increase in the loss of $54,004 from the write-off of intangible assets, compared to the corresponding period of 2007.


YEAR ENDED JUNE 30, 2007 COMPARED TO YEAR ENDED JUNE 30, 2006

         NET SALES - Net sales increased by $9,382,137, or 935.5%, to $10,385,090 for the year ended June 30, 2007 from $1,002,953 for the corresponding period of 2006. The primary increase was due to sales of our CDMA USB modem products to a new carrier customer in North America, in the amount of $4,279,050 for the year ended June 30, 2007, as well as a strong increase in demand for our CDMA EV-DO data products in the Caribbean and South American countries. Our sales of CDMA EV-DO data products in the Caribbean and South American countries were $5,789,674 for the year ended June 30, 2007, compared to $753,130 for the corresponding period of 2006, an increase of $5,036,544, or 668.8%.

         GROSS PROFIT - Gross profit margin increased by $2,370,562, or 729.9%, to $2,695,360 for the year ended June 30, 2007 from $324,798 for the corresponding period of 2006. Gross profit in terms of net sales percentage as the percentage of gross profit was 26.0% for the year ended June 30, 2007, compared to 32.4% for the corresponding period of 2006. The gross profit decrease in terms of net sales percentage was due to one-time commission revenue recognized as a non-refundable brokerage fee in the amount of $57,280, and sales of products that were provided by our vendors at no cost as part of initial seed stock incentive in the amount of $48,860 for the year ended June 30, 2006.

         SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $800,507, or 137.6%, to $1,382,426 for the year ended June 30, 2007 from $581,919 for the corresponding period of 2006. The increase was primarily a result of an increase in sales and marketing efforts, which included hiring new personnel to expand our marketing and customer support functions, which increased salary and related expenses. For the year ended June 30, 2007, we had an increase in sales commission expense of $239,410, an increase in marketing expense of $54,850, an increase in travel expense of $71,425, and an increase in payroll expense of $291,475, compared to the corresponding period of 2006.

         RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $36,300, or 100.0%, to nil for the year ended June 30, 2007 from $36,300 for the corresponding period of 2006. We incurred research and development expense for design of Global Standard for Mobile Communications, or GSM, cellular phones, for the year ended June 30, 2006. For the year ended June 30, 2007, we did not incur research and development expense, as we discontinued GSM products and have contracted out our research and development of CDMA USB modem products to C-Motech Co. Ltd, a designer and original equipment manufacturer ("OEMs") of our wireless broadband modems and modules located in South Korea.

         OTHER INCOME (EXPENSE), NET - The net of other income (expense) increased by $5,723 or 34.41%, to income of $22,354 for the year ended June 30, 2007 from income of $16,631 for the corresponding period of 2006. The increase was due to increase in interest income of $38,515, offset by a loss of $19,934 from write-off of fixed assets and intangible assets for the year ended June 30, 2007.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations, and issuance of equity securities.

         OPERATING ACTIVITIES - Net cash provided by operating activities increased by $2,089,502 to $3,835,893 for fiscal 2008 from $1,746,391 for fiscal 2007. The $3,835,893 in net cash provided by operating activities for fiscal 2008 was primarily due to our net income of $3,916,913. Net cash provided by operating activities for fiscal 2007 was $1,746,391, and net cash used in operating activities for fiscal 2006 was $205,239. The increase in net cash provided by operating activities for fiscal 2007 was primarily due to net income of $1,300,097 and increase in advance cash collections of $354,500 from customers as compared to fiscal 2006.

         INVESTING ACTIVITIES - Net cash used in investing activities for fiscal 2008, fiscal 2007 and fiscal 2006 was $52,312, $137,185 and $60,916 respectively, primarily consisting of capital expenditures. The net cash used in investing activities for fiscal 2008 was primarily due to purchases of long-lived assets. The net cash used in investing activities for fiscal 2007 was primarily due to purchases of CDMA Development Group certifications in the amount of $115,780.

         FINANCING ACTIVITIES - Net cash used in financing activities for fiscal 2008 was $88,605, primarily due to repayment of a loan in the amount of $100,000, offset by $11,395 received from a stock subscription. Net cash provided by financing activities for fiscal 2007 was $300,000, primarily due to proceeds of $400,000 from the issuance of Common Stock, offset by repayment of a loan in the amount of $100,000. Net cash provided by financing activities in fiscal 2006 was $795,000, primarily due to proceeds of $905,000 from the issuance of Common Stock, offset by repayment of borrowings to shareholders and a line of credit in the amount of $110,000.


CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

         The following table summarizes our contractual obligations and commitments as of June 30, 2008, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                                      PAYMENTS DUE BY JUNE 30,

        LEASE                                    2009           2010           2011           2012          TOTAL
        ---------------------------------     -----------    -----------    ----------    -----------    -----------
        Administrative office facility        $   91,050     $  109,260     $ 109,260     $   18,210     $  327,780
        Corporate housing facility                 4,701              -             -              -          4,701
                                              -----------    -----------    ----------    -----------    -----------
        TOTAL OBLIGATION                      $   95,751     $  109,260     $ 109,260     $   18,210     $  332,481
                                              ===========    ===========    ==========    ===========    ===========

         LEASES

         We lease our administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $62,848 and $59,420 for the years ended June 30, 2008 and 2007, respectively.

         We lease a corporate housing facility for our vendors under a non-cancelable operating lease that expires on October 2, 2008. Rent expense related to the operating lease was $17,829 and $2,770 for the years ended June 30, 2008 and 2007, respectively.

         We lease one automobile under an operating lease that expires on July 22, 2009. The related lease expense was $6,452 and $6,795 for the years ended June 30, 2008 and 2007, respectively.


OFF-BALANCE SHEET ARRANGEMENT

         Our facility is located in San Diego, California. Manufacturing of our products has been contracted out to C-Motech Co. Ltd. ("C-Motech"), located in South Korea.

         In January 2005, we entered into an agreement with C-Motech for the manufacture of the products. Under the manufacturing and supply agreement, C-Motech provides us with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service. The Agreement provides exclusive rights to market and sell our CDMA wireless data products in countries in North America, the Caribbean, and South America. Furthermore, the Agreement provides that we are responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. On January 30, 2007, C-Motech also certified that we have the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories.

         The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods, unless either party provides written notice to terminate at least sixty days prior to the end of the term. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.


FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

         For the next twelve months, we expect to incur approximately $1.0 million to $2.0 million for capital expenditures and the acquisition of additional certifications, excluding non-cash acquisitions.

         We believe we will be able to fund our future cash requirements for operations from our cash available, operating cash flows and issuance of equity securities. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures. However, we may be required to raise additional debt or equity capital if we are unable to generate sufficient cash flow from operation to fund the continued expansion of our sales and to satisfy the related working capital requirements for next twelve months. Our ability to satisfy such obligations also depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See Item 1A, "Risk Factors." included in this report.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and the supplementary financial information required by this Item and included in this report are listed in the Index to Financial Statements beginning on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.



ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC.

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on such evaluation, which included a determination that the material weakness in internal control over financial that existed as of June 30, 2007 and was previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 had been remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of June 30, 2008.


(b) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2008. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008 based upon criteria in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that the Company's internal control over financial reporting was effective as of June 30, 2008 based on those criteria issued by COSO.

         This report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this report.


ITEM 9B. OTHER INFORMATION.

         Not applicable.




                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

         Set forth below are the names, ages, titles and business experience of our directors and executive officers.

          NAME                  AGE   POSITION
          -------------------   ---   ------------------------------------------
          OC Kim                45    President, Acting Chief Financial Officer,
                                      and a Director
          Gary Nelson           67    Chairman of the Board and a Director
          Jaeman Lee            48    Director
          Nick Lim              55    Senior Vice President-Business and
                                      Technology
          Yun J. (David) Lee    46    Chief Operating Officer

         OC Kim has been a director since September 2003. Prior to joining us, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the US Sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. He began his career at Lucky Goldstar (LG) Electronics. He has more than 18 years of experience in sales, marketing and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea.

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

         Jaeman Lee has been a director since September 2006. He currently serves as Chief Executive Officer of C-Motech Co. Ltd, a Korea-based CDMA EV-DO data products manufacturing firm.

         Nick Lim has been the Senior Vice President of Business and Technology since September 2003. Prior to joining us, Mr. Lim was the co-founder and Vice President of Business Development for eAnywhere Tech, Inc., a multi-national company that provides wireless products and solutions to worldwide customers. Before founding eAnywhere, Mr. Lim worked as a Director of Engineering for Sony America Corp., where he was responsible for their CDMA technology development and the world's first CDMA handset deployments in US markets. Before working for Sony, Mr. Lim was a technical manager of Nokia Mobile Phone (USA), responsible for building a software engineering team for the development of Nokia's CDMA IS-95A protocol stack and handset software. Mr. Lim is an active member of the IEEE Communications Society; he received his BS and MS degrees from San Diego State University.

         Yun J. (David) Lee has been the Chief Operating Officer since September 2008. Mr. Lee has seventeen years of upper level management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining the Company, he was President of Ace Electronics, and served as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.


COMPIANCE WITH SECTION 16(A) OF EXCHAGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2008 were complied with.


CODE OF ETHICS

         The Board of Directors has adopted a Code of Ethics, which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics covers all areas of professional conduct, including honest and ethical conduct, conflicts of interest, compliance with laws, disclosure obligation, and accountability for adherence to the Code.

CORPORATE GOVERNANCE

         The Board of Directors has no committees, and directors do not receive compensation for serving on the Board of Directors.


ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets all compensation paid or accrued by us for the years ended June 30, 2008, and 2007 to our Chief Executive Officer, President and Chief Technology Officer and Chief Operating Officer. (The "Named Executive Officers")


                        ANNUAL COMPENSATION
--------------------------------------------------------------------                NON-EQUITY     NONQUALIFIED
NAME AND                    FISCAL                                 STOCK    OPTION  INCENTIVE PLAN DEFERRED     OTHER
PRINCIPAL POSITION          YEAR          SALARY          BONUS    AWARDS   AWARDS  COMPENSATION   COMPENSATION COMPENSATION  TOTAL
------------------------- ---------- --------------- ------------ ----------------- -------------- ------------ ------------  ------
                            2006     $100,000 (1)    None           None      None    None         None          None       $100,000
OC Kim,                     2007     $110,000 (2)    $20,500        None      None    None         None          None       $165,500
President and Acting
Financial Officer           2008     $150,000 (3)    $58,137 (4)    None      None    None         None          None       $208,137
------------------------- ---------- --------------- ------------ ----------------- -------------- ------------ ------------  ------
Nick Lim,                   2007     $ 50,000 (5)    $18,500        None      None    None         None          None       $68,500
Senior Vice President       2008     $100,000        $38,137 (6)    None      None    None         None          None       $138,137
------------------------- ---------- --------------- ------------ ----------------- -------------- ------------ ------------  ------
Yun J. (David) Lee,         2008     $ 91,667 (7)    $35,137 (8)    None      None   None          None          None       $126,804
 Chief Operating
Officer

         (1)  $13,750 of this amount was deferred in 2006
         (2)  $25,000 of this amount was deferred in fiscal 2007.
         (3)  $30,000 of this amount was deferred in fiscal 2008.
         (4) $20,000 of this amount was accrued but not paid as of June 30, 2008.
         (5) Nick Lim has been Senior Vice President of Business Development and Technology since January 2007
         (6) $10,000 of this amount was accrued but not paid as of June 30, 2008.
         (7)  Dave Yun Lee has been  Chief Operating Officer since
              September 2007
         (8) $10,000 of this amount was accrued but not paid as of June 30, 2008.

         We had no outstanding employee stock options as of June 30, 2008.

         We have no compensation committee. All matters relating to executive compensation are determined by the Board of Directors.

COMPENSATION DISCUSSION AND ANALYSIS

         General Philosophy. We compensate our executive officers through a mix of base salary and bonus. We plan to add an equity incentive through adoption of a Stock Option Plan in fiscal 2009. Our compensation policies are designed to be competitive with comparable employers and to align management's incentives with both near term and long-term interests of our stockholders. We use informal methods of benchmarking our executive compensation, based on the experience of our directors or, in some cases, studies of industry standards. Our compensation is negotiated on a case by case basis, with attention being given to the amount of compensation necessary to make a competitive offer and the relative compensation among our executive officers.

         Base Salaries. We want to provide our senior management with a level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments.

         Incentive Compensation. Our practice is to award cash bonuses based upon performance objectives set by the Board of Directors. We maintain a bonus plan which provides our executive officers and non-executive officers the ability to earn cash bonuses based on the achievement of performance targets. The performance targets are set annually by the Board of Directors, and bonuses are awarded to executive officers and non-executive officers on a quarterly basis. The actual amounts of cash bonuses to executive officers and non-executive officers are in the sole discretion of the Board of Directors For fiscal 2008, the performance targets were based on achieving revenue and operating income targets.

         Severance Benefits. We are generally an at will employer, and have no employment agreements with severance benefits.

         Retirement Plans. We do not maintain any retirement plans.

         REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         The Board of Directors is responsible for setting and overseeing the administration of the policies governing annual compensation of our executive officers. The Board of Directors reviews the performance and compensation levels for executive officers, including our chief executive officer, and sets salary levels. The Board of Directors has reviewed and discussed with our management the "Compensation Discussion and Analysis" included earlier in this Annual Report. Based upon that review and analysis, the Board of Directors determined that the Compensation Discussion and Analysis be included in this Annual Report.

                                           Submitted by the Board of Directors:

                                                              OC Kim
                                                              Gary Nelson
                                                              Jaeman Lee


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2008 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

                            SHARES BENEFICIALLY OWNED
--------------------------------------------------------------------------------
                   NAME AND ADDRESS                          NUMBER      PERCENT
------------------------------------------------------  --------------   -------
OC Kim                                                   1,499,195        11.33%
5440 Morehouse Drive, Suite 1000, San Diego, CA 92121

Gary Nelson                                                269,562         2.04%
5440 Morehouse Drive, Suite 1000, San Diego, CA 92121

Nick Lim                                                   488,209         3.69%
5440 Morehouse Drive, Suite 1000, San Diego, CA 92121

Jaeman Lee                                               3,370,356 (1)    25.47%
5440 Morehouse Drive, Suite 1000, San Diego, CA 92121

All directors and executive officers of the Company
as a group (5 persons)                                   5,627,322        42.53%


(1) Consists of shares owned by C-Motech Co. Ltd., of which Jaeman Lee is an officer.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         We purchased CDMA wireless data products in the amount of $27,090,347, or 100.0% of total purchases, from C-Motech Co. Ltd., for the year ended June 30, 2008 and had related accounts payable of $3,697,893 as of June 30, 2008. We also had an account receivable of $151,750 in connection with a marketing development fund as of June 30, 2008. C-Motech owns 3,370,356 shares, or 25.5%, of our outstanding Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The following table shows the fees paid or accrued for the audit and other accounting services for the years ended June 30, 2008 and 2007.

                                                        FY 2008          FY 2007
                                                        -------          -------
       Audit Fees                                       $67,500          $38,000
       Audit-Related Fees                                 2,604               --
       Tax Fees                                          15,000               --
       All Other Fees                                    10,000               --
                                                        -------          -------
       Total Fees                                       $95,104          $38,000
                                                        =======          =======

         The fees set forth on the foregoing table were paid for the year ended June 30, 2008, but relate to the audits of the fiscal years set forth. Audit services of Choi, Kim & Park, LLP for the years ended June 30, 2008 and 2007 consisted of the examination of our consolidated financial statements. All of the services described above were approved in advance by the Board of Directors.



                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

         (a)  See Index to Financial Statements

         The following financial statement schedules for the years ended June 30, 2008, 2007, and 2006 should be read in conjunction with the financial statements, and related notes thereto.

         (b)  Exhibits

         The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

         Exhibit
         No.                            Description
         -------  -------------------------------------------------------------
         2.1 Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State. (1)

         3.1      Restated Articles of Incorporation of Franklin Wireless
                  Corp. (1)

         3.2      Bylaws of Franklin Wireless Corp. (1)

         10.1 Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd. (2)


         10.2 Lease, dated May 1, 2008, between the Company and RDLFA, LLC, a California Limited Liability Company

         14.1     Code of Ethics.

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

         32.2     Certificate of Acting Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         -------------------------
         (1) Incorporated by reference from Report on Form 10-QSB for the
         ----------------------------------------------------------------
         quarterly period ended March 31, 2008, filed on May 14, 2008
         ------------------------------------------------------------

         (2) Incorporated by reference from Annual Report on Form 10-KSB for the
         -----------------------------------------------------------------------
         year ended June 30, 2005, filed on May 23, 2006
         -----------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Franklin Wireless Corp.

                                       By: /s/ OC Kim
                                           -----------------------------
                                           OC Kim, President

Dated: September 22, 2008

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

                Signature                      Title                             Date
                ---------                      -----                             ----

(1) Principal Executive, Financial and Accounting Officer

           /s/ OC KIM                President, Acting Chief Financial
           --------------------      Officer and a Director                September 22, 2008
               OC Kim

(3) Directors

           /s/ GARY NELSON           Chairman of the Board of Directors    September 22, 2008
           --------------------
               Gary Nelson


           /s/ JAE MAN LEE           Director                              September 22, 2008

           --------------------
               Jae Man Lee

                             FRANKLIN WIRELESS CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE NO.
                                                                                --------

Index to Financial Statements                                                     F-1

Report of Independent Registered Public Accounting Firm                           F-2

Balance Sheets at June 30, 2008 and June 30, 2007                                 F-3

Statements of Operations for the years ended June 30, 2008, 2007, and 2006        F-4

Statements of Stockholders' Equity (Deficiency) for the years ended
June 30, 2008, 2007 and 2006                                                      F-5

Statements of Cash Flows for the years ended June 30, 2008, 2007, and 2006        F-6

Notes to Financial Statements                                                     F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Franklin Wireless Corp.
San Diego, California

We have audited the accompanying balance sheets of Franklin Wireless Corp. as of June 30, 2008 and 2007 and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended June 30, 2008, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Wireless Corp. as of June 30, 2008 and 2007, and the results of its operations and cash flows for the years ended June 30, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.



Choi, Kim & Park, LLP
Los Angeles, California
September 22, 2008

                                     FRANKLIN WIRELESS CORP.
                                         BALANCE SHEETS

                                                                            FISCAL YEARS ENDED JUNE 30,
                                                                             -------------------------
                                                                                2008           2007
                                                                             -----------   -----------
                                                                                          (Consolidated)
ASSETS
     CURRENT ASSETS:
         Cash and cash equivalents                                           $ 6,172,569   $ 2,477,593
         Accounts receivable                                                   4,534,069        44,915
         Inventories                                                              72,162        10,830
         Prepaid income tax                                                      355,393            --
         Prepaid expenses                                                         23,430         6,649
                                                                             -----------   -----------
         Total current assets                                                 11,157,623     2,539,987
     Property and equipment, net                                                  68,012        26,218
     Intangible assets, net                                                           --       130,264
     Other assets                                                                 15,411         5,161
                                                                             -----------   -----------
     TOTAL ASSETS                                                            $11,241,046   $ 2,701,630
                                                                             ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                                    $ 4,047,651   $    68,064
         Advanced payment from customers                                         390,000       354,500
         Accrued liabilities                                                     875,046       179,025
         Notes payable to a stockholder                                          334,000       434,000
                                                                             -----------   -----------
         Total current liabilities                                             5,646,697     1,035,589
                                                                             ===========   ===========

     STOCKHOLDERS' EQUITY:
     Preferred stock, par value of $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as
     of June 30, 2008 and 2007                                                        --            --
     Common stock, par value of $0.001 per share, authorized 50,000,000 shares; Common stock of 13,231,491 issued and outstanding as of
     June 30, 2008 and 2007                                                       13,232        13,232
     Additional paid-in capital                                                5,016,161     5,016,161
     Stock subscription receivable                                                    --       (11,395)
     Retained earnings (accumulated deficit)                                     564,956    (3,351,957)
                                                                             -----------   -----------
     Total stockholders' equity                                                5,594,349     1,666,041
                                                                             -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $11,241,046   $ 2,701,630
                                                                             ===========   ===========


See accompanying notes to financial statements.




                                             FRANKLIN WIRELESS CORP.
                                            STATEMENTS OF OPERATIONS

                                                       --------------------------------------------
                                                                 FISCAL YEARS ENDED JUNE 30,
                                                       --------------------------------------------
                                                           2008            2007            2006
                                                       ------------    ------------    ------------
                                                                      (Consolidated)  (Consolidated)

Net sales                                              $ 34,723,299    $ 10,385,090    $  1,002,953
Cost of goods sold                                       27,029,015       7,689,730         678,155
                                                       ------------    ------------    ------------
Gross profit                                              7,694,284       2,695,360         324,798
                                                       ------------    ------------    ------------

Operating expenses:
     Research and development                                    --              --          36,300
     Selling, general, and administrative                 3,300,071       1,382,426         581,919
                                                       ------------    ------------    ------------
Total operating expenses                                  3,300,071       1,382,426         618,219
                                                       ------------    ------------    ------------

Income (loss) from operations                             4,394,213       1,312,934        (293,421)

Other income (expense):
     Interest expense                                            --              --            (559)
     Interest income                                        135,094          38,515           2,359
     Loss on disposal of property and                            --            (767)             --
     equipment
     Loss on write-off of intangible assets                 (73,171)        (19,167)             --
     Other income (expense), net                             50,226           3,772          14,831
                                                       ------------    ------------    ------------
Total other income (expense), net                           112,149          22,353          16,631
                                                       ------------    ------------    ------------

Net income (loss) before income taxes                     4,506,362       1,335,287        (276,790)

Provision for income taxes                                  589,449          35,190             800
                                                       ------------    ------------    ------------

Net income (loss)                                      $  3,916,913    $  1,300,097    $   (277,590)
                                                       ============    ============    ============


Basic earnings (loss) per share                        $       0.30    $       0.10    $      (0.02)
Diluted earnings (loss) per share                      $       0.30    $       0.10    $      (0.02)

Weighted average common shares outstanding - basic       13,231,491      12,824,643      11,685,382
Weighted average common shares outstanding - diluted     13,231,491      12,824,643      11,685,382


See accompanying notes to financial statements.





                                             FRANKLIN WIRELESS CORP.
                                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                       COMMON STOCKS
                                -------------------------
                                                                                                          TOTAL
                                                            ADDITIONAL                                 STOCKHOLDERS'
                                                              PAID-IN     ACCUMULATED     STOCK SUB       EQUITY
                                  SHARES        AMOUNT        CAPITAL       DEFICIT      -SCRIPTION     (DEFICIENCY)
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance - June 30, 2006          12,602,911   $    12,603   $ 4,616,790   $(4,652,054)   $   (17,395)   $   (40,056)
Issuance of common stock            628,580           629       399,371            --             --        400,000
Payment of stock subscription            --            --            --            --          6,000          6,000
receivables
Net income                               --            --            --     1,300,097             --      1,300,097
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance - June 30, 2007          13,231,491        13,232     5,016,161    (3,351,957)       (11,395)     1,666,041

Receipt of stock subscription
receivables                              --            --            --            --         11,395         11,395
Net income                               --            --            --     3,916,913             --      3,916,913
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance - June 30, 2008          13,231,491   $    13,232   $ 5,016,161   $   564,956    $        --    $ 5,594,349
                                ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes to financial statements.





                                     FRANKLIN WIRELESS CORP.
                                    STATEMENTS OF CASH FLOWS

                                                              -----------------------------------------
                                                                     FISCAL YEARS ENDED JUNE 30,
                                                              -----------------------------------------
                                                                  2008          2007           2006
                                                              -----------    -----------    -----------
                                                                           (Consolidated)  (Consolidated)
CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net income (loss)                                        $ 3,916,913    $ 1,300,097    $  (277,590)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Loss on disposal of property and equipment                    --            767             --
         Loss on impairment of intangible assets                   73,171         19,167             --
         Depreciation                                              10,518          7,135          7,622
         Amortization of intangible assets                         57,093         70,544         49,222
         Bad debt                                                   2,200
         Increase (decrease) in cash due to change in:
             Accounts receivable                               (4,491,354)       (43,165)        (1,750)
             Inventory                                            (61,332)       (10,830)            --
             Prepaid expense                                      (16,781)        (6,649)            --
             Prepaid income tax                                  (355,393)
             Other assets                                         (10,250)          (709)        (2,346)
             Accounts payable                                   3,979,587         67,478        (17,340)
             Accrued liabilities                                  696,021        (11,944)        40,821
             Advanced payment from customers                       35,500        354,500             --
            Other liabilities                                          --             --         (3,878)
                                                              -----------    -----------    -----------
Net cash provided by (used in) operating activities             3,835,893      1,746,391       (205,239)
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                        (52,312)       (21,405)        (5,416)
       Purchases of intangible assets                                  --       (115,780)       (55,500)
                                                              -----------    -----------    -----------
Net cash used in investing activities                             (52,312)      (137,185)       (60,916)
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment to stockholders                                           --             --        (10,000)
     Cash payment for common stock repurchase                          --             --       (100,000)
     Payment of note payable                                     (100,000)      (100,000)            --
     Proceeds from issuance of common stock                            --        400,000        905,000
     Receipt of stock subscription receivable                      11,395             --             --
                                                              -----------    -----------    -----------
Net cash provided by financing activities                         (88,605)       300,000        795,000
                                                              -----------    -----------    -----------

Net increase in cash and cash equivalents                       3,694,976      1,909,206        528,845
Cash and cash equivalents, beginning of year                    2,477,593        568,387         39,542
                                                              -----------    -----------    -----------
Cash and cash equivalents, end of year                        $ 6,172,569    $ 2,477,593    $   568,387
                                                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                             $        --    $        --    $       559
         Income taxes                                         $   259,842    $       800    $       800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
     Common stock conversion from note payable                $        --    $        --    $   (40,000)

See accompanying notes to financial statements.


                                      F-6

                             FRANKLIN WIRELESS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007


NOTE 1 - BUSINESS OVERVIEW

         We design and sell broadband high speed wireless data communication products such as 3G wireless modules and modems. We focus on wireless broadband USB modems, which provide a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, tablet PC or desktop USB port without a PC card slot. The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market.

         Our products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA") and High-Speed Packet Access technology ("HSPA technology") of Wideband Code Division Multiple Access ("WCDMA"), which are wireless radio broadband data standards adopted by many CDMA and WCDMA mobile service providers, and enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution picture, video, and music contents.

         We market our products through two channels: directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends from the United States to the Caribbean and South American countries. Our Universal Serial Bus ("USB") modems are certified by Sprint, Alltel, Cellular South, NTELOS, Cincinnati Bell, Mobi PCS, Qwest and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador and by TSTT in Trinidad and Tobago. We have strategic marketing relationships with several of these customers.

         Since we launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express card modem in 2007, we have continued to add new features and functionality to our products to enhance value and ease of use that our products provide to our customers and end users. In 2008, we additionally launched the CGU-628 HSDPA USB modem, which provides a flexible way for users to connect to high-speed downlink packet access network, and the CDM-650 Stand-alone Revision 0 USB modem, which provides internet connection for users who are in remote locations where there are not cable or DSL services.

         For the years ended June 30, 2008, 2007, and 2006, the revenue recognized from sales of our products was $34,723,299, $10,385,090, and $1,002,953, respectively.


NOTE 2 - DISCONTINUED OPERATIONS

         On October 30, 2007, the Board of Directors approved the dissolution of its only subsidiary, ARG, which has been inactive since August 2003. As a part of the dissolution, we assumed a note payable of $434,000, a note payable. During the year ended June 30, 2008, we repaid $100,000 on this note, and the remaining balance amounted to $334,000 at June 30, 2008. The subsidiary did not have revenue, expense, asset or component of stockholders' equity as of June 30, 2008 and June 30, 2007, and for the years ended June 30, 2008 and 2007.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         SEGMENT REPORTING

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. We operate in a single business segment consisting of sale of wireless access products.

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

         REVENUE RECOGNITION

         We recognize revenue from products sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the product to the customers. We do not allow the right of return on product sales but provide a factory warranty for one year from the shipment, which is covered by our vendor.

         CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flow, we consider all highly liquid investments purchased with original maturities of six months or less to be cash equivalents.

         SHIPPING AND HANDLING COST

         Most of shipping and handling costs are paid by the customers directly to the shipping companies. We do not collect and incur shipping and handling costs to be capitalized.

         INVENTORIES

         Our inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond our control. We may maintain an allowance for inventories for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

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

         INTANGIBLE ASSETS - LICENSES AND CERTIFICATIONS

         Licenses are stated at cost and are amortized using the straight-line method over the license periods of five years or life of the licenses. Certifications are stated at cost and are amortized using the straight-line method over the certification periods of three years or life of the certifications.

         VALUATION ON INTANGIBLE AND LONG-LIVED ASSETS

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

         For the year ended June 30, 2008, we wrote off intangible assets of CDG test certifications in the amount of $171,280, resulting in a total loss of $73,171, as these certifications were deemed impaired due to their inability to continue to generate income from operations and positive cash flow in future periods.

         WARRANTIES

         We do not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is covered by our vendor. These products are shipped directly from our vendor to our customers. As a result, we do not accrue any warranty expenses.

         RESEARCH AND DEVELOPMENT COSTS

         We have an agreement with C-Motech for the manufacturing of our products, including services of component procurement, design, development, final assembly, testing, quality control, fulfillment and delivery of these products. As a result, we do not accrue any significant research and development costs, primarily made up of developmental activities relating to our products.

         ADVERTISING AND MARKETING COSTS

         We expense the costs of advertising and marketing as incurred. We incurred $1,370,125 and $302,522 of marketing and advertising expenses for the years ended June 30, 2008 and 2007, respectively. The increase was primarily due to the increase in sales and marketing effort for the year ended June 30, 2008, and we had an increase in sales commission expenses of $897,746 and an increase in marketing expenses of $169,857 for the year ended June 30, 2008, compared to the corresponding period of 2007. The costs incurred by us for these marketing and promotional activities were included within advertising and marketing expenses in accordance with Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EIFT, Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCT), or EITF No. 01-9, which provides guidance on the application of generally accepted accounting principles to selected recognition issues on PAYMENTS FROM A VENDOR TO A CUSTOMER.

         INCOME TAXES

         We adopted the provisions of FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

         We recognize federal and state tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. We also recognize federal and state tax liabilities or assets based on our estimate of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that we will not be able to realize all or a portion of our deferred tax assets.

         The significant component of the deferred tax asset (liability) at June 30, 2008 and 2007 was federal net operating loss carry-forward in the amount of approximately $2,034,000 and $2,934,000, respectively, based on federal tax rate of 34%. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2008 and 2007, management believes that it is more likely than not that most of the deferred tax assets will not be realized, and valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. As of June 30, 2008, we have federal net operating loss carryforwards of approximately $5,983,000 and state net operating loss carryforwards of approximately $1,676,000 for income tax purposes with application of IRC Section 382 limitation on net operating losses as result of the Company's ownership change in prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.

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

         On January 8, 2008, a 1 for 70 reverse stock split was implemented in connection with the reincorporation, under which each shareholder received one share for each 70 shares held. As result of the reverse stock split, a conversion was made to the weighted average number of shares outstanding for the fiscal years of 2008, 2007 and 2006 that took into consideration the effect of a reverse split on the total number of shares outstanding, in order to compare the current weighted average number of shares outstanding to its historical numbers in a consistent form of valuation. In order to adjust a weighted average number of shares outstanding of the Company, the pre-split outstanding shares were divided by the split ratio.

         CONCENTRATIONS OF CREDIT RISK

         We extend credit to our customers and perform ongoing credit evaluations of such customers. We evaluate our accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

         Substantially all of our revenues are derived from sales of wireless data products. Any significant decline in market acceptance of our products or in the financial condition of our existing customers could impair our ability to operate effectively.

         A significant portion of our revenue is derived from a small number of customers. Three customers accounted for 37.0%, 34.3%, and 13.3% of total revenues for the year ended June 30, 2008, and had related account receivables in the amount of $611,820, $3,250,000, and $0, or 13.5%, 71.7% and 0% of total account receivables at June 30, 2008, respectively. For the year ended June 30, 2007, two customers accounted for 41.2% and 38.6% of revenues and had related accounts receivable in the amount of $12,025 and $1,800, or 26.8% and 4.0% of total accounts receivable at June 30, 2007, respectively.

         We purchase our wireless products from one design and manufacturing company located in South Korea. If this company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. We purchased wireless data products in the amount of $27,090,347 and $7,565,040 for the years ended June 30, 2008 and 2007, respectively, and had related accounts payable of $3,697,893 and $3,875 at June 30, 2008 and 2007, respectively. However, there were no significant delays, capacity constraints, or quality control problems that negatively impacted the Company's revenue during those fiscal years.

         We maintain our cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account. However, we do not anticipate any loss on excess deposits.


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2006, the FASB issued FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognizing, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We have currently adopted and evaluated the impact, if any, that FIN 48 will have on our financial statements. FIN 48 is not expected to have a material impact on our financial statements.

         In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "FAIR VALUE MEASUREMENTS". This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is not expected to have a material impact on our financial statements.

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option at each subsequent reporting date. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009. SFAS No. 159 and the amendments to SFAS 115 are not expected to have a material impact on our financial statements.

         In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. EITF 07-3 is not expected to have a material impact on our financial statements.

         In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations ("SFAS No. 141(R)"). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) is not expected to have a material impact on our financial statements.

         In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 160 is not expected to have a material impact on our financial statements.

         There are no other accounting standards issued as of September 22, 2008 that are expected to have a material impact on our consolidated financial statements.


NOTE 4 - ACCOUNTS RECEIVABLE

         Accounts receivable at June 30, 2008 and 2007 consisted of receivables from customers in the amounts of $4,534,069 and $44,915, respectively. The increase was primarily due to a single customer, representing 72% of the total accounts receivable, whose purchase order was shipped on June 30, 2008.


NOTE 5 - PREPAID EXPENSES

         Prepaid expenses at June 30 consisted of the following:

                                                            2008          2007
                                                           -------       -------
              Prepaid insurance                            $ 2,725       $   244
              Prepaid marketing fee                         11,600            --
              Prepaid office lease fee                       9,105         6,405
                                                           -------       -------
              TOTAL                                        $23,430       $ 6,649
                                                           =======       =======

NOTE 6 - PREPAID INCOME TAX

        Prepaid income tax at June 30 consisted of the following:

                                                               2008        2007
                                                             --------    -------
              Prepaid income tax expense
                       Federal                               $296,535    $    --
                       State                                   58,858         --
                                                             --------    -------
              TOTAL                                          $355,393    $    --
                                                             ========    =======


NOTE 7 - PROPERTY AND EQUIPMENT

        Property and equipment at June 30 consisted of the following:

                                                         2008           2007
                                                       ---------      ---------
              Computers and software                   $  48,827      $  38,084
              Furniture and fixtures                      52,894         11,325
                                                       ---------      ---------
                                                         101,721         49,409
              Less accumulated depreciation              (33,709)       (23,191)
                                                       ---------      ---------
              TOTAL                                    $  68,012      $  26,218
                                                       =========      =========


NOTE 8 - INTANGIBLE ASSETS

         Intangible assets at June 30 consisted of the following:

                                                            2008         2007
                                                          ---------   ---------
              CDG Certifications                          $      --   $ 171,280
              Less accumulated amortization                      --     (41,016)
                                                          ---------   ---------
              TOTAL                                       $      --   $ 130,264
                                                          =========   =========


         CDG test certifications are required to launch and market new CDMA wireless data products with carriers in the countries located in North America, the Caribbean, and South America. Certifications are issued as being a qualifier of CDG1 (CDMA Development Group Stage 1), CDG 2 and CDG 3. The estimated life of CDG test certifications are three years, based on the life of the CDMA wireless data product. Certifications have a life of three years or the life of the CDG test.

         As of June 30, 2008, we wrote off certifications in the amount of $171,280 as these certifications were deemed impaired due to their inability to continue to generate income from operations and positive cash flow in future periods.


NOTE 9 - OTHER ASSETS

         Security deposits at June 30 consisted of the following:

                                                              2008         2007
                                                             -------     -------
              Lease deposit, corporate housing                   709         709
              Lease deposit, administrative office            14,003       4,170
              Utility deposit                                    282         282
              Other deposit                                      417          --
                                                             -------     -------
              TOTAL                                          $15,411     $ 5,161
                                                             =======     =======

NOTE 10 - NOTES PAYABLE TO STOCKHOLDERS

         Notes payable as of June 30, 2008 and 2007 consisted of the following:

                                                        2008             2007
                                                      ---------       ---------
              Non-interest bearing note               $ 334,000       $ 434,000
                                                      ---------       ---------
              Total                                     334,000         434,000
              Less current portion                     (334,000)       (434,000)
                                                      ---------       ---------
              TOTAL                                   $      --       $      --
                                                      =========       =========

         Our Korea-based subsidiary, ARG, has been inactive since August 2003. On October 30, 2007, the Board of Directors approved the dissolution of ARG. As a part of the dissolution, we assumed a note payable of ARG of $434,000. During the year ended June 30, 2008, we repaid $100,000, and the remaining balance of the note amounted to $334,000 at June 30, 2008.


NOTE 11 - ACCRUED LIABILITIES

         Accrued liabilities at June 30 consisted of the following:

                                                             2008         2007
                                                           --------     --------
              Salaries payable                             $135,000     $ 94,418
              Accrued professional fees payable              31,500       50,217
              Tax payable                                   689,421       34,390
              Other accrued liabilities                      19,125           --
                                                           --------     --------
              TOTAL                                        $875,046     $179,025
                                                           ========     ========

         The increase in accrued liabilities for the year ended June 30, 2008 was primarily due to an increase in tax payable, which was estimated federal and state income tax at $685,000 for the fourth quarter of the fiscal 2008.


NOTE 12 - COMMITMENTS AND CONTINGENCIES


         LEASES

         We lease our administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $62,848 and $59,420 for the years ended June 30, 2008 and 2007, respectively.

         We lease a corporate housing facility for our vendors under a non-cancelable operating lease that expires on October 2, 2008. Rent expense related to the operating lease was $17,829 and $2,770 for the years ended June 30, 2008 and 2007, respectively.

         We lease one automobile under an operating lease that expires on July 22, 2009. The related lease expense was $6,452 and $6,795 for the years ended June 30, 2008 and 2007, respectively.

         Future minimum lease payments under operating leases as of June 30, 2008 are as follows:

                                                        PAYMENTS DUE BY JUNE 30,

         LEASE                              2009       2010       2011       2012       TOTAL
         ------------------------------   --------   --------   --------   --------   --------
         Administrative office facility   $ 91,050   $109,260   $109,260   $ 18,210   $327,780
         Corporate housing facility          4,701         --         --         --      4,701
                                          --------   --------   --------   --------   --------
         TOTAL OBLIGATION                 $ 95,751   $109,260   $109,260   $ 18,210   $332,481
                                          ========   ========   ========   ========   ========

         LITIGATION

         We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management believes that there is no legal proceeding that has a material adverse effect on our financial condition for the year ended June 30, 2008. There is no legal proceeding that is pending or terminated for the 4th quarter of the fiscal year of 2008.


         CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

         Our facility is located in San Diego, California. Manufacturing of our products has been contracted out to C-Motech Co. Ltd. ("C-Motech"), located in South Korea.

         In January 2005, we entered into an agreement with C-Motech for the manufacture of the products. Under the manufacturing and supply agreement, C-Motech provides us with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service. The Agreement provides exclusive rights to market and sell our CDMA wireless data products in countries in North America, the Caribbean, and South America. Furthermore, the Agreement provides that we are responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. On January 30, 2007, C-Motech also certified that we have the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories.

         The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive with automatic renewable of additional one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.


         OFFICER EMPLOYMENT AGREEMENT

         On September 8, 2006, we entered into a renewable two-year employment agreement with our president. The annual salary for the officer is $150,000.


NOTE 13 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         We authorized 50,000,000 shares of Common Stock, par value of $0.001 per share, and Common Stock of 13,231,491 was issued and outstanding as of June 30, 2008 and 2007. We authorized 10,000,000 shares of Preferred Stock, par value of $0.001 per share, and no Preferred Stock was issued or outstanding as of June 30, 2008 and 2007. No dividends have been declared or paid during fiscal years 2008 and 2007.

         STOCK ISSUANCES & REPURCHASES

         For the years ended June 30, 2008, 2007 and 2006, we completed the following common stock transactions:


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

   o May 15, 2006 - We purchased 20,000,000 shares of our Common Stock from our former Chief Executive Officer and board member, Hajin Jhun, at $0.005 per share, or the price purchased by Mr. Jhun. The purchased share price approximated its fair market value at the date of the purchase and, as a result, no compensation expense was required or booked for the year ended June 30, 2006.

   o     June 27, 2006

         o We issued 1,000,000 shares to a stockholder holding a $10,000 note payable. These shares were converted at $0.01 per share for $10,000. The converted share price approximated its fair market value at the date of the conversion and, as a result, no compensation expense was required or booked for the year ended June 30, 2006.
         o We issued 66,000,000 shares to an unaffiliated investor approximately at $0.0091 per share in the gross proceeds of $600,000.00. The Common Stock share price approximated its fair market value at the date of the issuance and a result, no compensation expense was required or booked for the year ended June 30, 2006.

   o October 18, 2006 - We issued 15,000,000 shares of our Common Stock to an unaffiliated investor for $0.0091 per share, total valued at $136,364. The Common stock share price approximated its fair market value at the date of the issuance and, as a result, no compensation expense was required or booked for the year ended June 30, 2007.

   o On April 27, 2007 - We issued an additional 29,000,000 shares of our Common Stock to the unaffiliated investor for $0.0091 per share, total valued at $263,636. The common stock share price approximated its fair market value at the date of the issuance and, as a result, no compensation expense was required or booked for the year ended June 30, 2007.

   o On January 8, 2008, the reverse stock split was implemented in connection with the reincorporation, under which the shareholders will receive one share of Franklin-Nevada for each 70 shares held in Franklin-California. As result of the reverse stock split, the 50,000,000 shares of Common stock, par value of $0.001 per share, were authorized, and the 13,231,491 shares were issued and outstanding as of June 30, 2008.

         We believe the foregoing issuances of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.


NOTE 14 - INCOME TAXES

         We adopted the provisions of FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

         We recognize federal and state tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. We also recognize federal and state tax liabilities or assets based on our estimate of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that we will not be able to realize all or a portion of our deferred tax assets.

         Income tax provision from continuing operations for the years ended June 30, 2008 and 2007 consists of the following:


                                                            YEAR ENDED JUNE 30,
                                                           ---------------------
                                                             2008         2007
                                                           --------     --------
         Current income taxes expense:
               Federal                                     $433,067     $ 26,409
               State                                        156,382        8,781
                                                           --------     --------
         Deferred income taxes expense (benefits):          589,449       35,190
                                                           --------     --------
         Provision for income taxes                        $589,449     $ 35,190
                                                           ========     ========


         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

                                                          YEAR ENDED JUNE 30
                                                     --------------------------
                                                        2008           2007
                                                     -----------    -----------

   Current deferred tax asset(liabilities):
     Net operating losses                            $   170,883    $        --
     Other, net                                           16,493        151,868

   Non-current deferred tax assets (liabilities):
     Net operating losses                              2,011,633      3,285,042
     Credit                                               30,196         30,996
     Other, net                                           (4,477)       (60,357)
                                                     -----------    -----------
   Total deferred tax assets                           2,224,728      3,407,549
   Less valuation allowance                           (2,224,728)    (3,407,549)
                                                     -----------    -----------
   Net deferred tax asset                            $        --    $        --
                                                     ===========    ===========

         The significant component of the deferred tax asset (liability) at June 30, 2008 and 2007 was federal net operating loss carry-forward in the amount of approximately $2,034,000 and $2,934,000, respectively, based on federal tax rate of 34%. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2008 and 2007, management believes that it is more likely than not that most of the deferred tax assets will not be realized, and valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

         As of June 30, 2008, we have federal net operating loss carryforwards of approximately $5,983,000 and state net operating loss carryforwards of approximately $1,676,000 for income tax purposes with application of IRC Section 382 limitation on net operating losses as result of the Company's ownership change in prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.


NOTE 15 - RELATED PARTY TRANSACTIONS

         We purchased CDMA wireless data products in the amount of $27,090,347, or 100.0% of total purchases, from C-Motech Co. Ltd., for the year ended June 30, 2008 and had related accounts payable of $3,697,893 as of June 30, 2008. We also had account receivable of $151,750 in connection with marketing development fund as of June 30, 2008. C-Motech owns 3,370,356 shares, or 25.5%, of our Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since. September 2006. Jaeman Lee must abstain from voting on any matters where the interests or benefits of C-Motech conflict or appear to conflict with our interests or benefits.


NOTE 16 - SUBSEQUENT EVENTS

         We plan to adopt an incentive stock ("ISO") option and nonstatutory stock option ("NSO") for key employees and directors of the Company, to encourage a proprietary interest in the Company, to encourage such key employees to remain in the employ of the Company, and to attract new employees with outstanding qualifications.


         The option plans will be administered by the Board of the Company in order to obtain required approvals and qualifications as planned. However, as of September 22, 2008, the Stock Option Plan has not been adopted.