Form 10-Q
period 2008-09-30
FRANKLIN WIRELESS CORP
filed 2008-11-14
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM __________ TO __________.

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


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                  Accelerated filer |_|
Non-accelerated filer |_|                    Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Registrant has 13,231,491 shares of common stock outstanding as of November 14, 2008

                             FRANKLIN WIRELESS CORP.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008


                                                                            PAGE

PART I- FINANCIAL INFORMATION

Item 1:  Financial Statements                                                  3
Item 2:  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15
Item 3:  Quantitative and Qualitative Disclosures About Market Risk           21
Item 4:  Controls and Procedures                                              21


PART II- OTHER INFORMATION

Item 1:  Legal Proceedings                                                    22
Item 1A: Risk Factors                                                         22
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          25
Item 3:  Defaults Upon Senior Securities                                      25
Item 4:  Submission of Matters to a Vote of Security Holders                  25
Item 5:  Other Information                                                    25
Item 6:  Exhibits                                                             25

Signatures                                                                    26

                         PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS


                             FRANKLIN WIRELESS CORP.
                                 BALANCE SHEETS


                                                                    (UNAUDITED)
                                                                   SEPTEMBER 30,     JUNE 30,
                                                                        2008           2008
                                                                    -----------     -----------

ASSETS
     CURRENT ASSETS:
         Cash and cash equivalents                                  $ 7,010,264     $ 6,172,569
         Accounts receivable                                            406,919       4,534,069
         Inventories                                                     35,758          72,162
         Prepaid income tax                                             355,393         355,393
         Prepaid expenses                                                20,566          23,430
                                                                    -----------     -----------
         Total current assets                                         7,828,900      11,157,623
     Property and equipment, net                                         74,146          68,012
     Other assets                                                        11,241          15,411
                                                                    -----------     -----------
     TOTAL ASSETS                                                   $ 7,914,287     $11,241,046
                                                                    ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                           $ 1,052,947     $ 4,047,651
         Advanced payment from customers                                     --         390,000
         Accrued liabilities                                            258,703         875,046
         Deferred rent payable                                           17,821              --
         Notes payable to a stockholder                                 334,000         334,000
                                                                    -----------     -----------
         Total current liabilities                                    1,663,471       5,646,697
                                                                    -----------     -----------

     STOCKHOLDERS' EQUITY:
     Preferred stock, par value of $0.001 per share, authorized
      10,000,000 shares; No preferred stock issued and                       --              --
      outstanding as of September 30, 2008 and June 30, 2008
     Common stock, par value of $0.001 per share, authorized
      50,000,000 shares; Common stock of 13,231,491 issued and
      outstanding as of September 30, 2008 and June 30, 2008             13,232          13,232
     Additional paid-in capital                                       5,016,161       5,016,161
     Retained earnings                                                1,221,423         564,956
                                                                    -----------     -----------
     Total stockholders' equity                                       6,250,816       5,594,349
                                                                    -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 7,914,287     $11,241,046
                                                                    ===========     ===========


                    See accompanying notes to unaudited financial statements.





                                 FRANKLIN WIRELESS CORP.
                                 STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                         ------------------------------
                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         ------------------------------
                                                            2008               2007
                                                         ------------      ------------
                                                                           (Consolidated)

Net sales                                                $  6,251,168      $  8,644,693
Cost of goods sold                                          4,394,124         6,687,871
                                                         ------------      ------------
Gross profits                                               1,857,044         1,956,822
                                                         ------------      ------------

Operating expenses:
     Selling, general, and administrative                   1,086,712           584,634
                                                         ------------      ------------
Total operating expenses                                    1,086,712           584,634
                                                         ------------      ------------

Income from operations                                        770,332         1,372,188

Other income (expense):
     Interest income                                           29,200            36,043
     Other income (expense)                                      (287)              184
                                                         ------------      ------------
Total other income (expense), net                              28,913            36,227
                                                         ------------      ------------

Net income before income taxes                                799,245         1,408,415

Provision for income taxes                                    142,778            25,313
                                                         ------------      ------------

Net income                                               $    656,467      $  1,383,102
                                                         ============      ============


Basic earnings per share                                 $       0.05      $       0.10
Diluted earnings per share                               $       0.05      $       0.10

Weighted average common shares outstanding - basic         13,231,491        13,231,491
Weighted average common shares outstanding - diluted       13,231,491        13,231,491



                See accompanying notes to unaudited financial statements.





                                    FRANKLIN WIRELESS CORP.
                                    STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                  -----------------------------
                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  -----------------------------
                                                                     2008              2007
                                                                  -----------      -----------
                                                                                  (Consolidated)
CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net income                                                   $   656,467      $ 1,383,102
     Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation                                                   3,921            2,091
         Amortization of intangible assets                                 --           14,273
         Bad debt                                                         315               --
         Changes in operating assets and liabilities:
             Accounts receivable                                    4,126,835           (2,400)
             Inventory                                                 36,404          (11,091)
             Prepaid expense                                            2,864            1,237
             Other assets                                               4,170               --
             Accounts payable                                      (2,994,704)         (59,547)
             Advance payment from customers                          (390,000)        (259,500)
             Accrued liabilities                                     (616,343)         (61,577)
             Deferred rent payable                                     17,821               --
                                                                  -----------      -----------
Net cash provided by operating activities                             847,750        1,006,588
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                             (10,055)          (3,835)
                                                                  -----------      -----------
Net cash used in investing activities                                 (10,055)          (3,835)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                      --               --
                                                                  -----------      -----------

Net increase in cash and cash equivalents                             837,695        1,002,753
Cash and cash equivalents, beginning of period                      6,172,569        2,477,593
                                                                  -----------      -----------
Cash and cash equivalents, end of period                          $ 7,010,264      $ 3,480,346
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                 $        --      $        --
         Income taxes                                             $   685,000      $        --


                   See accompanying notes to unaudited financial statements.

                             FRANKLIN WIRELESS CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q. The balance sheet is unaudited as of September 30, 2008 and audited as of June 30, 2008. The statement of operations is unaudited for the three months ended September 30, 2008, and the consolidated statement of operations is unaudited for the three months ended September 30, 2007. The statement of cash flows is unaudited for the three months ended September 30, 2008, and the consolidated statement of cash flow is unaudited for the three months ended September 30, 2007. In the opinion of management, the unaudited financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company's Form 10-K, filed on September 22, 2008.

The operating results or cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


NOTE 2 - BUSINESS OVERVIEW

The Company designs and sells broadband high speed wireless data communication products such as third generation ("3G") and fourth generation ("4G") wireless modules and modems. The Company focuses on wireless broadband USB modems, which provide a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, tablet PC or desktop USB port without a PC card slot. The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which the Company believes represents a growing market.

The Company markets its products through two channels: directly to wireless operators, and indirectly through strategic partners and distributors. The Company's customer base extends from the United States to the Caribbean and South American countries. The Company's Universal Serial Bus ("USB") modems are certified by Sprint, Alltel, Cellular South, NTELOS and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, and by TSTT in Trinidad and Tobago. The Company has strategic marketing relationships with several of these customers.


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

         REVENUE RECOGNITION

         The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers. The Company does not allow the right of return on product sales but warrant the products over one year from the shipment. The Company may maintain an allowance for doubtful accounts for potentially estimated losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

         SHIPPING AND HANDLING COST

         Most of shipping and handling costs are paid by the customers directly to the shipping companies. As a result, the Company does not collect and incur shipping and handling costs to be capitalized.

         INVENTORIES

         The Company's inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The Company's customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company may maintain an allowance for inventories for potential excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

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

         VALUATION ON LONG-LIVED ASSETS

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

         As of September 30, 2008, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

         WARRANTIES

         The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is covered by its vendor. These products are shipped directly from its vendor to customers. As a result, the Company does not accrue any warranty expenses.

         INCOME TAXES

         The Company adopted the provisions of FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

         Income tax provision from continuing operations for the three months ended September 30, 2008 and 2007 consists of the following:


                                                      (UNAUDITED)     (UNAUDITED)
                                                     -------------   -------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2008            2007
                                                     -------------   -------------
         Current income taxes expense:
                  Federal                              $113,316       $ 19,073
                  State                                  29,462          6,240
                                                       --------       --------
         Deferred income taxes expense (benefits):      142,778         25,313
                                                       --------       --------
         PROVISION FOR INCOME TAXES                    $142,778       $ 25,313
                                                       ========       ========


         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets at September 30, 2008 and June 30, 2008 consisted of the following:

                                                           (UNAUDITED)
                                                           -------------     -----------
                                                           SEPTEMBER 30,       JUNE 30,
                                                               2008             2008
                                                            -----------      -----------
         Current deferred tax assets (liabilities):
                  Net operating losses                      $   170,883      $   170,883
                  Other, net                                     (9,238)          16,493

         Non-current deferred tax assets (liabilities):
                  Net operating losses                        1,876,011        2,011,633
                  Credit                                             --           30,196
                  Other, net                                    (16,493)          (4,477)
                                                            -----------      -----------
         Total deferred tax assets                            2,021,163        2,224,728
         Less valuation allowance                            (2,021,163)      (2,224,728)
                                                            -----------      -----------
         Net deferred tax asset                             $        --      $        --
                                                            ===========      ===========

         The significant component of the deferred tax asset (liability) at September 30, 2008 and June 30, 2008 was federal net operating loss carry-forward in the amount of approximately $1,898,000 and $2,034,000, respectively, based on federal tax rate of 34%. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2008 and June 30, 2008, management believes that it is more likely than not that most of the deferred tax assets will not be realized, and valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

         As of September 30, 2008, the Company has federal net operating loss carryforwards of approximately $5,584,000 and state net operating loss carryforwards of approximately $1,277,000 for income tax purposes with application of IRC Section 382 limitation on net operating losses as result of the Company's ownership change in prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.

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

         On January 8, 2008, a 1 for 70 reverse stock split was implemented in connection with the reincorporation, under which each shareholder received one share for each 70 shares held. As result of the reverse stock split, a conversion was made to the weighted average number of shares outstanding for the fiscal years of 2008 and 2007 that took into consideration the effect of a reverse split on the total number of shares outstanding, in order to compare the current weighted average number of shares outstanding to its historical numbers in a consistent form of valuation. In order to adjust a weighted average number of shares outstanding of the Company, the pre-split outstanding shares were divided by the split ratio.

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

         A significant portion of the Company's revenue is derived from a small number of customers. Three customers accounted for 55.7%, 15.3%, and 10.7% of revenues during the three months ended September 30, 2008, and had related account receivables of $199,000, or 49% of the total account receivable, at September 30, 2008.

         The Company purchases its wireless products from one design and manufacturing company located in South Korea. If the design and manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. However, there were no significant delays, capacity constraints, or quality control problems that negatively impacted the Company's revenue for the three months ended September 30, 2008 and 2007. For those periods, the Company purchased approximately $4,187,410 and $6,698,962 respectively and had related accounts payable of $173,100 and $0 at September 30, 2008 and 2007 respectively.

         The Company maintains its cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000 per each depositor, per insured bank. As of September 30, 2008, the Company has two deposits that exceeded the insured limit of $250,000 by approximately $6,437,000 and $73,000 respectively. However, the Company does not anticipate any loss on excess deposits.

NOTE 4 - BALANCE SHEET DETAILS

         ACCOUNTS RECEIVABLE

         Accounts receivable at September 30, 2008 and June 30, 2008, consisted of receivables from customers in the amounts of $406,919 and $4,534,069 respectively. The decrease was primarily due to a receipt of the account receivable from a single customer, representing 72% of the total accounts receivable at June 30, 2008.

         PREPAID EXPENSES

         Prepaid expenses at September 30, 2008 and June 30, 2008 consisted of the following:

                                        (UNAUDITED)
                                       -------------   --------
                                       SEPTEMBER 30,   JUNE 30,
                                           2008           2008
                                       -------------   --------
          Prepaid insurance                 $ 2,002      $ 2,725
          Prepaid marketing fee              13,564       11,600
          Prepaid professional fee            5,000           --
          Prepaid office lease fee               --        9,105
                                            -------      -------
          TOTAL                             $20,566      $23,430
                                            =======     ========

         PREPAID INCOME TAX

         Prepaid income tax at September 30, 2008 and June 30, 2008 consisted of the following:

                                        (UNAUDITED)
                                        -------------    --------
                                        SEPTEMBER 30,    JUNE 30,
                                            2008           2008
                                        -------------    --------
          Prepaid income tax expense
                   Federal                 $296,535     $296,535
                   Sate                      58,858       58,858
                                           --------     --------
          TOTAL                            $355,393     $355,393
                                           ========     ========


         PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2008 and June 30, 2008 consisted of the following:

                                           (UNAUDITED)
                                           -------------    --------
                                           SEPTEMBER 30,    JUNE 30,
                                               2008           2008
                                           -------------    ---------
          Computers and software              $  55,662     $  48,827
          Furniture and fixtures                 56,114        52,894
                                              ---------     ---------
                                               111,776       101,721
          Less accumulated depreciation         (37,630)      (33,709)
                                              ---------     ---------
          TOTAL                               $  74,146     $  68,012
                                              =========     =========

         Depreciation expense associated with property and equipment was $3,921 and $2,091for the three months ended September 30, 2008 and 2007, respectively.

         OTHER ASSETS

         Other assets at September 30, 2008 and June 30, 2008 consisted of the following:

                                              (UNAUDITED)
                                              -------------    --------
                                              SEPTEMBER 30,    JUNE 30,
                                                  2008           2008
                                              -------------    --------

          Lease deposit, corporate housing         $   709     $   709
          Lease deposit, administrative office       9,833      14,003
          Utility deposit                              282         282
          Other deposit                                417         417
                                                   -------     -------
          TOTAL                                    $11,241     $15,411
                                                   =======     =======

         ACCRUED LIABILITIES

         Accrued liabilities at September 30, 2008, and June 30, 2008, consisted of the following:

                                           (UNAUDITED)
                                           -------------    --------
                                           SEPTEMBER 30,    JUNE 30,
                                               2008           2008
                                           -------------    --------

          Salaries payable                      $ 70,300     $135,000
          Accrued professional fees payable       26,500       31,500
          Tax payable                            142,778      689,421
          Other accrued liabilities               19,125       19,125
                                                --------     --------
          TOTAL                                 $258,703     $875,046
                                                ========     ========

         DEFERRED RENT PAYABLE

         Deferred Rent Payable at September 30, 2008, and June 30, 2008, consisted of the following:

                                           (UNAUDITED)
                                           -------------    --------
                                           SEPTEMBER 30,    JUNE 30,
                                               2008           2008
                                           -------------    --------

          Deferred rent payable                 $17,821     $     --
                                                -------     --------
          TOTAL                                 $17,821     $     --
                                                =======     ========

         Deferred rent payable is the sum of the difference between a monthly rent payment and the monthly rent expense of an operating lease of the Company that contains escalated payments in future periods. The rent expense is the sum of all rent payments over the term of the lease divided by the number of periods contained in the lease otherwise known as straight-line amortization. This rent expense amount differs from the monthly rent payments, which is deferred rent payable.

         NOTES PAYABLE TO STOCKHOLDERS

         Notes payable at September 30, 2008, and June 30, 2008, consisted of the following:

                                           (UNAUDITED)
                                           -------------    --------
                                           SEPTEMBER 30,    JUNE 30,
                                               2008           2008
                                           -------------    --------
          Non-interest bearing note           $ 334,000     $ 334,000
                                              ---------     ---------
          Total                                 334,000       334,000
          Less current portion                 (334,000)     (334,000)
                                              =========     =========
          TOTAL                               $      --     $      --
                                              =========     =========

         The Company's Korea-based subsidiary, ARG, has been inactive since August 2003. On October 30, 2007, the Board of Directors approved the dissolution of ARG. As a part of the dissolution, the Company assumed a note payable of ARG of $434,000. During the year ended June 30, 2008, it repaid $100,000, and the remaining balance of the note amounted to $334,000 at September 30, 2008.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $26,926 and $15,534 for the three months ended September 30, 2008 and 2007, respectively.

         The Company leases its corporate housing facility under a non-cancelable operating lease that expires on April 30, 2009 for its vendors. Rent expense related to the operating lease was $4,621 and $4,251 for the three months ended September 30, 2008 and 2007, respectively.

         The Company leases one automobile under an operating lease that expires on July 22, 2009. Lease expense was $1,613 and $1,613 for the three months ended September 30, 2008 and 2007, respectively.

         LITIGATION

         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.


         CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

         The Company's facility is located in San Diego, California. Manufacturing of the Company's products has been contracted out to C-Motech Co. Ltd. ("C-Motech"), located in South Korea.

         In January 2005, the Company entered into an agreement with C-Motech for the manufacture of the products. Under the manufacturing and supply agreement, C-Motech provides the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service. The Agreement provides exclusive rights to market and sell CDMA wireless data products in countries in North America, the Caribbean, and South America. Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. On January 30, 2007, C-Motech also certified that the Company has the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories.

         The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.


NOTE 6 - EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. As of September 30, 2008, the Company did not have any dilutive common stock shares.

On January 8, 2008, a 1 for 70 reverse stock split was implemented in connection with the reincorporation, under which each shareholder received one share for each 70 shares held. As result of the reverse stock split, a conversion was made to the weighted average number of shares outstanding for the fiscal years of 2008 and 2007 that took into consideration the effect of a reverse split on the total number of shares outstanding, in order to compare the current weighted average number of shares outstanding to its historical numbers in a consistent form of valuation. In order to adjust a weighted average number of shares outstanding of the Company, the pre-split outstanding shares were divided by the split ratio.


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognizing, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company has currently adopted and evaluated the impact, if any, that FIN 48 will have on its financial statements. FIN 48 is not expected to have a material impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "FAIR VALUE MEASUREMENTS". This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is not expected to have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115". SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option at each subsequent reporting date. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009. SFAS No. 159 and the amendments to SFAS 115 are not expected to have a material impact on the Company's financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. EITF 07-3 is not expected to have a material impact on the Company's financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations ("SFAS No. 141(R)"). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) is not expected to have a material impact on the Company's financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 160 is not expected to have a material impact on the Company's financial statements.

There are no other accounting standards issued as of November 15, 2008 that are expected to have a material impact on the Company's financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company purchased CDMA wireless data products in the amount of $4,187,410, or 100.0% of total purchases, from C-Motech Co. Ltd., for the three months ended September 30, 2008 and had related accounts payable of $173,100 as of September 30, 2008. The Company also had an account receivable of $11,015 in connection with a marketing development fund as of September 30, 2008. C-Motech owns 3,370,356 shares, or 25.5%, of the Company's outstanding Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.


NOTE 9 - SUBSEQUENT EVENTS

None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed on September 22, 2008, for the fiscal year ended June 30, 2008.

BUSINESS OVERVIEW

Franklin Wireless Corp. designs and sells broadband high speed wireless data communication products such as third generation ("3G") and fourth generation ("4G") wireless modules and modems. The Company focuses on wireless broadband USB modems, which provide a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, tablet PC or desktop USB port without a PC card slot. The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which the Company believes represents a growing market.

The Company's wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA"), High-Speed Packet Access technology ("HSPA technology") of Wideband Code Division Multiple Access ("WCDMA), and Worldwide Interoperability for Microwave Access ("WIMAX") based on the IEEE 802.16 standard, which enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution picture, video, and music contents.

Since the Company launched three new products, CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express Card modem in 2007, the Company has continued to add new features and functionality to its products to enhance value and ease of use that its products provide to customers and end users. In 2008, the Company launched the CGU-628A HSDPA USB modem, which provides a flexible way for users to connect to high-speed downlink packet access networks, and the CDM-650 Stand-alone Revision 0 USB modem, which provides internet connection in remote locations without cable or DSL services.

The Company markets its products through two channels: directly to wireless operators, and indirectly through strategic partners and distributors. The Company's global customer base extends from the United States to the Caribbean and South American countries. The Company's Universal Serial Bus ("USB") modems are certified by Sprint, Alltel, Cellular South, NTELOS and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, and by TSTT in Trinidad and Tobago. The Company has strategic marketing relationships with several of these customers.

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

         REVENUE RECOGNITION

         The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers. The Company does not allow the right of return on product sales but warrant the products over one year from the shipment. The Company may maintain an allowance for doubtful accounts for potentially estimated losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

         SHIPPING AND HANDLING COST

         Most of shipping and handling costs are paid by the customers directly to the shipping companies. As a result, the Company does not collect and incur shipping and handling costs to be capitalized.

         VALUATION ON LONG-LIVED ASSETS

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

         As of September 30, 2008, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

         WARRANTIES

         The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is covered by its vendor. These products are shipped directly from its vendor to customers. As a result, the Company does not accrue any warranty expenses.

         INCOME TAXES

         The Company adopted the provisions of FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

         Income tax provision from continuing operations for the three months ended September 30, 2008 and 2007 consists of the following:


                                                        (UNAUDITED)             (UNAUDITED)
                                                    --------------------   --------------------
                                                     SEPTEMBER 30, 2008     SEPTEMBER 30, 2007
                                                    --------------------   --------------------
          Current income taxes expense:
                   Federal                                  $113,316             $ 19,073
                   State                                     29,462                6,240
                                                            --------             --------
          Deferred income taxes expense (benefits):          142,778               25,313
                                                            --------             --------
          PROVISION FOR INCOME TAXES                        $142,778             $ 25,313
                                                            ========             ========


         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets at September 30, 2008 and June 30, 2008 consisted of the following:

                                                                  (UNAUDITED)
                                                               ------------------    ---------------
                                                               SEPTEMBER 30, 2008     JUNE 30, 2008
                                                               ------------------    ---------------
          Current deferred tax asset (liabilities):
                   Net operating losses                              $   170,883         $   170,883
                   Other, net                                             (9,238)             16,493

          Non-current deferred tax assets (liabilities):
                   Net operating losses                                1,876,011           2,011,633
                   Credit                                                     --              30,196
                   Other, net                                            (16,493)             (4,477)
                                                                     -----------         -----------
          Total deferred tax assets                                    2,021,163           2,224,728
          Less valuation allowance                                    (2,021,163)         (2,224,728)
          Net deferred tax asset                                     $        --         $        --
                                                                     ===========         ===========

         The significant component of the deferred tax asset (liability) at September 30, 2008 and June 30, 2008 was federal net operating loss carry-forward in the amount of approximately $1,898,000 and $2,034,000, respectively, based on federal tax rate of 34%. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2008 and June 30, 2008, management believes that it is more likely than not that most of the deferred tax assets will not be realized, and valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

         As of September 30, 2008, the Company has federal net operating loss carryforwards of approximately $5,584,000 and state net operating loss carryforwards of approximately $1,277,000 for income tax purposes with application of IRC Section 382 limitation on net operating losses as result of the Company's ownership change in prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.


RESULTS OF OPERATIONS

The following table sets forth, during the three months ended September 30, 2008 and 2007, selected statements of operations data expressed as a percentage of sales:

                                                                     THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   ----------------------
                                                                    2008           2007
                                                                   -------       -------

          Net Sales                                                  100.0%        100.0%
          Cost of goods sold                                          70.3%         77.4%
                                                                   -------       -------
          Gross profit                                                29.7%         22.6%
                                                                   -------       -------

          Operating expenses:
               Selling, general and administrative expenses           17.4%          6.7%
                                                                   -------       -------
          Total operating expenses                                    17.4%          6.7%
                                                                   -------       -------

          Income from operations                                      12.3%         15.9%

          Other income (expense), net                                  0.5%          0.4%
                                                                   -------       -------

          Net income before income taxes                              12.8%         16.3%

          Provision for income taxes                                   2.3%          0.3%
                                                                   -------       -------

          Net income                                                  10.5%         16.0%
                                                                   =======       =======

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.


THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

         NET SALES

         Net sales decreased by $2,393,525, or 27.7%, to $6,251,168 for the three months ended September 30, 2008 from $8,644,693 for the corresponding period of 2007. The overall decrease was primarily due to the decrease in sales of CDMA data products in the United States by $2,354,255, or 47.0%, to $2,652,218 for the three months ended
         September 30, 2008, compared to $5,006,473 for the corresponding period of 2007. The sales volume in the Caribbean and South American countries were maintained for the three months ended September 30, 2008 compared to the corresponding period of 2007.

         GROSS PROFIT

         Gross profit decreased by $99,778, or 5.1% to $1,857,044 for the three months ended September 30, 2008 from $1,956,822 for the corresponding period of 2007. The overall decrease was primarily due to the decrease in sales of CDMA data products in the United States by $2,354,255, or 47.0%, to $2,652,218 for the three months ended September 30, 2008, compared to $5,006,473 for the corresponding period of 2007. For the three months ended September 30, 2008, the gross profit made a short decrease by 5.1%, whereas the net sales decreased by 27.7% due to the discontinued sales to a carrier customer in the United Sates, which had a low gross profit margin in terms of net sales percentage of 18.8%.

         The gross profit in terms of net sales percentage was 29.7% for the three months ended September 30, 2008 compared to 22.6% for the corresponding period of 2007. The gross profit increase in terms of net sales percentage was primarily due to the discontinued sales to a carrier customer in the United Sates, which had a low gross profit margin in terms of net sales percentage of 18.8%, for the three months ended September 30, 2008, whereas the customer accounted for 53.4% of net sales for the corresponding period of 2007.

         SELLING, GENERAL, AND ADMINISTRATIVE

         Selling, general, and administrative expenses increased by $502,078, or 85.9%, to $1,086,712 for the three months ended September 30, 2008 from $584,634 for the corresponding period of 2007. The increase was primarily due to an increase in sales and marketing efforts, which included hiring new personnel to expand its marketing and customer support functions, which increased salary and related expenses. For the three months ended September 30, 2008, the Company had an increase in promotion and marketing expense of $326,301, an increase in travel expense of $49,762, and an increase in payroll expense of $103,221, compared to the corresponding period of 2007. Payroll expenses were increased due to the hiring of new personnel and a bonus payment of $35,300 to share profits with the management and employees for the three months ended September 30, 2008.

         OTHER INCOME (EXPENSE), NET

         Other income decreased by $7,314, or 20.2%, to $28,913 for the three months ended September 30, 2008 from $36,227 for the corresponding period of 2007. The overall decrease is due to the lower interest income of $29,200 in connection with a lower rate of interest for the three months ended September 30, 2008, compared to $36,043 for the corresponding period of 2007.

         PROVISION FOR INCOME TAXES

         For the three months ended September 30, 2008, provision for income taxes of $142,778 consisted of federal and state taxes at its estimated effective tax rate of approximately 18.2%. The difference between the federal and state statutory rate of 40% and the Company's effective tax rate was due to the federal and state net operating loss carry-forward limited by the rules of Section 382 and the related deferred tax asset generated in fiscal year 2009. For the three months ended September 30, 2007, the provision for income taxes of $25,313 consisted of federal and state alternative minimum taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $837,695 to $7,010,264 as of September 30, 2008 compared to $6,172,569 as of June 30, 2008. The increase was primarily from the net income of $643,767.

         OPERATING ACTIVITIES

         Net cash provided by operating activities was $847,750 and $1,006,588 for the three months ended September 30, 2008, and 2007, respectively. The decrease from the prior period is primarily due to the decrease in net income.

         INVESTING ACTIVITIES

         Net cash used in investing activities was $10,055 and $3,835 for the three months ended September 30, 2008 and 2007, respectively, consisting of capital expenditures.

         FINANCING ACTIVITIES

         Net cash provided by financing activities was $0 for the three months ended September 30, 2008 and 2007, respectively.


CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company's material off-balance sheet contractual commitments are operating lease obligations. The Company excluded these items from the balance sheet in accordance with GAAP. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon its financial condition or results of operations. The Company's principal future obligations and commitments at September 30, 2008, include the following:

         OPERATING LEASES

         The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $26,926 and $15,534 for the three months ended September 30, 2008 and 2007, respectively.

         The Company leases its corporate housing facility under a non-cancelable operating lease that expires on April 30, 2009 for its vendors. Rent expense related to the operating lease was $4,621 and $4,251 for the three months ended September 30, 2008 and 2007, respectively.

         The Company leases one automobile under an operating lease that expires on July 22, 2009. Lease expense was $1,613 and $1,613 for the three months ended September 30, 2008 and 2007, respectively.

         LITIGATION

         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

         CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

         The Company's facility is located in San Diego, California. Manufacturing of the Company's products has been contracted out to C-Motech Co. Ltd. ("C-Motech"), located in South Korea.

         In January 2005, the Company entered into an agreement with C-Motech for the manufacture of the products. Under the manufacturing and supply agreement, C-Motech provides the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service. The Agreement provides exclusive rights to market and sell CDMA wireless data products in countries in North America, the Caribbean, and South America. Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. On January 30, 2007, C-Motech also certified that the Company has the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories.

         The initial term of the agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a "smaller reporting company," this Item is inapplicable.

ITEM 4. CONTROLS AND PROCEDURES.



The Company maintains disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to its management, including its principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC.

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008. Based on such evaluation, which included a determination that the material weakness in internal control over financial that existed as of June 30, 2008, and was disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2008, had been remediated, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently involved in any material legal proceedings. The Company is, from time to time, involved in routine legal proceedings and claims arising in the ordinary course of business.

ITEM 1A: RISK FACTORS.

An investment in the Company's shares is highly speculative and involves a significant degree of risk. Prospective investors should carefully consider the following risk factors, in addition to the other information set forth in this Quarterly Report or in any material accompanying this report. The following summary of risk factors does not purport to be a complete explanation of the risks involved in the Company's business.

THE COMPANY HAS EXPERIENCED LOSSES IN THE PAST. The Company has experienced significant operating losses and negative cash flows from operating activities in the past, including the fiscal year ended June 30, 2006. If the Company's sales do not continue to improve and operating expenses are not reduced and monitored, it may incur additional significant net losses and negative cash flows from operations.

THE COMPANY RELIES ON A SINGLE SOURCE FOR THE MANUFACTURE OF ITS PRODUCTS. The Company relies solely on C-Motech Co., Ltd., a company located in South Korea, to design, manufacture and supply its products, which exposes the Company to a number of risks and uncertainties outside its control. The Company's agreement with C-Motech is renewable annually, and it cannot be certain it will be renewed each year. Thus, the Company relies solely on C-Motech to manufacture and deliver all its products. If the Company was unable to purchase products from C-Motech for any reason, it would be forced to seek an alternative source of supply, which may not be available. Any significant changes in C-Motech, such as a change in ownership, operations or financial status may cause difficulties in its ability to deliver products to customers on a timely basis.

THE COMPANY OPERATES IN AN INTENSIVELY COMPETITIVE MARKET. The wireless broadband data access market is highly competitive, and it may be unable to compete effectively. Many of its competitors or potential competitors have significantly greater financial, technical and marketing resources than it does. To survive and be competitive, the Company will need to continuously invest in research and development, sales and marketing, and customer support. Increased competition could result in price reductions and smaller customer orders. The failure to compete effectively could seriously impair its business.

THE COMPANY OPERATES IN THE HIGH-RISK TELECOM SECTOR. The Company is in a volatile industry. In addition, its revenue model is evolving and relies substantially on the assumption that the Company will be able to successfully complete the development and sales of its products and services in the marketplace. The Company's prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development and marketing. In order to be successful in the market, the Company must, among other things:

     o Complete development and introduction of functional and attractive products and services;

     o    Attract and maintain customer loyalty;

     o    Establish and increase awareness of its brand;

     o Provide desirable products and services to customers at attractive prices;

     o Establish and maintain strategic relationships with partners and affiliates;

     o    Rapidly respond to competitive and technological developments;

     o Build operations and customer service infrastructure to support its business; and

     o    Attract, retain, and motivate qualified personnel.

The Company cannot guarantee that it will be able to achieve these goals, and its failure to achieve them could adversely affect its business, results of operations, and financial condition. Moreover, there can be no assurance that the Company will be able to obtain additional funding if its financial resources are depleted. The Company expects that revenues and operating results will fluctuate in the future. If the Company's efforts are unsuccessful or other unexpected events occur, purchasers of its shares could lose their entire investment.

THE COMPANY OPERATES IN A FIELD WITH RAPIDLY CHANGING TECHNOLOGY. Since the Company's products and services are new, it cannot be certain that these products and services will function as anticipated or be desirable to its intended markets. The Company's current or future products and services may fail to function properly, and if its products and services do not achieve and sustain market acceptance, its business, results of operations and profitability may suffer. If the Company is unable to predict and comply with evolving wireless standards, its ability to introduce and sell new products will be adversely affected. If the Company fails to develop and introduce products on time, it may lose customers and potential product orders.

THE COMPANY DEPENDS ON THE DEMAND FOR WIRELESS NETWORK CAPACITY. The demand for the Company's products is completely dependent on the demand for broadband wireless access to networks. If wireless operators do not deliver acceptable wireless service, its product sales may dramatically decline. Thus, if wireless operators experience financial or network difficulties, it will likely reduce demand for its products.

THE COMPANY DEPENDS ON COLLABORATIVE ARRANGEMENTS. The development and commercialization of its products and services depend in large part upon its ability to selectively enter into and maintain collaborative arrangements with developers, distributors, service providers, network systems providers, core wireless communications technology providers and manufacturers, among others.

THE LOSS OF ANY OF THE COMPANY'S MATERIAL CUSTOMERS COULD ADVERSLY AFFECT ITS REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. The Company depends on a small number of customers for a significant portion of its revenues. For the three months ended September 30, 2008, three customers accounted for 55.7%, 15.3%, and 10.7% of revenues. If any of these customers reduce their business with the Company or suffer from business failure, its revenues and profitability could decline, perhaps materially.

THE COMPANY'S PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES. Due to its limited capital resources, it is experiencing long-lead times to ship products to its customers, often in excess of 45 days. This could cause it to lose customers, who may be able to secure faster delivery times from its competitors, and require it to maintain higher levels of working capital.

THE COMPANY'S PRODUCT-TO-MARKET CHALLENGE IS CRITICAL. The Company's success depends on its ability to quickly enter the market and establish an early mover advantage. It must implement an aggressive sales and marketing campaign to solicit customers and strategic partners. Any delay could seriously affect its ability to establish and effectively exploit an early-to-market-strategy.

AS BUSINESS EXPANDS INTERNATIONALLY, THE COMPANY WILL BE EXPOSED TO ADDITIONAL RISKS RELATING TO INTERNATIONAL OPERATIONS. The Company's expansion into international operations exposes it to additional risks unique to such international markets, including the following:

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

Furthermore, if the Company is unable to further develop distribution channels in countries in North America, the Caribbean and South America, it may not be able to grow its international operations, and its ability to increase its revenue will be negatively impacted.

THE COMPANY MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. The industry in which the Company operates has many participants that own, or claim to own, proprietary intellectual property. In the past it has received, and in the future may receive, claims from third parties alleging that the Company, and possibly its customers, violate their intellectual property rights. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not the Company has infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than the Company, and they may be able to, and may choose to, pursue complex litigation to a greater degree than the Company could. Regardless of whether these infringement claims have merit or not, the Company may be subject to the following:

     o It may be liable for substantial damages, liabilities and litigation costs, including attorneys' fees;
     o It may be prohibited from further use of the intellectual property and may be required to cease selling its products that are subject to the claim;
     o It may have to license the third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that it will be able to successfully negotiate and obtain such a license from the third party;
     o It may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that it will be able to develop such a non-infringing alternative;
     o    The diversion of management's attention and resources;
     o    Its relationships with customers may be adversely affected; and
     o It may be required to indemnify its customers for certain costs and damages they incur in such a claim.

In the event of an unfavorable outcome in such a claim and its inability to either obtain a license from the third party or develop a non-infringing alternative, then its business, operating results and financial condition may be materially adversely affected, and it may have to restructure its business.

Absent a specific claim for infringement of intellectual property, from time to time, the Company has and expects to continue to license technology, intellectual property and software from third parties. There is no assurance that it will be able to maintain its third party licenses or obtain new licenses when required and this inability could materially adversely affect its business and operating results and the quality and functionality of its products. In addition, there is no assurance that third party licenses the Company executes will be on commercially reasonable terms.

Under purchase orders and contracts for the sale of its products, the Company may provide indemnification to its customers for potential intellectual property infringement claims for which it may have no corresponding recourse against its third party licensors. This potential liability, if realized, could materially adversely affect its business, operating results and financial condition.

GOVERNMENT REGULATION COULD RESULT IN INCREASED COSTS AND INABILITY TO SELL ITS PRODUCTS. The Company's products are subject to certain mandatory regulatory approvals in the United States and other regions in which it operates. In the United States, the Federal Communications Commission regulates many aspects of communications devices. Although it has obtained all the necessary Federal Communications Commission and other required approvals for the products it currently sells, it may not obtain approvals for future products on a timely basis, or at all. In addition, regulatory requirements may change, or the Company may not be able to obtain regulatory approvals from countries other than the United States in which it may desire to sell products in the future.

THE COMPANY MAY NEED ADDITIONAL FINANCING DUE TO LIMITED RESOURCES. The Company's financial resources are limited, and the amount of funding that is required to develop and commercialize its products and technologies is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to us. Lack of funds may cause the Company to delay, reduce and/or abandon certain or all aspects of its development and commercialization programs. If it seeks additional financing through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of its Common Stock. There can be no assurance that additional financing will be available on terms favorable to it or at all. If adequate funds are not available or are not available on acceptable terms, it may not be able to fund its expansion, take advantage of desirable acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a materially adverse effect on its business, results of operations and financial conditions.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS.

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

Dated: November 14, 2008