Form 10-Q
period 2008-12-31
FRANKLIN WIRELESS CORP
filed 2009-02-17
CIK 722572

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

    FOR THE TRANSITION PERIOD FROM                        TO                   .
                                   ----------------------    ------------------

                         COMMISSION FILE NUMBER: 0-11616


                             FRANKLIN WIRELESS CORP.
             (Exact name of Registrant as specified in its charter)


                       NEVADA                                 95-3733534
  (State or other jurisdiction of incorporation or         (I.R.S. Employer
                    organization)                       Identification Number)

          5440 MOREHOUSE DRIVE, SUITE 1000,                     92121
                SAN DIEGO, CALIFORNIA                         (Zip code)
      (Address of principal executive offices)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 623-0000

--------------------------------------------------------------------------------


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

The Registrant has 13,231,491 shares of common stock outstanding as of February 17, 2009

                             FRANKLIN WIRELESS CORP.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008


                                                                            PAGE
                                                                            ----

PART I- FINANCIAL INFORMATION
-----------------------------

Item 1:        Financial Statements                                            3
Item 2:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            15
Item 3:        Quantitative and Qualitative Disclosures About Market Risk     22
Item 4T:       Controls and Procedures                                        22


PART II- OTHER INFORMATION
--------------------------

Item 1:        Legal Proceedings                                              22
Item 1A:       Risk Factors                                                   22
Item 2:        Unregistered Sales of Equity Securities and Use of Proceeds    25
Item 3:        Defaults Upon Senior Securities                                25
Item 4:        Submission of Matters to a Vote of Security Holders            25
Item 5:        Other Information                                              26
Item 6:        Exhibits                                                       26

Signatures                                                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FRANKLIN WIRELESS CORP.
                                 BALANCE SHEETS

                                                              -------------------------
                                                              (UNAUDITED)
                                                              DECEMBER 31,   JUNE 30,
                                                                 2008          2008
                                                              -----------   -----------

ASSETS
     Current Assets:
         Cash and cash equivalents                            $ 7,228,820   $ 6,172,569
         Accounts receivable                                    1,509,802     4,534,069
         Prepaid income tax                                         2,912       355,393
         Inventories                                               33,394        72,162
         Prepaid expenses                                          12,324        23,430
                                                              -----------   -----------
         Total current assets                                   8,787,252    11,157,623
     Property and equipment, net                                   72,903        68,012
     Other assets                                                  15,536        15,411
                                                              -----------   -----------
     TOTAL ASSETS                                             $ 8,875,691   $11,241,046
                                                              ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Accounts payable                                     $ 2,023,526   $ 4,047,651
         Advanced payment from customers                               --       390,000
         Accrued liabilities                                       60,925       875,046
         Deferred rent payable                                     17,432            --
         Notes payable to a stockholder                                --       334,000
                                                              -----------   -----------
         Total current liabilities                              2,101,883     5,646,697
                                                              -----------   -----------

     Stockholders' Equity:
         Preferred stock, par value of $0.001 per share,
         authorized 10,000,000 shares; No preferred stock
         issued and outstanding as of December 31, 2008 and
         June 30, 2008                                                 --            --
         Common stock, par value of $0.001 per share,
         authorized 50,000,000 shares; Common stock of
         13,231,491 issued and outstanding as of December
         31, 2008 and June 30, 2008                                13,232        13,232
         Additional paid-in capital                             5,016,161     5,016,161
         Retained earnings                                      1,744,415       564,956
                                                              -----------   -----------
     Total stockholders' equity                                 6,773,808     5,594,349
                                                              -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              $ 8,875,691   $11,241,046
                                                              ===========   ===========

            See accompanying notes to unaudited financial statements.




                                             FRANKLIN WIRELESS CORP.
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     DECEMBER 31,                     DECEMBER 31,
                                            ------------------------------   -------------------------------
                                                 2008             2007           2008              2007
                                            --------------   -------------   -------------   ---------------

Net sales                                   $    4,617,140   $   7,858,549   $  10,868,308   $    16,503,242
Cost of goods sold                               3,512,995       5,940,668       7,907,119        12,628,539
                                            --------------   -------------   -------------   ---------------
Gross profit                                     1,104,145       1,917,881       2,961,189         3,874,703
                                            --------------   -------------   -------------   ---------------

Operating expenses:
     Selling, general, and administrative          530,622         874,736       1,617,334         1,459,370
                                            --------------   -------------   -------------   ---------------
Total operating expenses                           530,622         874,736       1,617,334         1,459,370
                                            --------------   -------------   -------------   ---------------

Income from operations                             573,523       1,043,145       1,343,855         2,415,333

Other income (expense):
     Interest income                                27,169          38,675          56,369            74,718
     Forgiveness of debt                            33,400              --          33,400                --
     Other income (expense)                            510          18,495             223            18,679
                                            --------------   -------------   -------------   ---------------
Total other income (expense),net                    61,079          57,170          89,992            93,397
                                            --------------   -------------   -------------   ---------------

Net income before income taxes                     634,602       1,100,315       1,433,847         2,508,730

Provision for income taxes                         111,610          30,891         254,388            56,204
                                            --------------   -------------   -------------   ---------------

Net income                                  $      522,992   $   1,069,424   $   1,179,459   $     2,452,526
                                            ==============   =============   =============   ===============


Basic earnings per share                    $         0.04   $        0.08   $        0.09   $          0.19
Diluted earnings per share                  $         0.04   $        0.08   $        0.09   $          0.19

Weighted average common shares
outstanding - basic                             13,231,491      13,231,491      13,231,491        13,231,491
Weighted average common shares
outstanding - diluted                           13,231,491      13,231,491      13,231,491        13,231,491


                            See accompanying notes to unaudited financial statements.



                                     FRANKLIN WIRELESS CORP.
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                         --------------------------
                                                                             SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                         --------------------------
                                                                            2008           2007
                                                                         -----------    -----------

CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net income                                                          $ 1,179,459    $ 2,452,526
     Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation                                                          7,966          4,288
         Amortization of intangible assets                                        --         28,546
         Bad debt                                                                315          2,200
         Forgiveness of debt                                                 (33,400)            --
         Changes in operating assets and liabilities:
             Accounts receivable                                           3,023,952       (531,979)
             Inventory                                                        38,768         (9,423)
             Prepaid expense                                                  11,106          6,649
             Prepaid income tax                                              352,481             --
             Other assets                                                       (125)            --
             Accounts payable                                             (2,024,125)       383,658
             Advance payment from customers                                 (390,000)      (354,500)
             Accrued liabilities                                            (814,121)       (53,390)
             Deferred rent payable                                            17,432             --
                                                                         -----------    -----------
Net cash provided by operating activities                                  1,369,708      1,928,575
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (12,857)        (5,405)
                                                                         -----------    -----------
Net cash used in investing activities                                        (12,857)        (5,405)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of note payable                                                (300,600)        11,395
                                                                         -----------    -----------
 Net cash provided by (used in) financing activities                        (300,600)        11,395
                                                                         -----------    -----------

Net increase in cash and cash equivalents                                  1,056,251      1,934,565
Cash and cash equivalents, beginning of period                             6,172,569      2,477,593
                                                                         -----------    -----------
Cash and cash equivalents, end of period                                 $ 7,228,820    $ 4,412,158
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                        $        --    $        --
         Income taxes                                                    $   939,388    $    56,204


                    See accompanying notes to unaudited financial statements.


                                               5

                             FRANKLIN WIRELESS CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q. The balance sheet is unaudited as of December 31, 2008 and audited as of June 30, 2008. The statement of operations is unaudited for the three months and six months ended December 31, 2008 and 2007. The statement of cash flows is unaudited for the six months ended December 31, 2008 and 2007. In the opinion of management, the unaudited financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company's Form 10-K, filed on September 26, 2008.

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

         The Company markets its products through two channels: directly to wireless operators, and indirectly through strategic partners and distributors. The Company's customer base extends from the United States to the Caribbean and South American countries. The Company's Universal Serial Bus ("USB") modems are certified by Sprint, Cellular South, NTELOS and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, and by TSTT in Trinidad and Tobago. The Company has strategic marketing relationships with several of these customers.


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

         SHIPPING AND HANDLING COST

         Most of shipping and handling costs are paid by the customers directly to the shipping companies. As a result, the Company does not collect nor incur shipping and handling costs.

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

         As of December 31, 2008, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

         Income tax provision from continuing operations for the six months ended December 31, 2008 and 2007 consists of the following:

                                                        (UNAUDITED)          (UNAUDITED)
                                                     -----------------   -----------------
                                                     DECEMBER 31, 2008   DECEMBER 31, 2007
                                                     -----------------   -----------------
         Current income taxes expense:
                  Federal                            $         201,895   $          42,256
                  State                                         52,493              13,948
                                                     -----------------   -----------------
                                                               254,388              56,204

         Deferred income taxes expense (benefits):                  --                  --
                                                     -----------------   -----------------
         PROVISION FOR INCOME TAXES                  $         254,388   $          56,204
                                                     =================   =================

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
         Significant components of the deferred tax assets at December 31, 2008 and June 30, 2008 consisted of the following:

                                                            (UNAUDITED)
                                                          -----------------    ---------------
                                                          DECEMBER 31, 2008     JUNE 30, 2008
                                                          -----------------    ---------------
         Current deferred tax asset(liabilities):
                  Net operating losses                    $         135,622    $       170,883
                  Other, net                                        (16,493)            16,493

         Non-current deferred tax assets (liabilities):
                  Net operating losses                            1,911,272          2,011,633
                  Credit                                                 --             30,196
                  Other, net                                        (13,932)            (4,477)
                                                          -----------------    ---------------
         Total deferred tax assets                                2,016,469          2,224,728
         Less valuation allowance                                (2,016,469)        (2,224,728)
                                                          -----------------    ---------------
         Net deferred tax asset                           $              --    $            --
                                                          =================    ===============

         The significant component of the deferred tax asset (liability) at December 31, 2008 and June 30, 2008 was federal net operating loss carry-forward in the amount of approximately $1,898,000 and $2,034,000, respectively, based on federal tax rate of 34%. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2008 and June 30, 2008, management believes that it is more likely than not that most of the deferred tax assets will not be realized, and valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

         As of December 31, 2008, the Company has federal net operating loss carryforwards of approximately $5,584,000, and state net operating loss carryforwards of approximately $1,676,000, for income tax purposes, with application of the IRC Section 382 limitation on net operating losses as result of the Company's ownership change in a prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.

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

         A significant portion of the Company's revenue is derived from a small number of customers. Three customers accounted for 32.0%, 16.0%, and 14.0% of revenues during the six months ended December 31, 2008, and had related accounts receivable of $1,268,230, or 84.0% of the total accounts receivable, at December 31, 2008.

         The Company purchases its wireless products from one design and manufacturing company located in South Korea. If the design and manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. However, there were no significant delays, capacity constraints, or quality control problems that negatively impacted the Company's revenue for the six months ended December 31, 2008 and 2007. For those periods, the Company purchased approximately $7,698,041 and $12,638,000, respectively, and had related accounts payable of $1,285,970 and $38,475 at December 31, 2008 and 2007, respectively.

         The Company maintains its cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000 per each depositor, per insured bank. As of December 31, 2008, the Company has two deposits that exceeded the insured limit of $250,000 by approximately $6,652,651 and $76,170, respectively. However, the Company does not anticipate any loss on excess deposits.


NOTE 4 - BALANCE SHEET DETAILS

         ACCOUNT RECEIVABLE

         Accounts receivable at December 31, 2008 and June 30, 2008, consisted of receivables from customers in the amounts of $1,509,802 and $4,534,069, respectively.

         PREPAID EXPENSES

         Prepaid expenses at December 31, 2008 and June 30, 2008 consisted of the following:

                                                         (UNAUDITED)
                                                         -------------         -------------
                                                          DECEMBER 31,           JUNE 30,
                                                             2008                  2008
                                                         -------------         -------------
         Prepaid insurance                               $       2,000         $       2,725
         Prepaid marketing fee                                   8,786                11,600
         Prepaid professional fee                                1,538                    --
         Prepaid office lease fee                                   --                 9,105
                                                         -------------         -------------
         TOTAL                                           $      12,324         $      23,430
                                                         =============         =============


         PREPAID INCOME TAX

         Prepaid income tax at December 31, 2008 and June 30, 2008 consisted of the following:



                                                 (UNAUDITED)
                                                 ------------           ------------
                                                 DECEMBER 31,             JUNE 30,
                                                    2008                    2008
                                                 ------------           ------------
         Federal                                 $         --           $    296,535
         Sate                                           2,912                 58,858
                                                 ------------           ------------
         TOTAL                                   $      2,912           $    355,393
                                                 ============           ============


         PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2008 and June 30, 2008 consisted of the following:

                                                       (UNAUDITED)
                                                        ---------      --------
                                                       DECEMBER 31,    JUNE 30,
                                                          2008           2008
                                                        ---------      --------
         Computers and software                         $  58,248      $ 48,827
         Furniture and fixtures                            56,330        52,894
                                                        ---------      --------
                                                          114,578       101,721
         Less accumulated depreciation                    (41,675)      (33,709)
                                                        ---------      --------
         TOTAL                                          $  72,903      $ 68,012
                                                        =========      ========

         Depreciation expense associated with property and equipment was $7,966 and $4,288 for the six months ended December 31, 2008 and 2007, respectively.


         OTHER ASSETS

         Other assets at December 31, 2008 and June 30, 2008 consisted of the following:

                                                       (UNAUDITED)
                                                        ---------      ---------
                                                       DECEMBER 31,     JUNE 30,
                                                          2008           2008
                                                        ---------      ---------
         Lease deposit, corporate housing               $     709      $     709
         Lease deposit, administrative office               9,833         14,003
         Utility deposit                                      282            282
         Other deposit                                        417            417
         Loan to employee                                   4,295             --
                                                        ---------      ---------
         TOTAL                                          $  15,536      $  15,411
                                                        =========      =========


         ACCRUED LIABILITIES

         Accrued liabilities at December 31, 2008, and June 30, 2008, consisted of the following:

                                                        (UNAUDITED)
                                                        ----------    ----------
                                                       DECEMBER 31,     JUNE 30,
                                                           2008          2008
                                                        ----------    ----------
         Salaries payable                               $   27,900    $  135,000
         Income tax payable                                     --       689,421
         Accrued professional fees payable                   5,000        31,500
         Sales commission payable                            8,900            --
         Marketing development fund payable                 19,125        19,125
                                                        ----------    ----------
         TOTAL                                          $   60,925    $  875,046
                                                        ==========    ==========

         DEFERRED RENT PAYABLE

         Deferred Rent Payable at December 31, 2008, and June 30, 2008, consisted of the following:

                                                    (UNAUDITED)
                                                    -----------       ----------
                                                    DECEMBER 31,       JUNE 30,
                                                       2008              2008
                                                    -----------       ----------
         Deferred rent payable                      $    17,432       $       --
                                                    -----------       ----------
         TOTAL                                      $    17,432       $       --
                                                    ===========       ==========

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


         NOTES PAYABLE TO STOCKHOLDERS

         Notes payable at December 31, 2008, and June 30, 2008, consisted of the following:

                                                      (UNAUDITED)
                                                      ----------     ----------
                                                     DECEMBER 31,     JUNE 30,
                                                         2008           2008
                                                      ----------     ----------
         Non-interest bearing note                    $       --     $  334,000
                                                      ----------     ----------
         Total                                                --        334,000
         Less current portion                                 --       (334,000)
                                                      ==========     ==========
         TOTAL                                        $       --     $       --
                                                      ==========     ==========

         The Company's Korea-based subsidiary, ARG, has been inactive since August 2003. On October 30, 2007, the Board of Directors approved the dissolution of ARG, and the Company assumed a note payable of ARG of $434,000 as a part of the dissolution. The remaining balance of the note amounted to $334,000 as of June 30, 2008, and the Company paid in full the note of $300,600, net of a 10% discount of $33,400, for the three months ended December 31, 2008, and the discount of $33,400 was presented as a forgiveness of debt.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASE

         The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $53,852 and $31,129 for the six months ended December 31, 2008 and 2007, respectively.

         The Company leases its corporate housing facility under a non-cancelable operating lease that expires on April 30, 2009 for its vendor. Rent expense related to the operating lease was $9,322 and $8,727 for the six months ended December 31, 2008 and 2007, respectively.

         The Company leases one automobile under an operating lease that expires on July 22, 2009. Lease expense was $3,226 and $3,226 for the six months ended December 31, 2008 and 2007, respectively.

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

         The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products. As of February 17, 2009, the agreement is still valid for an additional one year period.


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

         On January 8, 2008, a 1 for 70 reverse stock split was implemented in connection with the reincorporation, under which each shareholder received one share for each 70 shares held. As result of the reverse stock split, a conversion was made to the weighted average number of shares outstanding for the fiscal year 2008 that took into consideration the effect of a reverse split on the total number of shares outstanding, in order to compare the current weighted average number of shares outstanding to its historical numbers in a consistent form of valuation. In order to adjust a weighted average number of shares outstanding of the Company, the pre-split outstanding shares were divided by the split ratio.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that SFAS 161 has no effect on the Company's financial statements at this time.

          In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 will become effective 60 days after the SEC approves the PCAOB.'S amendments to AU
         Section 411 of the AICPA Professional Standards. The Company believes that SFAS 162 has no effect on the Company's financial statements at this time.

          In May 2008, the FASB issued SFAS 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60." SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. The Company believes that SFAS 163 has no effect on the Company's financial statements at this time.

         In June 2008, the FASB issued an exposure draft of a proposed amendment to SFAS 133. As proposed, this amendment would make several significant changes to the way in which entities account for hedging activities involving derivative instruments. The FASB has not yet issued a final Statement.

         In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS 128, "Earnings per Share." EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.

         In June 2008, the FASB issued EITF Issue 07-5 Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 - Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company believes that EITF 07-5 has no effect on the Company's financial statements at this time.

         In October 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157. The Company believes that FSP 157-3 has no effect on the Company's financial statements at this time.

         There are no other accounting standards issued as of February 17, 2009 that are expected to have a material impact on the Company's financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company purchased CDMA wireless data products in the amount of $7,698,041, or 97.8% of total purchases, from C-Motech Co. Ltd., for the six months ended December 31, 2008 and had related accounts payable of $1,285,970 as of December 31, 2008. C-Motech owns 3,370,356 shares, or 25.5%, of the Company's outstanding Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.


NOTE 9 - SUBSEQUENT EVENTS

         None.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis or results of Operations contained in the Company's Form 10-K filed on September 22, 2008, for the year ended June 30, 2008.

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

Since the Company launched CDMA Revision A USB modem CDU-680, CDMA Revision 0 CDU-650 USB modem, and CDMA Revision 0 CDX-650 Express Card modem in 2007, the Company has continued to add new features and functionality to its products to enhance value and ease of use that its products provide to customers and end users. In 2008, the Company launched the CGU-628A HSDPA USB modem and CGU-720A HSUPA, which provide a flexible way for users to connect to high-speed downlink and uplink packet access networks, the CDM-650 Stand-alone Revision 0 USB modem, which provides internet connection in remote locations without cable or DSL services, and the CMU-300 WIMAX plus CDMA USB modem.

The Company markets its products through two channels: directly to wireless operators, and indirectly through strategic partners and distributors. The Company's global customer base extends from the United States to the Caribbean and South American countries. The Company's Universal Serial Bus ("USB") modems are certified by Sprint, Cellular South, NTELOS and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, and by TSTT in Trinidad and Tobago. The Company has strategic marketing relationships with several of these customers.

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

SHIPPING AND HANDLING COST

Most of shipping and handling costs are paid by the customers directly to the shipping companies. As a result, the Company does not collect nor incur shipping and handling costs.

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

As of December 31, 2008, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

Income tax provision from continuing operations for the six months ended December 31, 2008 and 2007 consists of the following:

                                                 (UNAUDITED)        (UNAUDITED)
                                                --------------     -------------
                                                 DECEMBER 31,       DECEMBER 31,
                                                     2008               2007
                                                --------------     -------------
Current income taxes expense:
         Federal                                $      201,895     $      42,256
         State                                          52,493            13,948
                                                --------------     -------------
                                                       254,388            56,204
Deferred income taxes expense (benefits):                   --                --
                                                --------------     -------------
PROVISION FOR INCOME TAXES                      $      254,388     $      56,204
                                                ==============     =============

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets at December 31, 2008 and June 30, 2008 consisted of the following:

                                                     (UNAUDITED)
                                                     -----------    -----------
                                                     DECEMBER 31,    JUNE 30,
                                                        2008           2008
                                                     -----------    -----------
Current deferred tax asset(liabilities):
         Net operating losses                        $   135,622    $   170,883
         Other, net                                      (16,493)        16,493

Non-current deferred tax assets (liabilities):
         Net operating losses                          1,911,272      2,011,633
         Credit                                               --         30,196
         Other, net                                      (13,932)        (4,477)
                                                     -----------    -----------
Total deferred tax assets                              2,016,469      2,224,728
Less valuation allowance                              (2,016,469)    (2,224,728)
                                                     -----------    -----------
Net deferred tax asset                               $        --    $        --
                                                     ===========    ===========

The significant component of the deferred tax asset (liability) at December 31, 2008 and June 30, 2008 was federal net operating loss carry-forward in the amount of approximately $1,898,000 and $2,034,000, respectively, based on a federal tax rate of 34%. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2008 and June 30, 2008, management believes that it is more likely than not that most of the deferred tax assets will not be realized, and valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

As of December 31, 2008, the Company has federal net operating loss carryforwards of approximately $5,584,000, and state net operating loss carryforwards of approximately $1,676,000, for income tax purposes, with application of IRC Section 382 limitation on net operating losses as result of the Company's ownership change in a prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.


RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2008 and 2007, selected statements of operations data expressed as a percentage of sales:

                                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                                       DECEMBER 31,      DECEMBER 31,
                                                      --------------    ---------------
                                                      2008     2007     2008     2007
                                                      -----    -----    -----    -----

Net Sales                                             100.0%   100.0%   100.0%   100.0%
Cost of goods sold                                     76.1%    75.6%    72.8%    76.5%
                                                      -----    -----    -----    -----
Gross profit                                           23.9%    24.4%    27.2%    23.5%
                                                      -----    -----    -----    -----

Operating expenses:
     Selling, general and administrative expenses      11.5%    11.1%    14.8%     8.9%
                                                      -----    -----    -----    -----
Total operating expenses                               11.5%    11.1%    14.8%     8.9%
                                                      -----    -----    -----    -----

Income from operations                                 12.4%    13.3%    12.4%    14.6%

Other income (expense), net                             1.3%     0.7%     0.8%     0.6%
                                                      -----    -----    -----    -----

Net income before income taxes                         13.7%    14.0%    13.2%    15.2%

Provision for income taxes                              2.4%     0.4%     2.3%     0.3%
                                                      -----    -----    -----    -----

Net income                                             11.3%    13.6%    10.9%    14.9%
                                                      =====    =====    =====    =====

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.


THREE MONTHS ENDED DECEMBER 31, 2008
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

         NET SALES

         Net sales decreased by $3,241,409, or 41.2%, to $4,617,140 for the three months ended December 31, 2008 from $7,858,549 for the corresponding period of 2007. The overall decrease in sales was primarily due to a mix of decreased sales and sales price for the Company's "EV-DO technology" products, and increased market competition. The decrease in sales volume in Caribbean and South American countries was approximately $4,646,000, or 69.4%, for the three months ended December 31, 2008 compared to the corresponding period of 2007.

         GROSS PROFIT

         Gross profit decreased by $813,736, or 42.4%, to $1,104,145 for the three months ended December 31, 2008 from $1,917,881 for the corresponding period of 2007. The decrease was primarily due to the change in net sales as discussed above. The gross profit in terms of net sales percentage was 23.9% for the three months ended December 31, 2008 compared to 24.4% for the corresponding period of 2007.

         SELLING, GENERAL, AND ADMINISTRATIVE

         Selling, general, and administrative expenses decreased by $344,114, or 39.3%, to $530,622 or 11.5% of net sales for the three months ended December 31, 2008 from $874,736 or 11.1% of net sales for the corresponding period of 2007. The decrease was the net effect of a decrease of approximately $409,000 in marketing expenses, and an increase of approximately $40,000 in salary and related expenses.

         OTHER INCOME (EXPENSE), NET

         Other income increased by $3,909, or 6.8%, to $61,079 for the three months ended December 31, 2008 from $57,170 for the corresponding period of 2007.


SIX MONTHS ENDED DECEMBER 31, 2008
COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2007

         NET SALES

         Net sales decreased by $5,634,934, or 34.1%, to $10,868,308 for the six months ended December 31, 2008 from $16,503,242 for the corresponding period of 2007. The overall decrease in sales was primarily due to a mix of decreased sales and sales price for the Company's "EV-DO technology" products, and intensively increased market competition. The decreases in sales volume in the United States as well as in Caribbean and South American countries were approximately $1,465,000, or 23.8%, and $4,167,000, or 40.3%, respectively for the six months ended December 31, 2008 compared to the corresponding period of 2007.

         GROSS PROFIT

         Gross profit decreased by $913,513, or 23.6%, to $2,961,189 for the six months ended December 31, 2008 from $3,874,702 for the corresponding period of 2007. The decrease was primarily due to the change in net sales as discussed above. The gross profit in terms of net sales percentage was 27.2% for the six months ended December 31, 2008 compared to 23.5% for the corresponding period of 2007. The percentage increase was primarily due to the discontinued sales to a carrier customer in the United Sates, which had a lower gross profit margin in terms of net sales percentage of 18.8%, for the six months ended December 31, 2008, whereas the customer accounted for 28.0% of net sales for the corresponding period of 2007.

         SELLING, GENERAL, AND ADMINISTRATIVE

         Selling, general, and administrative expenses increased by $157,964, or 10.8%, to $1,617,334 or 14.9% of net sales for the six months ended December 31, 2008 from $1,459,370, or 8.8% of net sales, for the corresponding period of 2007. The increase was the net effect of an increase of approximately $278,000 in salary and related expenses, a decrease of approximately $82,000 in marketing expenses, and a decrease of approximately $29,000 in amortization expense for the six months ended December 31, 2008.

         OTHER INCOME (EXPENSE), NET

         Other income decreased by $3,405, or 3.6%, to $89,992 for the six months ended December 31, 2008 from $93,397 for the corresponding period of 2008. The overall decrease was the net effect of a decrease of approximately $18,000 in interest income due to a decreased commercial interest rate and an increase of approximately $15,000 in other income for the six months ended December 31, 2008.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,056,251 to $7,228,820 as of December 31, 2008 compared to $6,172,569 as of June 30, 2008. The increase was primarily from the net income of $1,179,459.

         OPERATING ACTIVITIES

         Net cash provided by operating activities was $1,369,708 and $1,928,575 for the six months ended December 31, 2008, and 2007, respectively. The decrease from the prior period is primarily due to the decrease in net income.

         INVESTING ACTIVITIES

         Net cash used in investing activities was $12,857 and $5,405 for the six months ended December 31, 2008, and 2007, respectively, consisting of capital expenditures.

         FINANCING ACTIVITIES

         Net cash used by financing activities was $300,600, which was the net amount of the note paid in full to a stockholder, after a 10% discount of $33,400 represented as a forgiveness of debt, for the six months ended December 31, 2008. Net cash provided by financing activities was $11,395, which consisted of receipt of a stock subscription receivable, for the six months ended December 31, 2007.


CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company's material off-balance sheet contractual commitments are operating lease obligations. The Company excluded these items from the balance sheet in accordance with GAAP. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon its financial condition or results of operations. The Company's principal future obligations and commitments at December 31, 2008, include the following:

         OPERATING LEASE

         The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $53,852 and $31,129 for the six months ended December 31, 2008 and 2007, respectively.

         The Company leases its corporate housing facility under a non-cancelable operating lease that expires on April 30, 2009 for its vendors. Rent expense related to the operating lease was $9,322 and $8,727 for the six months ended December 31, 2008 and 2007, respectively.

         The Company leases one automobile under an operating lease that expires on July 22, 2009. Lease expense was $3,226 and $3,226 for the six months ended December 31, 2008 and 2007, respectively.

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

         The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products. As of February 17, 2009, the agreement is still valid for an additional one year period.

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

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2008. Based on such evaluation, the Company's Chief Executive officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2008.

There were no changes in the Company's internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.



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

THE LOSS OF ANY OF THE COMPANY'S MATERIAL CUSTOMERS COULD ADVERSLY AFFECT ITS REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. The Company depends on a small number of customers for a significant portion of its revenues. For the six months ended December 31, 2008, three customers accounted for 32.0%, 16.0%, and 14.0% of revenues. If any of these customers reduce their business with the Company or suffer from business failure, its revenues and profitability could decline, perhaps materially.

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

ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Franklin Wireless Corp.

                             By: /s/ OC Kim
                                 -----------------------------
                                 OC Kim
                                 President and Acting Chief Financial Officer


Dated: February 17, 2009