Form 10-K/A
period 2008-06-30
FRANKLIN WIRELESS CORP
filed 2009-04-03
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                AMENDMENT NO.1 TO
                                    FORM 10-K


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

The Registrant has 13,231,491 shares of common stock outstanding as of September 22, 2008

                                EXPLANATORY NOTE

On February 17, 2009 Franklin Wireless Corp. received a letter from the Securities and Exchange Commission (the "SEC") regarding our Form 10-K for the year ended June 30, 2008. We have responded to the SEC's comments to our Form 10-K (the "ORIGINAL REPORT") in this Amendment No. 1 (the "AMENDMENT"). The purpose of the Amendment is to disclose the restatement of our financial statements for the fiscal year ended June 30, 2008 and to make appropriate changes to the Management's Discussion and Analysis of Financial Condition and Results of Operation. As a result of the restatement, the following adjustments were made to our financial statements and our Management's Discussion and Analysis of Financial Condition and Results of Operation for the fiscal year ended June 30, 2008:

1. The subsection entitled "Cash and Cash Equivalents" in the section entitled "Summary of Significant Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of Amendment No. 1) has been revised to disclose that we classify only highly liquid investments with original maturities of three months or less to be cash equivalents, consistent with Paragraph 8 of SFAS No. 95. A similar change was made to Note 3 of Notes to Financial Statements.

2. The subsection entitled "Advertising and Marketing Costs" in the section entitled "Summary of Significant Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised to separately state sales commission expenses and marketing development fund arrangements. A similar change was made to Note 3 of Notes to Financial Statements.

3. The subsection entitled "Income Taxes" in the section entitled "Summary of Significant Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised to describe our policies with respect to provision for income taxes. Corresponding changes have been made to Note 14 of Notes to Financial Statements.

4. The table in Note 14 of Notes to Financial Statements, summarizing the components of our income tax expense, has been revised to report separately the benefits of operating loss carryforwards, pursuant to Paragraph 45e of SFAS No. 109.

5. A table has been added to Note 14 of the Notes to Financial Statements to provide the disclosure required by Paragraph 47 of SFAS No. 109.

The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report, except as specifically noted. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                     PART I

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


         CASH AND CASH EQUIVALENTS

         We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.


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


         ADVERTISING AND MARKETING COSTS

         We expense the costs of advertising and marketing as incurred. We incurred $232,969 and $63,112 of advertising and marketing expenses for the years ended June 30, 2008 and 2007, respectively. The increase was primarily due to the net effect of the increase in marketing development fund arrangements of $218,000 and the decrease in other advertising and promotion expenses of approximately $48,000 for the year ended June 30, 2008, compared to the corresponding period of 2007.

         The costs of $218,000 incurred by us for the marketing development fund arrangements were included within advertising and marketing costs in accordance with Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EIFT, Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCT), or EITF No. 01-9, which provides guidance on the application of generally accepted accounting principles to selected recognition issues on PAYMENTS FROM A VENDOR TO A CUSTOMER.


         SALES COMMISSION COSTS

         We expense the costs of sales commission as incurred. We incurred $1,137,156 and $239,410 of sales commission expenses for the years Ended June 30, 2008 and 2007, respectively.

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

         Income tax provision from continuing operations for the years ended June 30, 2008 and 2007 consists of the following:

                                                            YEAR ENDED JUNE 30,
                                                           ---------------------
                                                             2008         2007
                                                           --------     --------
         Current income taxes expense:
               Federal                                     $433,067     $ 26,409
               State                                        156,382        8,781
                                                           --------     --------
                                                            589,449       35,190
         Deferred income taxes expense (benefits):               --           --
                                                           --------     --------
         Provision for income taxes                        $589,449     $ 35,190
                                                           ========     ========

         The provisions for income taxes reconcile to the amount computed by Applying effective federal statutory income tax rate to income before Provision for income taxes as follows:

                                                                YEAR ENDED JUNE 30,
                                                   --------------------------------------------
                                                      2008          %         2007          %
                                                   -----------    ------  -----------    ------
        Federal tax provision, at statutory rate   $ 1,532,163      34.0  $   453,998      34.0
        State tax, net of fed tax benefit              329,327       7.3      118,358       8.8
        Nondeductible expenses                           5,957       0.1        5,217       0.4
        Credit                                         (23,291)     (0.5)          --        --
        Valuation allowance                         (1,213,017)    (26.9)    (546,519)    (40.9)
        Others                                         (41,690)     (0.9)       4,136       0.3
                                                   -----------    ------  -----------    ------
        Provision for income taxes                 $   589,449      13.1  $    35,190       2.6
                                                   ===========    ======  ===========    ======

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
         Significant components of our deferred tax assets are as follows:

                                                              YEAR ENDED JUNE 30
                                                          --------------------------
                                                             2008           2007
                                                          -----------    -----------
         Current deferred tax asset (liabilities):
               Net operating losses                       $   170,883    $        --
               Other, net                                      16,493        151,868
         Non-current deferred tax assets (liabilities):
               Net operating losses                         2,011,633      3,285,042
               Credit                                              --         30,996
               Other, net                                      (4,477)       (60,357)
                                                          -----------    -----------
         Total deferred tax assets                          2,194,532      3,407,549
         Less valuation allowance                          (2,194,532)    (3,407,549)
                                                          -----------    -----------
         Net deferred tax asset                           $        --    $        --
                                                          ===========    ===========

         The significant component of the deferred tax asset (liability) at June 30, 2008 and 2007 was federal net operating loss carry-forward in the amount of approximately $2,034,000 and $2,934,000, respectively, based on federal tax rate of 34%.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2008 and 2007, we established a full valuation allowance on our net deferred tax assets based on the available evidences, both positive and negative, to determine whether valuation allowance is needed. Based on our losses before income taxes in the past years before the fiscal year of 2007 and our estimated losses in the future three years, management believed that it was more likely than not that most of the deferred tax assets will not be realized. Valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the period of three years. At June 30, 2008, the established valuation allowance for the net deferred tax asset was decreased by $1,213,017.

         As of June 30, 2008, we have federal net operating loss carryforwards of approximately $5,983,000 and state net operating loss carryforwards of approximately $1,676,000 for income tax purposes after application of IRC Section 382 limitation on net operating losses as result of the Company's ownership change in prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.


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

                                     PART II

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
         2.1 Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State. (1)

         3.1      Restated Articles of Incorporation of Franklin Wireless
                  Corp. (1)

         3.2      Bylaws of Franklin Wireless Corp. (1)

         10.1 Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd. (2)

         10.2 Lease, dated May 1, 2008, between the Company and RDLFA, LLC, a California Limited Liability Company (previously filed)

         14.1     Code of Ethics (previously filed).

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

Dated: April 2, 2009

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


                Signature                      Title                             Date
                ---------                      -----                             ----

(1) Principal Executive, Financial and Accounting Officer

           /s/ OC KIM                President, Acting Chief Financial
           --------------------      Officer and a Director                April 2, 2009
               OC Kim

(3) Directors

           /s/ GARY NELSON           Chairman of the Board of Directors    April 2, 2009
           --------------------
               Gary Nelson


           /s/ JAE MAN LEE           Director                              April 2, 2009
           --------------------
               Jae Man Lee

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

The disclosures to the financial statements for the year ended June 30, 2008 in Notes 3 and 14 have been amended.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Wireless Corp. as of June 30, 2008 and 2007, and the results of its operations and cash flows for the years ended June 30, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.



Choi, Kim & Park, LLP
Los Angeles, California
September 22, 2008, except for Paragraphs 4, 14, 15, and 16 of Note 3, and Paragraphs 3 through 7 of Note 14, as to which the date is April 1, 2009


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

         CASH AND CASH EQUIVALENTS

         We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

         ADVERTISING AND MARKETING COSTS

         We expense the costs of advertising and marketing as incurred. We incurred $232,969 and $63,112 of advertising and marketing expenses for the years ended June 30, 2008 and 2007, respectively. The increase was primarily due to the net effect of the increase in marketing development fund arrangements of $218,000 and the decrease in other advertising and promotion expenses of approximately $48,000 for the year ended June 30, 2008, compared to the corresponding period of 2007.

         The costs of $218,000 incurred by us for the marketing development fund arrangements were included within advertising and marketing costs in accordance with Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EIFT, Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCT), or EITF No. 01-9, which provides guidance on the application of generally accepted accounting principles to selected recognition issues on PAYMENTS FROM A VENDOR TO A CUSTOMER.

         SALES COMMISSION COSTS

         We expense the costs of sales commission as incurred. We incurred $1,137,156 and $239,410 of sales commission expenses for the years Ended June 30, 2008 and 2007, respectively.

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

         Income tax provision from continuing operations for the years ended June 30, 2008 and 2007 consists of the following:

                                                            YEAR ENDED JUNE 30,
                                                           ---------------------
                                                             2008         2007
                                                           --------     --------
         Current income taxes expense:
               Federal                                     $433,067     $ 26,409
               State                                        156,382        8,781
                                                           --------     --------
                                                            589,449       35,190
         Deferred income taxes expense (benefits):               --           --
                                                           --------     --------
         Provision for income taxes                        $589,449     $ 35,190
                                                           ========     ========

              The provisions for income taxes reconcile to the amount computed by applying effective federal statutory income tax rate to income before provision for income taxes as follows:

                                                                   YEAR ENDED JUNE 30,
                                                   ----------------------------------------------
                                                       2008          %          2007         %
                                                   -----------    ------    -----------    ------
        Federal tax provision, at statutory rate   $ 1,532,163      34.0    $   453,998      34.0
        State tax, net of fed tax benefit              329,327       7.3        118,358       8.8
        Nondeductible expenses                           5,957       0.1          5,217       0.4
        Credit                                         (23,291)     (0.5)            --        --
        Valuation allowance                         (1,213,017)    (26.9)      (546,519)    (40.9)
        Others                                         (41,690)     (0.9)         4,136       0.3
                                                   -----------    ------    -----------    ------
        Provision for income taxes                 $   589,449      13.1    $    35,190       2.6
                                                   ===========    ======    ===========    ======

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
         Significant components of our deferred tax assets are as follows:

                                                             YEAR ENDED JUNE 30
                                                           -----------------------
                                                              2008          2007
                                                          -----------    -----------
         Current deferred tax asset (liabilities):
               Net operating losses                       $   170,883    $        --
               Other, net                                      16,493        151,868
         Non-current deferred tax assets (liabilities):
               Net operating losses                         2,011,633      3,285,042
               Credit                                              --         30,996
               Other, net                                      (4,477)       (60,357)
                                                          -----------    -----------
         Total deferred tax assets                          2,194,532      3,407,549
         Less valuation allowance                          (2,194,532)    (3,407,549)
                                                          -----------    -----------
         Net deferred tax asset                           $        --    $        --
                                                          ===========    ===========

         The significant component of the deferred tax asset (liability) at June 30, 2008 and 2007 was federal net operating loss carry-forward in the amount of approximately $2,034,000 and $2,934,000, respectively, based on federal tax rate of 34%.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2008 and 2007, we established a full valuation allowance on our net deferred tax assets based on the available evidences, both positive and negative, to determine whether valuation allowance is needed. Based on our losses before income taxes in the past years before the fiscal year of 2007 and our estimated losses in the future three years, management believed that it was more likely than not that most of the deferred tax assets will not be realized. Valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the period of three years. At June 30, 2008, the established valuation allowance for the net deferred tax asset was decreased by $1,213,017.

         As of June 30, 2008, we have federal net operating loss carryforwards of approximately $5,983,000 and state net operating loss carryforwards of approximately $1,676,000 for income tax purposes after application of IRC Section 382 limitation on net operating losses as result of the Company's ownership change in prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.


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