Form 10-Q
period 2009-03-31
FRANKLIN WIRELESS CORP
filed 2009-05-15
CIK 722572

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     (NO FEE REQUIRED)
     FOR THE TRANSITION PERIOD FROM  __________ TO ___________.

                         COMMISSION FILE NUMBER: 0-11616


                             FRANKLIN WIRELESS CORP.
             (Exact name of Registrant as specified in its charter)


            NEVADA                                      95-3733534
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

    5440 MOREHOUSE DRIVE, SUITE 1000,                      92121
          SAN DIEGO, CALIFORNIA                          (Zip code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 623-0000

--------------------------------------------------------------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |_|
Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Registrant has 13,231,491 shares of common stock outstanding as of May 15, 2009

                             FRANKLIN WIRELESS CORP.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009


                                                                            PAGE
                                                                            ----

PART I- FINANCIAL INFORMATION

Item 1:        Financial Statements                                            2
Item 2:        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      15
Item 3:        Quantitative and Qualitative Disclosures About Market Risk     23
Item 4T:       Controls and Procedures                                        23


PART II- OTHER INFORMATION

Item 1:        Legal Proceedings                                              24
Item 1A:       Risk Factors                                                   24
Item 2:        Unregistered Sales of Equity Securities and Use of Proceeds    24
Item 3:        Defaults Upon Senior Securities                                24
Item 4:        Submission of Matters to a Vote of Security Holders            24
Item 5:        Other Information                                              24
Item 6:        Exhibits                                                       24

Signatures                                                                    25


                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                       FRANKLIN WIRELESS CORP.
                                           BALANCE SHEETS

                                                                          -------------------------
                                                                          (UNAUDITED)
                                                                           MARCH 31,     JUNE 30,
                                                                              2009         2008
                                                                          -----------   -----------
ASSETS
     Current Assets:
         Cash                                                             $ 5,243,853   $ 6,172,569
         Short-term investments                                               329,513            --
         Accounts receivable                                                  862,423     4,534,069
         Prepaid income tax                                                        --       355,393
         Inventories                                                        9,196,891        72,162
         Advanced payments                                                     81,900            --
         Prepaid expenses                                                       3,410        23,430
                                                                          -----------   -----------
         Total current assets                                              15,717,990    11,157,623
     Property and equipment, net                                              112,682        68,012
     Other assets                                                              11,241        15,411
                                                                          -----------   -----------
     TOTAL ASSETS                                                         $15,841,913   $11,241,046
                                                                          ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Accounts payable                                                 $ 8,844,760   $ 4,047,651
         Advanced payment from customers                                        1,600       390,000
         Accrued liabilities                                                  139,839       875,046
         Deferred rent payable                                                 17,043            --
         Notes payable to a stockholder                                            --       334,000
                                                                          -----------   -----------
         Total current liabilities                                          9,003,242     5,646,697
                                                                          -----------   -----------

     Stockholders' Equity:
         Preferred stock, par value $0.001 per share, authorized
         10,000,000 shares; no preferred stock issued or outstanding as
         of March 31, 2009 and June 30, 2008.                                      --            --
         Common stock, par value $0.001 per share, authorized
         50,000,000 shares; 13,231,491 shares issued and outstanding as
         of March 31, 2009 and June 30, 2008                                   13,232        13,232
         Additional paid-in capital                                         5,016,161     5,016,161
         Retained earnings                                                  1,809,278       564,956
                                                                          -----------   -----------
     Total stockholders' equity                                             6,838,671     5,594,349
                                                                          -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                          $15,841,913   $11,241,046
                                                                          ===========   ===========

                      See accompanying notes to unaudited financial statements.





                                                 FRANKLIN WIRELESS CORP.
                                                STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         MARCH 31,                        MARCH 31,
                                               ----------------------------      ----------------------------
                                                   2009            2008             2009             2008
                                               -----------      -----------      -----------      -----------

Net sales                                      $ 3,312,551      $ 7,395,200      $14,180,859      $23,898,442
Cost of goods sold                               2,522,641        5,619,995       10,429,760       18,248,534
                                               -----------      -----------      -----------      -----------
Gross profit                                       789,910        1,775,205        3,751,099        5,649,908
                                               -----------      -----------      -----------      -----------

Operating expenses:
     Research and development                       30,000               --           30,000               --
     Selling, general, and administrative          502,272          873,869        2,119,606        2,333,239
                                               -----------      -----------      -----------      -----------
Total operating expenses                           532,272          873,869        2,149,606        2,333,239
                                               -----------      -----------      -----------      -----------

Income from operations                             257,638          901,336        1,601,493        3,316,669

Other income (expense):
     Forgiveness of debt                                --               --           33,400               --
     Interest income                                14,914           33,513           71,283          108,230
     Other income (expense)                            576              256              799           18,935
                                               -----------      -----------      -----------      -----------
Total other income (expense), net                    15,490           33,769          105,482          127,165
                                               -----------      -----------      -----------      -----------

Net income before income taxes                     273,128          935,105        1,706,975        3,443,834

Provision for income taxes                         208,265          203,638          462,653          259,842
                                               -----------      -----------      -----------      -----------

Net income                                     $    64,863      $   731,467      $ 1,244,322      $ 3,183,992
                                               ===========      ===========      ===========      ===========


Basic earnings per share                       $      0.01      $      0.06      $      0.09      $      0.24
Diluted earnings per share                     $      0.01      $      0.06      $      0.09      $      0.24

Weighted average common shares
outstanding - basic                             13,231,491       13,231,491       13,231,491       13,231,491
Weighted average common shares
outstanding - diluted                           13,231,491       13,231,491       13,231,491       13,231,491


                                See accompanying notes to unaudited financial statements.





                                       FRANKLIN WIRELESS CORP.
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                  ------------------------------
                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                   -----------------------------
                                                                      2009               2008
                                                                   -----------       -----------

CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net income                                                    $ 1,244,322       $ 3,183,992
     Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation                                                   14,269             6,901
         Amortization of intangible assets                                  --            42,820
         Bad debt                                                          315             2,200
         Forgiveness of debt                                           (33,400)               --
         Changes in operating assets and liabilities:
             Accounts receivable                                     3,671,331        (2,248,330)
             Prepaid income taxes                                      355,393                --
             Inventory                                              (9,124,729)           (5,868)
             Advanced payments                                         (81,900)               --
             Prepaid expense                                            20,020             5,992
             Other assets                                                4,170                --
             Accounts payable                                        4,797,109         2,672,046
             Advance payment from customers                           (388,400)         (354,500)
             Accrued liabilities                                      (735,207)          (91,890)
             Deferred rent payable                                      17,043                --
                                                                   -----------       -----------
Net cash provided by (used in) operating activities                   (239,664)        3,213,363
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                               (58,939)          (49,615)
     Short-term investments                                           (329,513)               --
                                                                   -----------       -----------
Net cash used in investing activities                                 (388,452)          (49,615)
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of note payable                                       (300,600)         (100,000)
        Receipt of stock subscription receivable                            --            11,395
                                                                   -----------       -----------
 Net cash used in financing activities                                (300,600)          (88,605)
                                                                   -----------       -----------

Net increase (decrease) in cash and cash equivalents                   (928,716)        3,075,143
Cash and cash equivalents, beginning of period                       6,172,569         2,477,593
                                                                   -----------       -----------
Cash and cash equivalents, end of period                           $ 5,243,853       $ 5,552,736
                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                  $        --       $        --
         Income taxes                                              $   693,047       $   259,842


                      See accompanying notes to unaudited financial statements.

                                                 4

                             FRANKLIN WIRELESS CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


         NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q. The balance sheet is unaudited as of March 31, 2009 and audited as of June 30, 2008. The statement of operations is unaudited for the three months and nine months ended March 31, 2009 and 2008. The statement of cash flows is unaudited for the nine months ended March 31, 2009, and 2008. In the opinion of management, the unaudited financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company's Form 10-K, filed on September 26, 2008.

         The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K with the exception of new accounting pronouncements adopted in fiscal year 2009. The operating results or cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


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


                  SHORT-TERM INVESTMENTS

                  The Company considers all investments purchased with original maturities greater than three months but less than one year to be short-term investments.


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

                  As of March 31, 2009, the Company's inventories increased significantly due to a one time large purchase of the CMU-300 WIMAX plus CDMA USB modems that the Company placed based on the Company's internal demand forecasts using management's best estimates available.

                  PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

                           Computers and software             5 years
                           Furniture and fixtures             7 years

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

                  As of March 31, 2009, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

                  WARRANTIES

                  The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is covered by its vendor. These products are shipped directly from its vendor to customers. As a result, the Company does not accrue any warranty expenses.

                  RESEARCH AND DEVELOPMENT EXPENSES

                  The Company requires all research and development expenses to be expensed in the period in which they occur. Nonrefundable advance payment for goods or services that will be used or rendered for future research and development activities will be recognized as an expense as the goods are delivered or the related services are performed in accordance with Emerging Issues Task Force Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," or EITF No. 07-3. The Company will continue to evaluate whether the goods to be delivered or services to be rendered. If the Company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense.

                  SHIPPING AND HANDLING COST

                  Most of shipping and handling costs are paid by the customers directly to the shipping companies. As a result, the Company does not collect nor incur shipping and handling costs.

                  INCOME TAXES

                  The Company adopted the provisions of FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

                  The Company recognizes federal and state tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. The Company also recognizes federal and state tax liabilities or assets based on its estimate of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that the Company will not be able to realize all or a portion of our deferred tax assets.

                  Income tax provision from continuing operations for the nine months ended March 31, 2009 and 2008 consists of the following:

                                                              (UNAUDITED)      (UNAUDITED)
                                                             --------------  --------------
                                                             MARCH 31, 2009  MARCH 31, 2008
                                                             --------------  --------------
                  Current income taxes expense:
                           Federal                               $329,945      $179,602
                           State                                  132,708        80,240
                                                                 --------      --------
                                                                  462,653       259,842
                  Deferred income taxes expense (benefits):            --            --
                                                                 --------      --------
                  PROVISION FOR INCOME TAXES                     $462,653      $259,842
                                                                 ========      ========

                  The provisions for income taxes reconcile to the amount computed by applying effective federal statutory income tax rate to income before provision for income taxes as follows:

                                                                                  (UNAUDITED)
                                                                         NINE MONTHS ENDED MARCH 31,
                                                           ------------------------------------------------------
                                                               2009             %          2008              %
                                                           -----------       -------    -----------       -------
                  Federal tax provision, at statutory      $   556,571         34.0     $ 1,170,904         34.0
                  rate
                  State tax, net of fed tax benefit            145,687          8.9         281,647          8.2
                  Nondeductible expenses                         3,763          0.2           1,075           --
                  Valuation allowance                         (243,368)       (14.9)     (1,202,041)       (34.9)
                  Others                                            --           --           8,257          0.2
                                                           -----------       -------    -----------       -------
                  Provision for income taxes               $   462,653         28.2     $   259,842          7.5
                                                           ===========       =======    ===========       =======

                  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets at March 31, 2009 and June 30, 2008 consisted of the following:





                                                     (UNAUDITED)
                                                   --------------    -------------
                                                   MARCH 31, 2009    JUNE 30, 2008
                                                   --------------    -------------
Current deferred tax asset (liabilities):
         Net operating losses                       $   135,622       $   170,883
         State tax                                      (44,849)               --
         Other, net                                     (29,988)           16,493

Non-current deferred tax assets (liabilities):
         Net operating losses                         1,911,273         2,011,633
         Other, net                                     (20,893)           (4,477)
                                                    -----------       -----------
Total deferred tax assets                             1,951,165         2,194,532
Less valuation allowance                             (1,951,165)       (2,194,532)
                                                    -----------       -----------
  Net deferred tax asset                            $        --       $        --
                                                    ===========       ===========


                  The significant component of the deferred tax asset (liability) at March 31, 2009 and June 30, 2008 was federal net operating loss carry-forward in the amount of approximately $1,898,000 and $2,034,000, respectively, based on federal tax rate of 34%.
                  SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2009, and June 31, 2008, we established a full valuation allowance on our net deferred tax assets based on the available evidences, both positive and negative, to determine whether valuation allowance is needed. Based on our losses before income taxes in the past years before the fiscal year of 2007 and our estimated losses in the future three years, management believed that it was more likely than not that most of the deferred tax assets will not be realized. Valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the period of three years.

                  At March 31, 2009, the established valuation allowance for the net deferred tax asset was decreased by $243,367. As of March 31, 2009, the Company has federal net operating loss carryforwards of approximately $5,584,000 and state net operating loss carryforwards of approximately $1,676,000 for income tax purposes after application of IRC Section 382 limitation on net operating losses as result of the Company's ownership change in prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.


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

                  A significant portion of the Company's revenue is derived from a small number of customers. Four customers accounted for $9,335,380, or 65.8% of total revenues during the nine months ended March 31, 2009, and had related account receivables of $675,000, or 78.3% of the total account receivable of $862,423, at March 31, 2009.

                  The Company purchases its wireless products from one design and manufacturing company located in South Korea. If the design and manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. However, there were no significant delays, capacity constraints, or quality control problems that negatively impacted the Company's revenue for the nine months ended March 31, 2009 and 2008. For those periods, the Company purchased approximately $19,247,678 and $18,254,402, respectively, and had related accounts payable of $8,825,572 and $2,394,700 at March 31, 2009 and 2008, respectively. In spite of the decrease in sales for the nine months ended March 31, 2009 compared to the corresponding period of 2008, the Company's purchases remained similar for those periods due to a one time large purchase of the CMU-300 WIMAX plus CDMA USB modem.

                  The Company maintains its cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000 per each depositor, per insured bank. As of March 31, 09, the Company has two deposits that exceeded the insured limit of $250,000 by approximately $4,993,853 and $79,513, respectively. However, the Company does not anticipate any loss on excess deposits.


         NOTE 4 - BALANCE SHEET DETAILS


                  SHORT-TERM INVESTMENTS

                  Short-term investment at March 31, 2009 and June 30, 2008, consisted of the certificate of deposit of $329,513 with original maturity of 12 months.

                  ACCOUNT RECEIVABLE

                  Accounts receivable at March 31, 2009 and June 30, 2008, consisted of receivables from customers in the amounts of $862,423 and $4,534,069, respectively.

                  PREPAID INCOME TAX

                  Prepaid income tax at March 31, 2009 and June 30, 2008 consisted of the following:


                                         (UNAUDITED)
                                      -----------------       ----------------
                                          MARCH 31,               JUNE 30,
                                            2009                    2008
                                      -----------------       ----------------
                 Federal              $              -        $       296,535
                 Sate                                -                 58,858
                                      -----------------       ----------------
                 TOTAL                $              -        $       355,393
                                      =================       ================


                  INVENTORIES

                  Inventories at March 31, 2009 and June 30, 2008 consisted of the following:

                                          (UNAUDITED)
                                       ------------------       ----------------
                                            MARCH 31,               JUNE 30,
                                              2009                    2008
                                       ------------------       ----------------
                 Inventories                   9,196,891        $        72,162
                                       ------------------       ----------------
                 TOTAL                         9,196,891        $        72,162
                                       ==================       ================

                  At March 31, 2009, the increase in inventories was primarily due to a one time large purchase of the CMU-300 WIMAX plus CDMA USB modem that the Company placed based on the Company's internal demand forecasts using management's best estimates available.


                  ADVANCED PAYMENTS

                  Advanced payments at March 31, 2009 and June 30, 2008 consisted of the following:

                                                    (UNAUDITED)
                                                 ---------------- --------------
                                                     MARCH 31,        JUNE 30,
                                                       2009             2008
                                                 ----------------  -------------
                 Advanced payments to vendor     $        11,900   $          -
                 Nonrefundable advance payment            70,000              -
                                                 ----------------  -------------
                 TOTAL                           $        81,900   $          -
                                                 ================  =============

                  Nonrefundable advance payment of $70,000 for goods or services that will be used or rendered for future research and development activities was deferred and capitalized in accordance with Emerging Issues Task Force Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities", or EITF No. 07-3. The amount will be recognized as an expense as the goods are delivered or the related services are performed. The Company will continue to evaluate whether the goods to be delivered or services to be rendered. If the Company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense.


                  PREPAID EXPENSES

                  Prepaid expenses at March 31, 2009 and June 30, 2008 consisted of the following:

                                                 (UNAUDITED)
                                               ----------------  ---------------
                                                   MARCH 31,        JUNE 30,
                                                     2009             2008
                                               ----------------  ---------------
                 Prepaid insurance             $         1,892   $        2,725
                 Prepaid marketing fee                   1,480           11,600
                 Prepaid professional fee                   38                -
                 Prepaid office lease fee                    -            9,105
                                               ----------------  ---------------
                 TOTAL                         $         3,410   $       23,430
                                               ================  ===============


                  OTHER ASSETS

                  Other assets at March 31, 2009 and June 30, 2008 consisted of the following:

                                                        (UNAUDITED)
                                                       --------------      --------------
                                                          MARCH 31,            JUNE 30,
                                                            2009                 2008
                                                       --------------      --------------
                 Lease deposit, corporate housing      $         709       $         709
                 Lease deposit, administrative office          9,833              14,003
                 Utility deposit                                 282                 282
                 Other deposit                                   417                 417
                                                       --------------      --------------
                 TOTAL                                 $      11,241       $      15,411
                                                       ==============      ==============






                  PROPERTY AND EQUIPMENT

                  Property and equipment at March 31, 2009 and June 30, 2008 consisted of the following:

                                                        (UNAUDITED)
                                                       -------------    --------------
                                                         MARCH 31,          JUNE 30,
                                                           2009              2008
                                                       -------------     -------------
                 Computers and software                $    104,330      $     48,827
                 Furniture and fixtures                      56,330            52,894
                                                       -------------     -------------
                                                            160,660           101,721
                 Less accumulated depreciation              (47,978)          (33,709)
                                                       -------------     -------------
                 TOTAL                                 $    112,682      $     68,012
                                                       =============     =============

                  Depreciation expense associated with property and equipment was $14,269 and $6,901 for the nine months ended March 31, 2009 and 2008, respectively.


                  ACCRUED LIABILITIES

                  Accrued liabilities at March 31, 2009, and June 30, 2008, consisted of the following:

                                                       (UNAUDITED)
                                                      -------------       -----------
                                                         MARCH 31,          JUNE 30,
                                                           2009               2008
                                                       ------------       -----------
                 Salaries payable                      $         -        $  135,000
                 Income tax payable                         99,214           689,421
                 Accrued professional fees payable           5,000            31,500
                 Sales commission payable                    3,000                 -
                 Marketing development fund payable         32,625            19,125
                                                       ------------       -----------
                 TOTAL                                 $   139,839        $  875,046
                                                       ============       ===========


                  DEFERRED RENT PAYABLE

                  Deferred Rent Payable at March 31, 2009, and June 30, 2008, consisted of the following:

                                                        (UNAUDITED)
                                                       --------------      -----------
                                                          MARCH 31,          JUNE 30,
                                                            2009               2008
                                                       --------------      -----------
                 Deferred rent payable                 $      17,043       $        -
                                                       --------------      -----------
                 TOTAL                                 $      17,043       $        -
                                                       ==============      ===========

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

                  NOTES PAYABLE TO STOCKHOLDERS

                  Notes payable at March 31, 2009, and June 30, 2008, consisted of the following:


                                                (UNAUDITED)
                                               --------------       ------------
                                                 MARCH 31,             JUNE 30,
                                                   2009                  2008
                                               --------------       ------------
                 Non-interest bearing note     $           -        $   334,000
                                               --------------       ------------
                 Total                                     -            334,000
                 Less current portion                      -           (334,000)
                                               ==============       ============
                 TOTAL                         $           -        $         -
                                               ==============       ============

                  The Company's Korea-based subsidiary, ARG, has been inactive since August 2003. On October 30, 2007, the Board of Directors approved the dissolution of ARG, and the Company assumed a note payable of ARG of $434,000 as a part of the dissolution. The remaining balance of the note amounted to $334,000 as of June 30, 2008, and the Company paid in full the note of $300,600, net of a 10% discount of $33,400, for the nine months ended March 31, 2009, and the discount of $33,400 was presented as a forgiveness of debt.


         NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  OPERATING LEASE

                  The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011, and its principal future obligations and commitments as of the expiration date are approximately $260,000. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $80,778 and $47,221 for the nine months ended March 31, 2009 and 2008, respectively.

                  The Company leases its corporate housing facility under a non-cancelable operating lease that expires on April 30, 2009 for its vendor, and its principal future obligations and commitments as of the expiration date total $1,567. Rent expense related to the operating lease was $14,023 and $13,203 for the nine months ended March 31, 2009 and 2008, respectively.

                  The Company leases one automobile under an operating lease that expires on July 22, 2009, and its principal future obligations and commitments as of the expiration date is approximately $2,150. Lease expense was $4,839 and $4,839 for the nine months ended March 31, 2009 and 2008, respectively.

                  LITIGATION

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

                  The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products. As of May 15, 2009, the agreement is still valid for an additional one year period.


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


         NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

         In October 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157. The Company believes that FSP 157-3 has no effect on the Company's financial statements at this time.

         In March 2009, the Company adopted EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF No. 07-3"). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company believes that the adoption of EITF No. 07-3 does not have a material impact on the Company's financial statements at this time.

         In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2/124-2"). FSP FAS 115-2/124-2 requires entities to separate any other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company believes that FSP FAS 115-2/124-2 has no effect on the Company's financial statements at this time.

         In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly" ("FSP FAS 157-4"). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company believes that FSP FAS 157-4has no effect on the Company's financial statements at this time.

         In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company believes that FSP FAS 107-1 and APB 28-1 have no effect on the Company's financial statements at this time.

         There are no other accounting standards issued as of May 15, 2009 that are expected to have a material impact on the Company's financial statements.


         NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company purchased CDMA wireless data products in the amount of $19,247,678, or 98.5% of total purchases, from C-Motech Co. Ltd., for the nine months ended March 31, 2009 and had related accounts payable of $8,825,572 as of March 31, 2009. C-Motech owns 3,370,356 shares, or 25.5%, of the Company's outstanding Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.


         NOTE 9 - SUBSEQUENT EVENTS

         None.



         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis or results of Operations contained in the Company's Form 10-K filed on September 26, 2008, for the year ended June 30, 2008.


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

                  SHORT-TERM INVESTMENTS

                  The Company considers all investments purchased with original maturities greater than three months but less than one year to be short-term investments.

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

                  RESEARCH AND DEVELOPMENT EXPENSES

                  The Company requires all research and development expenses to be expensed in the period in which they occur. Nonrefundable advance payment for goods or services that will be used or rendered for future research and development activities will be recognized as an expense as the goods are delivered or the related services are performed in accordance with Emerging Issues Task Force Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities", or EITF No. 07-3. The Company will continue to evaluate whether the goods to be delivered or services to be rendered. If the Company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense.

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

                  As of March 31, 2009, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

                  WARRANTIES

                  The Company does not allow the right of return on product sales but provides a factory warranty for one year from the shipment, which is covered by its vendor. These products are shipped directly from its vendor to customers. As a result, the Company does not accrue any warranty expenses.


                  INCOME TAXES

                  The Company adopted the provisions of FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

                  The Company recognizes federal and state tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. The Company also recognizes federal and state tax liabilities or assets based on its estimate of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that the Company will not be able to realize all or a portion of our deferred tax assets.

                  Income tax provision from continuing operations for the nine months ended March 31, 2009 and 2008 consists of the following:

                                                                (UNAUDITED)       (UNAUDITED)
                                                              --------------    --------------
                                                              MARCH 31, 2009    MARCH 31, 2008
                                                              --------------    --------------
                  Current income taxes expense:
                           Federal                               $329,945         $179,602
                           State                                  132,708           80,240
                                                                 --------         --------
                                                                  462,653          259,842

                  Deferred income taxes expense (benefits):            --               --
                                                                 --------         --------
                  PROVISION FOR INCOME TAXES                     $462,653         $259,842
                                                                 ========         ========

                  The provisions for income taxes reconcile to the amount computed by applying effective federal statutory income tax rate to income before provision for income taxes as follows:


                                                                                      (UNAUDITED)
                                                                              NINE MONTHS ENDED MARCH 31,
                                                            --------------------------------------------------------------
                                                                2009              %               2008              %
                                                            --------------    -----------    ----------------    ---------
                  Federal tax provision, at statutory       $     556,571           34.0     $     1,170,904         34.0
                  rate
                  State tax, net of fed tax benefit               145,687            8.9             281,647          8.2
                  Nondeductible expenses                            3,763            0.2               1,075            -
                  Valuation allowance                            (243,368)         (14.9)         (1,202,041)       (34.9)
                  Others                                                -              -               8,257          0.2
                                                            --------------    -----------    ----------------    ---------
                  Provision for income taxes                $     462,653           28.2     $       259,842          7.5
                                                            ==============    ===========    ================    =========

                  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets at March 31, 2009 and June 30, 2008 consisted of the following:




                                                                     (UNAUDITED)
                                                                    --------------     -------------
                                                                    MARCH 31, 2009     JUNE 30, 2008
                                                                    --------------     -------------
                  Current deferred tax asset (liabilities):
                           Net operating losses                       $   135,622       $   170,883
                           State tax                                      (44,849)               --
                           Other, net                                     (29,988)           16,493

                  Non-current deferred tax assets (liabilities):
                           Net operating losses                         1,911,273         2,011,633
                           Other, net                                     (20,893)           (4,477)
                                                                      -----------       -----------
                  Total deferred tax assets                             1,951,165         2,194,532
                  Less valuation allowance                             (1,951,165)       (2,194,532)
                                                                      -----------       -----------
                  Net deferred tax asset                              $        --       $        --
                                                                      ===========       ===========


                  The significant component of the deferred tax asset
                  (liability) at March 31, 2009 and June 30, 2008 was federal net operating loss carry-forward in the amount of approximately $1,898,000 and $2,034,000, respectively, based on federal tax rate of 34%.

                  SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2009, and June 31, 2008, we established a full valuation allowance on our net deferred tax assets based on the available evidences, both positive and negative, to determine whether valuation allowance is needed. Based on our losses before income taxes in the past years before the fiscal year of 2007 and our estimated losses in the future three years, management believed that it was more likely than not that most of the deferred tax assets will not be realized. Valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the period of three years.

                  At March 31, 2009, the established valuation allowance for the net deferred tax asset was decreased by $243,367. As of March
                  31, 2009, the Company has federal net operating loss carryforwards of approximately $5,584,000 and state net operating loss carryforwards of approximately $1,676,000 for income tax purposes after application of IRC Section 382 limitation on net operating losses as result of the Company's ownership change in prior period. The Federal and state net operating loss carryforwards will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.


         RESULTS OF OPERATIONS

         The following table sets forth, for the three and nine months ended
         March 31, 2009 and 2008, selected statements of operations data expressed as a percentage of sales:

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           MARCH 31,                     MARCH 31,
                                                                   ---------------------------    -------------------------
                                                                       2009            2008           2009          2008
                                                                   ------------     ----------    ------------   ----------

        Net Sales                                                       100.0%         100.0%          100.0%       100.0%
        Cost of goods sold                                               76.2%          76.0%           73.5%        76.4%
                                                                   ------------     ----------    ------------    ---------
        Gross profit                                                     23.8%          24.0%           26.5%        23.6%
                                                                   ------------     ----------    ------------    ---------

        Operating expenses:
             Research and development expenses                            0.9%                           0.3%
             Selling, general and administrative expenses                15.1%          11.8%           14.9%         9.7%
                                                                   ------------     ----------    ------------    ---------
        Total operating expenses                                         16.0%          11.8%           15.2%         9.7%
                                                                   ------------     ----------    ------------    ---------

        Income from operations                                            7.8%          12.2%           11.3%        13.9%

        Other income (expense), net                                       0.5%           0.5%            0.7%         0.5%
                                                                   ------------     ----------    ------------    ---------

        Net income before income taxes                                    8.3%          12.7%           12.0%        14.4%

        Provision for income taxes                                        6.3%           2.8%            3.3%         1.1%
                                                                   ------------     ----------    ------------    ---------

        Net income                                                        2.0%           9.9%            8.7%        13.3%
                                                                   ============     ==========    ============    =========

                                       19

         The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

         THREE MONTHS ENDED MARCH 31, 2009
         COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

                  NET SALES

                  Net sales decreased by $4,082,649, or 55.2%, to $3,312,551 for the three months ended March 31, 2008 from $7,395,200 for the corresponding period of 2008. The overall decrease in sales was primarily due to a mix of decrease in sales and sales price for the Company's "EV-DO technology" products in Caribbean and South American countries, caused by a decline in purchasing power of customers and their currencies. The decrease in sales volume in Caribbean and South American countries was approximately $4,588,000, or 77.2%, for the three months ended March 31, 2009 compared to the corresponding period of 2008. On the other hand, for those periods, net sales in the United States increased by approximately $500,000, or 34.9%, as a result of the Company's continuous efforts to extend its business.

                  GROSS PROFIT

                  Gross profit decreased by $985,295, or 55.5%, to $789,910 for the three months ended March 31, 2009 from $1,775,205 for the corresponding period of 2008. The decrease was primarily due to the change in net sales as discussed above. The gross profit in terms of net sales percentage was 23.8% for the three months ended March 31, 2009 compared to 24.0% for the corresponding period of 2008.

                  RESEARCH AND DEVELOPMENT

                  Research and development expenses increased by $30,000, or 100.0%, to $30,000 for the three months ended March 31, 2009 from $0 for the corresponding period of 2008. This increase in expenses reflected to maintain or increase the Company's investment in research and development to continue to provide innovative products and services.

                  SELLING, GENERAL, AND ADMINISTRATIVE

                  Selling, general, and administrative expenses decreased by $371,597, or 42.5%, to $502,272 for the three months ended March 31, 2009 from $873,869 for the corresponding period of 2008. The decrease was primarily due to approximately $365,000 decrease in marketing expenses for the three months ended March 31, 2009 compared to the corresponding period. Selling, general and administrative expenses as a percentage of revenue are expected to fluctuate in and future quarters depending on the amount of net sales recognized.

                  OTHER INCOME (EXPENSE), NET

                  The net of other income (expense) decreased by $18,279, or 54.1%, to $15,490 for the three months ended March 31, 2009 from $33,769 for the corresponding period of 2008. The overall decrease is primarily due to $18,599 decrease in interest income caused by the advanced payment of $1 million paid to C-Motech for the three months ended March 31, 2009.

         NINE MONTHS ENDED MARCH 31, 2009
         COMPARED TO NINE MONTHS ENDED MARCH 31, 2008

                  NET SALES

                  Net sales decreased by $9,717,583, or 40.7%, to $14,180,859 for the nine months ended March 31, 2009 from $23,898,442 for the corresponding period of 2008. The overall decrease in sales was primarily due to a mix of decrease in sales and sales price for the Company's "EV-DO technology" products in Caribbean and South American countries, caused by a decline in purchasing power of customers and their currencies. The decrease in sales volume in Caribbean and South American countries was approximately $8,759,000, or 53.8%, for the nine months ended March 31, 2009 compared to the corresponding period of 2008.

                  GROSS PROFIT

                  Gross profit decreased by $1,898,809, or 33.6%, to $3,751,099 for the nine months ended March 31, 2009 from $5,649,908 for the corresponding period of 2008. The decrease was primarily due to the change in net sales as discussed above. The gross profit in terms of net sales percentage was 26.5% for the nine months ended March 31, 2009 compared to 23.6% for the corresponding period of 2008.

                  RESEARCH AND DEVELOPMENT

                  Research and development expenses increased by $30,000, or 100.0%, to $30,000 for the nine months ended March 31, 2009 from $0 for the corresponding period of 2008. This increase in expenses reflected to maintain or increase the Company's investment in research and development to continue to provide innovative products and services.

                  SELLING, GENERAL, AND ADMINISTRATIVE

                  Selling, general, and administrative expenses decreased by $213,633, or 9.2%, to $2,119,606 for the nine months ended March 31, 2009 from $2,333,239 for the corresponding period of 2008. The decrease was the net effect of $447,690 decrease in marketing expenses, and $249,509 increase in salary and related expenses. The increase in salary and related expenses reflected the increased Company's investment in reinforcement of its sales team to continue to expand business and provide high-grade customer service. Selling, general, and administrative expenses as a percentage of revenue are expected to fluctuate in and future quarters depending on the amount of net sales recognized.

                  OTHER INCOME (EXPENSE), NET

                  The net of other income (expense) decreased by $21,683, or 17.1%, to $105,482 for the nine months ended March 31, 2009 from $127,165 for the corresponding period of 2008. The decrease was the net effect of $36,948 decrease in interest income caused by the advanced payment of $1 million paid to C-Motech, and $33,400 increase in forgiveness of debt for the nine months ended March 31, 2009.


         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $928,716 to $5,243,853 as of March 31, 2009 compared to $6,172,569 as of June 30, 2008. The decrease was primarily due to a $1,939,670 decrease in net income, $329,513 used in short-term investment, and $300,600 used in payment of the note payable.

                  OPERATING ACTIVITIES

                  Net cash used in operating activities was $239,664 for the nine months ended March 31, 2009, and net cash provided by operating activities was $3,123,363 for the nine months ended March 31, 2008. The decrease from the prior period is primarily due to the increase in inventory and decrease in net income.

                  INVESTING ACTIVITIES

                  Net cash used in investing activities was $388,452 and $49,615 for the nine months ended March 31, 2009, and 2008, respectively, consisting of capital expenditures.

                  FINANCING ACTIVITIES

                  Net cash used in financing activities was $300,600, which was the net amount of the note paid in full to a stockholder after 10% discount of $33,400 represented as a forgiveness of debt, for the nine months ended March 31, 2009. Net cash used in financing activities was $88,605, which was the net amount of the note paid and a receipt of stock subscription receivable, for the nine months ended March 31, 2008.


         CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

         The Company's material off-balance sheet contractual commitments are operating lease obligations. The Company excluded these items from the balance sheet in accordance with GAAP. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon its financial condition or results of operations. The Company's principal future obligations and commitments at March 31, 2009, include the following:

                  OPERATING LEASE

                  The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011, and its principal future obligations and commitments as of the expiration date are approximately $260,000. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $80,778 and $47,221 for the nine months ended March 31, 2009 and 2008, respectively.

                  The Company leases its corporate housing facility under a non-cancelable operating lease that expires on April 30, 2009 for its vendor, and its principal future obligations and commitments as of the expiration date are $1,567. Rent expense related to the operating lease was $14,023 and $13,203 for the nine months ended March 31, 2009 and 2008, respectively.

                  The Company leases one automobile under an operating lease that expires on July 22, 2009, and its principal future obligations and commitments as of the expiration date is approximately $2,150. Lease expense was $4,839 and $4,839 for the nine months ended March 31, 2009 and 2008, respectively.

                  LITIGATION

                  From time to time the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

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

                  The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products. As of May 15, 2009, the agreement is still valid for an additional one year period.


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As the Company is a "smaller reporting company," this Item is inapplicable.


         ITEM 4T. CONTROLS AND PROCEDURES.

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

         The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2008. Based on such evaluation, the Company's Chief Executive officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 31, 2009.

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


         ITEM 1A:  RISK FACTORS.

         Our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on September 26, 2008(the "ANNUAL REPORT"), includes a detailed discussion of our risk factors under the heading "PART I,
         ITEM 1A -- RISK FACTORS." You should carefully consider the risk factors discussed in our Annual Report and the additional risk factor described below, as well as the other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer.

         THE SUBSTANTIAL LEVEL OF INVENTORY MAINTAINED BY THE COMPANY COULD INCREASE ITS LOSSES IF THE INVENTORY IS NOT SOLD FOR ANY REASON. As of March 31, 2009, the Company's inventories increased significantly due to a one time large purchase of the CMU-300 WIMAX plus CDMA USB modems. Although the purchase was based on the Company's internal demand forecasts using management's best estimates available, there could be unsold inventories resulting from a number of reasons, including a potential inability on the part of customers to finance purchases of the Company's products and reduced demand by the ultimate end-users of the Company's products.


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

         Dated: May 15, 2009