Form 10-K
period 2009-06-30
FRANKLIN WIRELESS CORP
filed 2009-10-13
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 0-11616

FRANKLIN WIRELESS CORP.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3733534 (I.R.S. Employer Identification Number)
5440 Morehouse Drive, Suite 1000, San Diego, California (Address of principal executive offices)	92121 (Zip code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2008, as reported by The OTC Bulletin Board, was approximately $3,034,949.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 13,231,491 shares of common stock outstanding as of October 12, 2009.

FRANKLIN WIRELESS CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we", "us", "our", “Franklin”, “Franklin Wireless”, or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2009 and fiscal 2008 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation", and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risk Factors" These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS.

BUSINESS OVERVIEW

We design and sell broadband high speed wireless data communication products such as third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. We focus on wireless broadband USB modems, which provide a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, table PC or desktop USB port without a PC card slot. The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market.

We market our products directly to wireless operators, and indirectly through strategic partners and distributors.  Our global customer base extends from the United States to Caribbean and South American countries.  Our Universal Serial Bus (“USB”) modems are certified by Sprint, Comcast Cable, Clearwire, Time Warner Cable, Cellular South, Mobi PCS, NTELOS, Cincinnati Bell, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador, by CellularOne in Bermuda and by TSTT in Trinidad and Tobago. We have built upon our strong customer relationships to help drive strategic marketing initiatives with our customers that provide additional opportunities to expand market reach by combining our expertise in wireless technologies with our customers’ sales and marketing base, creating access to additional indirect distribution channels.

OUR STRUCTURE

We were incorporated in 1982 in California and reincorporated in Nevada on January 2, 2008.  The reincorporation had no effect on the nature of our business or our management.

Our headquarters office is located in San Diego, California. The office is principally composed of marketing, sales, operations, finance and administrative support. It is responsible for all customer-related activities, such as marketing communications, product planning, product management and customer support, along with sales and business development activities on a worldwide basis.  The Korea-based business unit, ARG, is a wholly owned subsidiary, and this entity has been inactive since August 2003.  On October 30, 2007, the Board of Directors approved the dissolution of ARG, and as a part of the dissolution, we assumed a note payable of $334,000.  The subsidiary did not have any operations for the years ended June 30, 2009, 2008, and 2007 or since August 2003.

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. We operate in a single business segment consisting of sale of wireless access products with operating facility in the United States.  We generate revenues from two geographic areas which consist of United States and Caribbean and South America.

OUR PRODUCTS

We are one of the first companies to introduce USB-type mobile broadband modems to the countries located in North America, the Caribbean, and South America. Our mobile broadband and data products include wireless USB modems, embedded modules, and stand-alone mobile broadband modems used for high-speed data services. Our products are designed to operate on a majority of wireless networks in the world, provide mobile subscribers with secure and convenient high speed access to wireless data communications networks using laptops, handheld and desktop computers, and enable our customers to send and receive email with large file attachments, play interactive games, and receive, send, and download high resolution picture, video and music contents.  Our products are based on widely deployed cellular technologies and operate across 3G and 4G networks, including:

•
Code Division Multiple Access (“CDMA”) technology 1xEVDO - Evolution Data Optimized technology in both revision 0 and revision A releases. Revision 0 modems have a download speed of up to 2.4 Mbps and the revision A products achieve broadband like speed of 3.1 Mbps.

•
High Speed Packet Access (“HSPA”) based on the Universal Mobile Telecommunications System standard or sometimes referred to as Wideband Code Division Multiple Access (“WCDMA”) technology. This technology allows download speed of up to 14.4 Mbps.

•	Worldwide Interoperability for Microwave Access (“WIMAX”) based on the IEEE 802.16 standard.

The followings are a representative selection of our current CDMA and HSPA wireless data products:

USB MODEMS

•
The CDU-680 Dual band 800/1900 MHz rev A USB modem is a state-of-the-art product featuring an upgraded EVDO revision A radio with downlink speed of up to 3.1 Mbps and uplink speed of up to 1.8 Mbps, it is the first product in its kind to incorporate onboard flash memory, a GPS receiver and a retractable USB connector which rotates more than 270°. The industry’s first onboard flash memory feature allows the Connection Manager software for Windows, Macintosh OS X and driver for Linux to be stored on the device so that CD or CD drive is not required for software installation. The Quick Installation Guide is also stored in the memory and is always within easy reach of the user.

•
The CMU-300 WIMAX plus CDMA USB Modem is the first device that operates on both the 3G EVDO and 4G WIMAX networks. With the CMU-300, customers will have simple-to-access to the best possible mobile broadband connection:  3G or 4G.

•
The CGU-628A tri band 850/1900/2100 MHz HSDPA and quad band 800/900/1800/1900 MHz GSM/GPRS USB modem features a downlink speed of up to 14.4 Mbps and an uplink speed of up to 384 Kbps.  The tri band radio allows the modem to be used worldwide wherever there is HSDPA service and features a retractable USB connector.

•
The CGU-720A quad band plus AWS 850/1700/1900/2100 MHz HSPA and quad band 800/900/1800/1900 MHz GSM/GPRS USB modem features a downlink speed of up to 7.2 Mbps and an uplink speed of up to 5.76 Mbps.  The quad band plus AWS radio allows the modem to be used worldwide wherever there is HSPA service and features a retractable USB connector.

WIRELESS PC CARDS

•	The CDX-680 Dual-band 800/1900 MHz EVDO Rev A Express Card modem has the same wireless connection performance as the CDU-680 but features an Express Card 34 form factor.

STAND-ALONE MODEMS

•
The CDM-650 is a stand-alone Dual-band 800/1900 MHz EVDO rev 0 USB modem available for Machine-to-Machine and Vertical Application markets, such as customers who need internet connection in a kiosk or remote locations where there are no cable or DSL services. The CDM-650 is a completely stand-alone modem with a metallic housing, external antenna, a serial port and a USB port for ease of integration with any applications and computer systems.

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors, and it extends from the United States to Caribbean and South American countries.  Our Universal Serial Bus (“USB”) modems are certified by Sprint, Comcast Cable, Clearwire, Time Warner Cable, Cellular South, Mobi PCS, NTELOS, Cincinnati Bell, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador, by CellularOne in Bermuda and by TSTT in Trinidad and Tobago.  We have built upon our strong customer relationships to help drive strategic marketing initiatives with our customers that provide additional opportunities to expand market reach by combining our expertise in wireless technologies with our customers’ sales and marketing base, creating access to additional indirect distribution channels.

SALES AND MARKETING

We market our products primarily to wireless operators either directly or indirectly through strategic partners and distributors located in North America, the Caribbean, and South America.  Most of our sales to wireless operators are through the use of our indirect strategic partners and selected sales distributors.  A significant portion of our revenue comes from the United States.

CDMA Development Group (“CDG”) test certifications are required to launch and market new CDMA wireless data products with wireless operators in North America, the Caribbean and South America, and PCS Type Certification Review Board (“PTCRB”) test certifications are required for HSPA wireless data products.  Certifications are issued as being a qualifier of CDG1, CDG 2 and CDG 3 as well as PTCRB.  We are currently selling our wireless broadband modems with about nine wireless operators in the North America and about seven wireless operators in the Caribbean and South America.

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

PRODUCTION AND MANUFACTURING OPERATIONS

Our facility is located in San Diego, California.  Manufacturing of our products is contracted out to C-Motech Co. Ltd. (“C-Motech”), an electronics manufacturing company, located in South Korea.

In January 2005, the Company entered into a manufacturing and supply agreement (the “Agreement”) with C-Motech for the manufacture of its products. Under the Agreement, C-Motech provides the Company with services, including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service.  The Agreement provides exclusive rights to market and sell CDMA wireless data products in countries in North America, the Caribbean, and South America.  Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers that are customers or potential customers within a designated territory, and C-Motech is responsible for design, development, testing, CDG certification, and completion of these products.  Under the Agreement, products include all access devices designed with Qualcomm’s MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies.  Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products.  On January 30, 2007, C-Motech also certified that the Company has the exclusive rights to sell CDU-680 EVDO USB modems directly and indirectly in these territories.

The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term.  This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.  The agreement will be valid for an additional one year period and expires on January 4, 2010.

EMPLOYEES

As of June 30, 2009, we had sixteen full time employees and four full time consultants.  We also use the services of consultants and contract workers from time to time.   Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.  We believe that our relationship with our employees is amicable.

ITEM 1A:  RISK FACTORS.

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

WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.  The industry in which we operate has many participants that own, or claim to own, proprietary intellectual property. In the past we have received, and in the future may receive, claims from third parties alleging that we, and possibly our customers, violate their intellectual property rights. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not we have infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than us, and they may be able to, and may choose to, pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

•	We may be liable for potentially substantial damages, liabilities and litigation costs, including attorneys’ fees;
•	We may be prohibited from further use of the intellectual property and may be required to cease selling our products that are subject to the claim;
•
We may have to license the third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;

•
We may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that we will be able to develop such a non-infringing alternative;

•	The diversion of management’s attention and resources;
•	Our relationships with customers may be adversely affected; and
•	We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

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

WE OPERATE IN THE HIGH-RISK TELECOM SECTOR. We are in a volatile industry.  In addition, our revenue model is evolving and relies substantially on the assumption that we will be able to successfully complete the development and sales of our products and services in the marketplace.  Our prospects must be considered in the light of the risk, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development and marketing.  In order to be successful in the market we must, among other things:

•	Complete development and introduction of functional and attractive products and services;
•	Attract and maintain customer loyalty;
•	Establish and increase awareness of our brand and develop customer loyalty;
•	Provide desirable products and services to customers at attractive prices;
•	Establish and maintain strategic relationships with strategic partners and affiliates;
•	Rapidly respond to competitive and technological developments;
•	Build operations and customer service infrastructure to support our business; and
•	Attract, retain, and motivate qualified personnel.

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

         WE RELY ON A SINGLE SOURCE FOR THE MANUFACTURE OF OUR PRODUCTS. We rely on a single source to design, manufacture and supply our products, which exposes us to a number of risks and uncertainties outside our control. Due to our lack of production facilities, we rely on C-Motech to manufacture and deliver all our products. Any significant changes in C-Motech, such as a change in ownership, operations or financial status may cause difficulties in our ability to deliver products to customers on a timely basis.

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSLY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.  We depend on a small number of customers for a significant portion of our revenues.  For the year ended June 30, 2009, three customers represented approximately 63.5% of our revenue. If any of these customers reduce their business with us, our revenues and profitability could decline, perhaps materially.

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

AS OUR BUSINESS EXPANDS INTERNATIONALLY, WE WILL BE EXPOSED TO ADDITIONAL RISKS RELATING TO INTERNATIONAL OPERATIONS.  Our expansion into international operations exposes us to additional risks unique to such international markets, including the following:

•	Increased credit management risks and greater difficulties in collecting accounts receivable;
•	Unexpected changes in regulatory requirements, wireless communications standards, exchange rates, trading policies, tariffs and other barriers;
•	Uncertainties of laws and enforcement relating to the protection of intellectual property;
•	Language barriers; and
•	Potential adverse tax consequences.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Inapplicable.

ITEM 2.  DESCRIPTION OF PROPERTIES.

We lease approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $9,105, and the lease expires on August 31, 2011. In addition to a monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On January 14, 2009, DNT, LLC filed a complaint in the United States District Court for the Eastern District of Virginia against one of our customers as one of six nominal defendants on behalf of alleged patent infringement of U.S. Patent No. RE 37,660 by the products that have been provided by us.  Pursuant to our agreement with the customer, the customer has sent the notice that we will defend and indemnify it in this matter, including hiring counsel to prepare an answer or other response to the complaint.  As of June 30, 2009, this legal proceeding is pending and we do not expect a material adverse effect on our financial condition for the year ended June 30, 2009 and thereafter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Share of our Common Stock are quoted and traded on the OTC Bulletin Board" under the trading symbol "FKWL.OB". The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported during the years ending June 30, 2009 and 2008. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission. Prices have been adjusted to reflect a 1 for 70 reverse stock split in January 2008.

	High	Low
June 30, 2009
First Quarter	1.50	1.36
Second Quarter	0.45	0.45
Third Quarter	0.40	0.38
Fourth Quarter	0.75	0.45

June 30, 2008
First Quarter	3.50	0.70
Second Quarter	3.15	1.40
Third Quarter	3.00	1.72
Fourth Quarter	2.75	1.85

We have one class of common stock.  As of October 12, 2009, we had approximately 811 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, it is impossible to estimate the total number of beneficial holders represented by these record holders.

DIVIDENDS

We have never declared or paid any dividends on our Common Stock.  We currently intend to retain all available funds for use in the operation and development of our business and, therefore, and do not expect to declare or pay any cash dividends in the foreseeable future.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to respond to this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual result to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” below.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

BUSINESS OVERVIEW

We design and sell broadband high speed wireless data communication products.  Our products include third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. Our products are designed to operate on a majority of wireless networks in the world, provide mobile subscribers with secure and convenient high speed access to wireless data communications networks using laptops, handheld and desktop computers, and enable our customers to send and receive email with large file attachments, play interactive games, and receive, send, and download high resolution picture, video and music contents.

We market our products through two channels: directly to wireless operators, and indirectly through strategic partners and distributors.  Our global customer base extends from the United States to Caribbean and South American countries.  Our Universal Serial Bus (“USB”) modems are certified by Sprint, Comcast Cable, Clearwire, Time Warner Cable, Cellular South, Mobi PCS, NTELOS, Cincinnati Bell, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador, by CellularOne in Bermuda and by TSTT in Trinidad and Tobago.

In order to maintain and enhance our strong sales relationships, we are expanding our sales and technical team as well as access to additional distribution channels.  We are also engaged in a variety of marketing activities, such as co-marketing with our vendor, trade show support, and product marketing development support.  In the United States, we are continuing to expand our strategic relationships with leading wireless operators and industry leaders through increased marketing activities in order to drive our market reach and sales by combining our expertise in wireless technologies with their global subscriber bases.

FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS

We believe that our revenue growth will be influenced largely by (1) the successful maintenance of our existing customers, (2) the rate of increase in demand for wireless data products, (3) customer acceptance for our new products, (4) new customer relationships and contracts, and  (4) our ability to meet customers’ demands.

We have a manufacturing and supply agreement with C-Motech for the manufacturing of our products.  Under the agreement, C-Motech is responsible for design, development, testing, certification, and completion of these products.  We believe that our results of operations and gross margin will depend on our ability to negotiate product purchase prices with C-Motech.

We have entered into and expect to continue to enter into new customer relationships and contracts for the supply of our products, and this may require significant demands on our resources, resulting in increased operating, selling, and marketing expenses associated with such new customers.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SEGMENT REPORTING

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. We operate in a single business segment consisting of sale of wireless access products with operating facility in the United States.  We generate revenues from two geographic areas which consist of United States and Caribbean and South America.

REVENUE RECOGNITION

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the product to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a factory warranty for one year form the shipment which is covered by our vendor under the purchase agreement between the Company and the vendor.

INVENTORIES

Our inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.  We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may maintain an allowance for inventories for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. As of June 30, 2009 and 2008, no allowance was recorded.

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), "Accounting for Impairment on Disposal of Long-lived Assets," we review for impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

INCOME TAXES

We adopted the provisions of FASB interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

We recognize federal and state tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year.  We also recognize federal and state tax liabilities or assets based on our estimate of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are computed by applying the U.S. federal rate of 34% and California state tax rate of 8.84% to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is required when it is more likely than not that we will not be able to realize all or a portion of our deferred tax assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any non-controlling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141R to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 applies to all companies that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2). The FSP amends SFAS No. 157 to delay the effective date for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. We do not expect the adoption of FSP No. 157-2 to have a material effect on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States (“GAAP”). While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), effective for financial periods ending after June 15, 2009. SFAS No. 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The adoption of SFAS No. 165 did not have a material effect on the results of our operations and financial position.

In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), regarding when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, SFAS No. 167 replaces FIN 46R’s quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach. Furthermore, SFAS No. 167 requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. We do not expect the adoption of SFAS No. 167 to have a material effect on our results of operations or financial position.

RESULT OF OPERATIONS

The following table sets forth, for the years ended June 30, 2009, 2008 and 2007 our statements of operations data expressed as a percentage of sales:

	Year Ended June 30,
	2009	2008	2007
	(as a percentage of sales)

Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	78.4%	77.8%	74.0%
Gross profit	21.6%	22.2%	26.0%
Selling, general and administrative expenses	11.9%	9.5%	13.3%
Income from operations	9.7%	12.7%	12.7%
Other income, net	0.4%	0.3%	0.2%
Net income before income taxes	10.1%	13.0%	12.9%
Provision for income taxes	5.1%	(1.7%)	(0.4%)
Net income	15.2%	11.3%	12.5%

YEAR ENDED JUNE 30, 2009 COMPARED TO YEAR ENDED JUNE 30, 2008

NET SALES - Net sales decreased by $10,722,795, or 30.9%, to $24,000,504 for the year ended June 30, 2009 from $34,723,299 for the corresponding period of 2008.  For the year ended June 30, 2009, the mix of net sales by geographic region consisted primarily of Caribbean and South American countries and the United States, amounted to $9,665,548, or 40.3% of net sales, and $14,334,956, or 59.7% of net sales, respectively. The overall decrease in sales was primarily due to a mix of decrease in sales and sales price for our “EV-DO technology” products in Caribbean and South American countries, caused by a decline in purchasing power of customers and their currencies. The sales in Caribbean and South American countries decreased by $15,683,284, or 61.9%, to $9,665,548 for the year ended June 30, 2009 from $25,348,832, compared to the corresponding period of 2008.   This decrease was offset by an increase in sales in the United States by approximately $4,960,489, or 52.9%, to $14,334,956 from $9,374,467 as a result of the increase in demand for our new “EV-DO technology” product, CMU-300 WIMAX plus CDMA USB Modem (“CMU-300”), which was launched in late year 2008 or first half of the year of fiscal 2009.  The sales in United Sates represented 59.7% of the net sales for the year ended June 30, 2009, compared to 27.0% for the corresponding period of 2008, while “CMU-300” represented approximately 54.9% of the net sales in the United States for the year ended June 30, 2009, compared to 0.0% for the corresponding period of 2008.

GROSS PROFIT – Gross profit decreased by $2,517,789, or 32.7%, to $5,176,495, or 21.6% of net sales, for the year ended June 30, 2009 from $7,694,284, or 22.2% of net sales, for the corresponding period of 2008. The decrease was primarily due to a decrease in net sales by $10,722,795, or 30.9%.  The decrease in gross profit margin was primarily due to higher sales of lower margin “EV-DO technology product”, “CMU-300”, for the year ended June 30, 2009, compared to the corresponding period of 2008.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses decreased by $540,992, or 16.4%, to $2,759,148 for the year ended June 30, 2009 from $3,300,070 for the corresponding period of 2008.  The decrease was primarily due to a $773,423 decrease in sales commission expenses due to decrease in sales and $276,367 increase in salaries and related expenditures due to increase in our sales-force.

OTHER INCOME (EXPENSE), NET - The net of other income (expense) decreased by $12,093, or 10.8%, to $100,055 for the year ended June 30, 2009 from $112,149 for the corresponding period of 2008.  The decrease was primarily due to the net effect of the decrease of $50,249 in interest income, the decrease of $4,544 in other income, the increase of $11,125 in other expenses, and the decrease of $53,825 in loss on disposals of assets.

PROVISION FOR INCOME TAXES – The provision for income taxes was a benefit of $1,222,324 for fiscal 2009 compared with a provision of $589,449 for fiscal 2008, reflecting reduction of valuation allowance of deferred tax assets in fiscal 2009. Our effective tax rate was 39.8% for fiscal 2009 compared with 41.3% for fiscal 2008. Our lower effective tax rate for fiscal 2009 compared to the prior year primarily reflects the impact of lower pre-tax income on income tax credits for the current year.

YEAR ENDED JUNE 30, 2008 COMPARED TO YEAR ENDED JUNE 30, 2007

NET SALES - Net sales increased by $24,338,209, or 234.4%, to $34,723,299 for the year ended June 30, 2008 from $10,385,090 for the corresponding period of 2007.  For the year ended June 30, 2008, the mix of net sales by geographic region consisted primarily of Caribbean and South American countries and the United States, amounted to $25,348,832, or 73.0% of net sales, and $9,374,467, or 27.0% of net sales, respectively. The increase was primarily due to an increase in demand for our CDMA USB modem products in Caribbean and South American countries.  Our sales of CDMA USB modem products in Caribbean and South American countries increased by $19,242,792, or 315.1%, to $25,348,832 for the year ended June 30, 2008 from $6,106,040 for the corresponding period of 2007.  Our sales of CDMA USB modem products in North America also increased by $5,095,417, or 119.1%, to $9,374,467 for the year ended June 30, 2008, from $4,279,050 for the corresponding period of 2007.

GROSS PROFIT – Gross profit margin increased by $4,998,924, or 185.5%, to $7,694,284, or 22.2% of net sales, for the year ended June 30, 2008 from $2,695,360, 26.0%, for the corresponding period of 2007.  The decrease was primarily due to a decrease in net sales by $24,338,209, or 234.4%.   The gross profit decrease in terms of net sales percentage was primarily due to higher sales of lower margin products as a result of the competitive pricing pressures on our sales prices.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $1,917,644, or 138.7%, to $3,300,070 for the year ended June 30, 2008 from $1,382,426 for the corresponding period of 2007.  The increase was primarily due to $897,746 increase in sales commission expenses due to the increase in sales, $169,857 increase in other sales and marketing expenses to promote expansion of sales, $69,264 increase in travel expenses to support increase in sales, and $559,735 increase in payroll expenses due to increase in the number of employees to support increase in sales and operations.

OTHER INCOME (EXPENSE), NET - The net of other income increased by $89,795, or 401.7%, to $112,149 for the year ended June 30, 2008 from $22,354 for the corresponding period of 2007.  The increase was primarily due to the net effect of $96,579 increase in interest income, as we had an increase in cash balances earning interest.

PROVISION FOR INCOME TAXES – The provision for income taxes was $589,449 for fiscal 2008 compared with a provision of $35,190 for fiscal 2007. Our effective tax rate was 41.3% for fiscal 2008 compared with 42.8% for fiscal 2007. Our lower effective tax rate for fiscal 2009 compared to the prior year primarily reflects the impact of lower state tax income.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand and cash flow from operations.

OPERATING ACTIVITIES – Net cash provided by operating activities for the years ended June 30, 2009, 2008, and 2007 was $443,393, $3,835,893, and $1,746,391 respectively.  The $444,393 in net cash provided by operating activities for the year ended June 30, 2009, was primarily due to our net income of $3,639,166, offset by the changes in our operating assets and liabilities of approximately $3.2 million. The $3,835,893 and $1,746,391 in net cash provided by operating activities for the years ended June 30, 2008 and 2007 was primarily due to our net income of $3,916,913 and $1,300,097, respectively.

INVESTING ACTIVITIES – Net cash used in investing activities for the years ended June 30, 2009, 2008, and 2007 was $61,833, $52,312, and $137,185, respectively, primarily consisting of capital expenditures.  The net cash used in investing activities for the year ended June 30, 2009 and 2008 was due to purchases of long-lived assets.  The net cash used in investing activities for the year ended June 30, 2007 was primarily due to purchases of CDMA Development Group certifications in the amount of $115,780.

FINANCING ACTIVITIES – Net cash used in financing activities for the years ended June 30, 2009 and 2008 was $300,600 and $88,605, respectively, primarily consisting of repayment of a note payable. Net cash provided by financing activities for the year ended June 30, 2007 was $300,000, primarily consisting of proceeds of $400,000 from the issuance of common stock and offset by repayment of a loan in the amount of $100,000.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2009, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
Lease	2010	2011	2012	2013	Total
Administrative office facility	$112,900	$117,418	$19,696	$-	$250,014
Corporate housing facility	13,380	-	-	-	13,380
Total Obligation	$126,280	$117,418	$19,696	$-	$263,394

LEASES

We lease our administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $107,704 and $62,848 for the years ended June 30, 2009 and 2008, respectively.

We lease a corporate housing facility for our vendors under a non-cancelable operating lease that expires on May 9, 2010.  Rent expense related to the operating lease was $18,194 and $17,829 for the years ended June 30, 2009 and 2008, respectively.

We lease one automobile under an operating lease that expires on July 4, 2012. The related lease expense was $6,467 and $6,452 for the years ended June 30, 2009 and 2008, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Our sole facility is located in San Diego, California.  Manufacturing of our products has ordinarily been contracted out to C-Motech Co. Ltd. (“C-Motech”), an electronics manufacturing company located in South Korea.

In January 2005, we entered into a manufacturing and supply agreement with C-Motech for the manufacture of our products. Under the manufacturing and supply agreement, C-Motech will provide us with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service.  The agreement provides exclusive rights to market and sell CDMA wireless data products in countries in North America, the Caribbean, and South America.  Furthermore, the agreement provides that we are responsible for marketing, sales, field testing, and CDG certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, certification, and completion of these products.  Under the agreement, products include all access devices designed with Qualcomm’s MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies.  Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products.  On January 30, 2007, C-Motech also certified that we have the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories.

The initial term of the agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term.  This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.  The agreement will be valid for an additional one year period and expire on January 4, 2010.

FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

For the next twelve months, we expect to incur approximately $2.0 million to $3.0 million for capital expenditures and the acquisition of additional certifications, excluding non-cash acquisitions.

We believe we will be able to fund our future cash requirements for operations from our cash available, operating cash flows and issuance of equity securities.  We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures.  However, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital if we are unable to generate sufficient cash flow from operation to fund the continued expansion of our sales and to satisfy the related working capital requirements for next twelve months.  Our ability to satisfy such obligations also depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control.  See Item 1A, “Risk Factors” included in this report.

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

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the supplementary financial information required by this Item and included in this report are listed in the Index to Financial Statements beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

We maintain  disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that  information  required to be disclosed in reports that we file or submit under the Securities  Exchange Act of 1934 is recorded,  processed,  summarized,  and reported  within the time periods specified in the Securities and Exchange  Commission's  rules and forms, and that such  information is accumulated  and  communicated  to our management, including our Chief Executive Officer and our principal  financial  officer,  as appropriate,  to allow timely decisions regarding the required  disclosures.  In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our Chief Executive Officer and Chief Financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2009 covered by this Form 10-K based upon the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, the Chief Executive Officer and Chief Financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

This  annual  report  does not include an  attestation  report of the  company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management’s report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no controls can provide absolute assurance that all control issues and instances of fraud, if any, within we have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers.

Name	Age	Position
OC Kim	46	President, Acting Chief Financial Officer, Secretary and a Director
Gary Nelson	68	Chairman of the Board and a Director
Jaeman Lee	49	Director
Joon Won Jyoung	67	Director
Johnathan Chee	47	Director
Yun J. (David) Lee	47	Chief Operating Officer

OC Kim has been our President, Acting Chief Financial Officer, Secretary and a director since September 2003. Prior to joining us, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. He began his career at Lucky Goldstar (LG) Electronics. He has more than 18 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea.

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

Joon Won Jyoung has been a director since September 2009.  He has owned several private companies in South Korea since 1997.  Between 1992 and 1996, he served as the President of Sneakers Classic Ltd., and between 1987 and 1991, he was the Chairman of Empire State Bank in New York.  Between 1972 and 1982, he was the Chairman of Downtown Mart, a distribution company in New York and Virginia. He holds a B.S. in Mathematics from Seoul National University and an M.S. in Statistics from the University of Connecticut.

Johnathan Chee has been a director since September 2009.  He is an attorney and has owned the Law Offices of Johnathan Chee, in Niles, Illinois, since August 2007. Between 1998 and 2007, he served as an attorney with the C&S Law Group, P.C., in Glenview, Illinois. He holds a B.A. from the University of Illinois-Chicago and a J.D. from IIT Chicago-Kent College of Law. He is a member of the Illinois Bar Association.

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

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2009 were complied with.

CODE OF ETHICS

The Board of Directors has adopted a Code of Ethics, which is applicable to Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   The Code of Ethics covers all areas of professional conduct, including honest and ethical conduct, conflicts of interest, compliance with laws, disclosure obligation, and accountability for adherence to this Code.

CORPORATE GOVERANCE

During fiscal 2009, the Board of Directors held three meetings. Each director except Jaeman Lee attended at least 75% of such meetings. The Board of Directors has no committees. During fiscal 2009 no compensation was paid to directors for serving on the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets all compensation paid or accrued by us for the years ended June 30, 2009 and 2008 to our Chief Executive Officer, President and Chief Technology Officer, and Chief Operating Officer. (The "Named Executive Officers")

Annual Compensation				All Other Compensation	No. of Securities Underlying Stock Options Granted	Total
Name and Principal Position	Fiscal Year	Salary	Bonus
OC Kim, President and Acting Financial Officer	2008	$150,000	$58,137	None	None	$208,137
	2009	$150,000	$32,000	None	97,500	$182,000
Yun J. (David) Lee, Chief Operating Officer	2008	$ 91,667	$35,137	None	None	$126,804
	2009	$120,000	$27,000	None	125,000	$147,000

EMPLOYMENT CONTRACTS

On September 21, 2009 the Company entered into Change of Control Agreements with OC Kim, its President and Acting Chief Financial Officer, Yun J. (David) Lee, Chief Operating Officer, and Yong Bae Won, Vice President-Engineering. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Change of Control Agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

On November 7, 2008, the Company entered into a renewable two-year employment agreement with its President. The annual salary for the officer is $150,000.

LONG-TERM INCENTIVE PLAN AWARDS

In June 2009, the Company adopted the 2009 Stock Option Plan (“2009 Plan”). The 2009 Plan provided for the grant of incentive stock options and non-qualified stock options to the Company’s employees and directors. Options granted under the 2009 Plan generally vest and become exercisable at the rate of between 50% and 100% per year with a life of between four and five years. Upon exercise of granted options, shares are expected to be issued from new shares previously registered for the 2009 Plan.

The Company adopted SFAS No. 123(R), Share-Based Payment, The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2009 was $2,560 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for fiscal 2009 was nil.

COMPENSATION DISCUSSION AND ANALYSIS

GENERAL PHILOSOPHY - We compensate our executive officers through a mix of base salary and bonus. We plan to add an equity incentive through adoption of a Stock Option Plan in fiscal 2009. Our compensation policies are designed to be competitive with comparable employers and to align management’s incentives with both near term and long-term interests of our stockholders. We use informal methods of benchmarking our executive compensation, based on the experience of our directors or, in some cases, studies of industry standards. Our compensation is negotiated on a case by case basis, with attention being given to the amount of compensation necessary to make a competitive offer and the relative compensation among our executive officers.

BASE SALARIES - We want to provide our senior management with a level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments.

INCENTIVE COMPENSATION - Our practice is to award cash bonuses based upon performance objectives set by the Board of Directors. We maintain a bonus plan which provides our executive officers and non-executive officers the ability to earn cash bonuses based on the achievement of performance targets. The performance targets are set annually by the Board of Directors, and bonuses are awarded to executive officers and non-executive officers on a quarterly basis. The actual amounts of cash bonuses to executive officers and non-executive officers are in the sole discretion of the Board of Directors For fiscal 2009, the performance targets were based on achieving revenue and operating income targets.

SEVERANCE BENEFITS - We are generally at will employer, and have no employment agreements with severance benefits; however, we have entered into Change of Control Agreements with our two executive officers and one other officer that provide them with lump sum payments in the event off a change in control of the Company

RETIREMENT PLANS - We do not maintain any retirement plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2009 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
OC Kim 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121	1,499,195		11.33%

Gary Nelson 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121	269,562		2.04%

Jaeman Lee 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121	3,370,356	(1)	25.47%

Joon Won Jyoung 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121	540,169		4.08%

Johnathan Chee 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121	7,324		0.01%

All directors and executive officers of the Company as a group (4 persons)	5,686,606		42.93%

(1)	Consists of shares owned by C-Motech Co. Ltd., of which Jaeman Lee is an officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We purchased CDMA wireless data products in the amount of $21,655,374, or 98.6% of total purchases, from C-Motech, for the year ended June 30, 2009 and had related accounts payable of $4,466,741 as of June 30, 2009.  C-Motech owns 3,370,356 shares, or 25.5%, of our Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal period ended June 30, 2009 for the audit of our annual financial statements and services normally provided by the independent accountant for this fiscal period were as follows:

	FY 2009		FY 2008
Audit Fees	$38,000	*	$67,500
Audit-Related Fees	-		2,604
Tax Fees	-		15,000
Total Fees	$38,000		$85,104

In the above table, "audit fees" are fees billed by the Company's external auditor for services provided in auditing our company's annual financial statements for the subject year.   The fees set forth on the foregoing table for the year ended June 30, 2009 relate to year-end audit as of and for the year ended June 30, 2009 audit services from BDO Seidman, LLP.  All of the services described above were approved in advance by the Board of Directors.

*- This does not include $13,500 for quarterly review fees for fiscal year ending June 30, 2009 which was performed by the previous accounting firm, Choi, Kim, & Park, LLP.

On July 27, 2009, the Board of Directors of the Company dismissed Choi, Kim & Park, LLP ("CKP"). CKP's audit reports on the Company's financial statements for the fiscal year ended June 30, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and for the subsequent interim period through July 27, 2009, there were no disagreements between the Company and CKP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of CKP would have caused CKP to make reference to the subject matter of the disagreement in connection with its report.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. Index to the financial statements

(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Restated Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp.
10.1	Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd. (2)
10.2	Lease, dated May 1, 2008, between the Company and RDLFA, LLC, a California Limited Liability Company (3)
10.3	Employment Agreement, dated November 7, 2008, between Franklin Wireless Corp. and OC Kim
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee
14.1	Code of Ethics (3)
31	Certificate of Chief Executive Officer Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008

(2) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2005, filed on May 23, 2006

(3) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2008, filed on September 26. 2008

(c) Supplementary Information

None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: October 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive, Financial and Accounting Officer

/s/ OC KIM	President, Acting Chief Financial Officer and a Director	October 13, 2009
OC Kim

(3) Directors

/s/ GARY NELSON	Chairman of the Board of Directors	October 13, 2009
Gary Nelson

	Director	October __, 2009
Jae Man Lee

	Director	October __, 2009
Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	October 13, 2009
Johnathan Chee

S-1

FRANKLIN WIRELESS CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.

Index to Financial Statements	F–1

Report of Independent Registered Public Accounting Firm	F–2
Report of Independent Registered Public Accounting Firm	F–3

Balance Sheets at June 30, 2009 and June 30, 2008	F–4

Statements of Income for the years ended June 30, 2009, 2008, and 2007	F–5

Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2009, 2008 and 2007	F–6

Statements of Cash Flows for the years ended June 30, 2009, 2008, and 2007	F–7

Notes to Financial Statements	F–8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Franklin Wireless Corp.
San Diego, California

We have audited the accompanying balance sheet of Franklin Wireless Corp. (the “Company”) as of June 30, 2009 and the related statements of income, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Wireless Corp. at June 30, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Los Angeles, California
October 13, 2009

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

FRANKLIN WIRELESS CORP.
Balance Sheets

	Fiscal Years Ended June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,253,529	$6,172,569
Accounts receivable	2,812,607	4,534,069
Inventories	2,618,344	72,162
Prepaid expenses and other current assets	4,107	23,430
Prepaid income taxes	18,503	355,393
Deferred tax assets, current	169,731	–
Total current assets	11,876,821	11,157,623
Property and equipment, net	89,807	68,012
Deferred tax assets, non-current	1,880,081	–
Other assets	11,016	15,411
TOTAL ASSETS	$13,857,725	$11,241,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$45,112	$349,758
Trade accounts payable – related party	4,466,741	3,697,893
Advanced payments from customers	970	390,000
Accrued liabilities	108,827	875,046
Note payable	–	334,000
Total current liabilities	4,621,650	5,646,697

Stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued or outstanding as of June 30, 2009 and 2008	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 13,231,491 shares issued and outstanding as of June 30, 2009 and 2008	13,232	13,232
Additional paid-in capital	5,018,721	5,016,161
Retained earnings	4,204,122	564,956
Total stockholders’ equity	9,236,075	5,594,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,857,725	$11,241,046

See accompanying notes to financial statements.

FRANKLIN WIRELESS CORP.
Statements of Operations

	Fiscal Years Ended June 30,
	2009	2008	2007
			(Consolidated)

Net sales	$24,000,504	$34,723,299	$10,385,090
Cost of goods sold	18,824,010	27,029,015	7,689,730
Gross profit	5,176,494	7,694,284	2,695,360

Operating expenses:
Selling, general, and administrative	2,859,707	3,300,071	1,382,426
Total operating expenses	2,859,707	3,300,071	1,382,426

Income from operations	2,316,787	4,394,213	1,312,934

Other income (expense):
Interest income	84,845	135,094	38,515
Loss on disposal of property and equipment	(19,346)	–	(767)
Impairment of intangible assets	–	(73,171)	(19,167)
Other income, net	34,556	50,226	3,772
Total other income, net	100,055	112,149	22,353

Net income before income taxes	2,416,842	4,506,362	1,335,287

Income tax provision (benefit)	(1,222,324)	589,449	35,190

Net income	$3,639,166	$3,916,913	$1,300,097

Basic earnings per share	$0.28	$0.30	$0.10
Diluted earnings per share	$0.27	$0.30	$0.10

Weighted average common shares outstanding – basic	13,231,491	13,231,491	12,824,643
Weighted average common shares outstanding – diluted	13,250,417	13,231,491	12,824,643

See accompanying notes to financial statements.

FRANKLIN WIRELESS CORP.
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stock	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Subscription	Equity (Deficit)
Balance – June 30, 2006	12,602,911	$12,603	$4,616,790	$(4,652,054)	$(17,395)	$(40,056)
Issuance of common stock	628,580	629	399,371	–	–	400,000
Cash receipt of stock subscription receivables	–	–	–	–	6,000	6,000
Net income	–	–	–	1,300,097	–	1,300,097
Balance – June 30, 2007	13,231,491	13,232	5,016,161	(3,351,957)	(11,395)	1,666,041
Cash receipt from stock subscription receivables	–	–	–	–	11,395	11,395
Net income	–	–	–	3,916,913	–	3,916,913
Balance – June 30, 2008	13,231,491	13,232	5,016,161	564,956	–	5,594,349
Share-based compensation	–	–	2,560	–	–	2,560
Net income	–	–	–	3,639,166	–	3,639,166
Balance – June 30, 2009	13,231,491	$13,232	$5,018,721	$4,204,122	$–	$9,236,075

See accompanying notes to financial statements.

FRANKLIN WIRELESS CORP.
Statements of Cash Flows

	Fiscal Years Ended June 30,
	2009	2008	2007
			(Consolidated)
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income	$3,639,166	$3,916,913	$1,300,097
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	19,346	–	767
Impairment of intangible assets	–	73,171	19,167
Depreciation	20,692	10,518	7,135
Amortization of intangible assets	–	57,093	70,544
Write off of uncollectible accounts receivable	2,715	1,250	–
Forgiveness of debt	(33,400)	–	–
Deferred tax assets	(2,049,812)	–	–
Share-based compensation	2,560	–	–
Increase (decrease) in cash due to change in:
Accounts receivable	1,718,747	(4,490,404)	(43,165)
Inventory	(2,546,182)	(61,332)	(10,830)
Prepaid expense and other current assets	19,323	(16,781)	(6,649)
Prepaid income taxes	336,890	(355,393)	–
Other assets	4,395	(10,250)	(709)
Trade accounts payable including related party	464,202	3,979,587	67,478
Accrued liabilities	(766,219)	696,021	(11,944)
Advance payment from customers	(389,030)	35,500	354,500
Net cash provided by (used in) operating activities	443,393	3,835,893	1,746,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(61,833)	(52,312)	(21,405)
Purchases of intangible assets	–	–	(115,780)
Net cash used in investing activities	(61,833)	(52,312)	(137,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(300,600)	(100,000)	(100,000)
Proceeds from issuance of common stock	–	–	400,000
Receipt of stock subscription receivable	–	11,395	–
Net cash provided by (used in) financing activities	(300,600)	(88,605)	300,000

Net increase in cash and cash equivalents	80,960	3,694,976	1,909,206
Cash and cash equivalents, beginning of year	6,172,569	2,477,593	568,387
Cash and cash equivalents, end of year	$6,253,529	$6,172,569	$2,477,593

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$–	$–	$–
Income taxes	$1,173,046	$259,842	$800

See accompanying notes to financial statements.

FRANKLIN WIRELESS CORP.
Notes to Financial Statements

NOTE 1 – BUSINESS OVERVIEW

The Company designs and sells broadband high speed wireless data communication products such as third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. The Company focuses on wireless broadband USB modems, which provide a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, table PC or desktop USB port without a PC card slot. The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which the Company believes represents a growing market.

The Company’s wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA"), High-Speed Packet Access technology (“HSPA technology”)  of Wideband Code Division Multiple Access (“WCDMA), and Worldwide Interoperability for Microwave Access (“WIMAX”) based on the IEEE 802.16 standard, which enable end users to send and receive email with large file attachments, play interactive games, and receive, send and download high resolution picture, video, and music contents.

In 2008, the Company launched the CGU-628A HSDPA USB modem and CGU-720A HSUPA, which provide a flexible way for users to connect to high-speed downlink and uplink packet access networks, the CDM-650 Stand-alone Revision 0 USB modem, which provides internet connection in remote locations without cable or DSL services, and the CMU-300 WIMAX plus CDMA USB modem.

The Company markets its products directly to wireless operators and indirectly through strategic partners and distributors.  Its global customer base extends from the United States to Caribbean and South American countries.  The Company’s Universal Serial Bus (“USB”) modems are certified by Sprint, Comcast Cable, Clearwire, Time Warner Cable, Cellular South, Mobi PCS, NTELOS, Cincinnati Bell, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador, by CellularOne in Bermuda and by TSTT in Trinidad and Tobago. The Company has built upon its strong customer relationships to help drive strategic marketing initiatives with its customers that provide additional opportunities to expand market reach by combining the Company’s expertise in wireless technologies with its customers’ sales and marketing base, creating access to additional indirect distribution channels.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SEGMENT REPORTING

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. We operate in a single business segment consisting of sale of wireless access products with operating facility in the United States.  We generate revenues from two geographic areas which consist of United States and Caribbean and South America.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements.  The following table contains certain financial information by geographic area:

Net sales:	2009	2008	2007
United States	$14,334,956	$9,374,467	$4,279,050
Caribbean and South America	9,665,548	25,348,832	6,106,040
Totals	$24,000,504	$34,723,299	$10,385,090

Long-lived assets:	June 30, 2009	June 30, 2008
United States	$89,807	$68,012
	$89,807	$68,012

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers or when the products are received by the customers in accordance with shipping or delivery terms. The Company provides a factory warranty for one year form the shipment which is covered by its vendor under the purchase agreement between the Company and the vendor.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

SHIPPING AND HANDLING COSTS

Most of shipping and handling costs are paid by the customers directly to the shipping companies.  The Company does not collect and incur shipping and handling costs.  As a result, the Company did not incur shipping and handling costs for the years ended June 30, 2009, 2008, and 2007.

INVENTORIES

The Company’s inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.  The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond its control. The Company may maintain an allowance for inventories for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. As of June 30, 2009 and 2008, no allowance was recorded.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Computers and software                                                           5 years
Furniture and fixtures                                                                7 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), "Accounting for Impairment on Disposal of Long-lived Assets", the Company reviews for impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in its strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

WARRANTIES

We provide a factory warranty for one year form the shipment which is covered by our vendor under the purchase agreement between the Company and the vendor. These products are shipped directly from its vendor to its customers. As a result, the Company is not exposed to warranty exposure and does not accrue any warranty expenses.

ADVERTISING AND PROMOTION COSTS

Costs associated with advertising and promotions are expensed as incurred. Advertising and promotion costs amounted to $40,677, $1,370,125 and $302,522 for the years ended June 30, 2009, 2008, and 2007, respectively.

INCOME TAXES

The Company adopted the provisions of FASB interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company recognizes federal and state tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year.  The Company also recognizes federal and state tax liabilities or assets based on its estimate of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are computed by applying the U.S. federal rate of 34% and California state tax rate of 8.84% to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is required when it is more likely than not that the Company will not be able to realize all or a portion of its deferred tax assets.

Income tax provision (benefit) from continuing operations for the years ended June 30, 2009 and 2008 consists of the following:

	Years Ended June 30,
	2009	2008	2007
Current income tax expense:
Federal	$611,955	$433,067	$26,409
State	215,533	156,382	8,781
	827,488	589,449	35,190
Deferred income tax expense (benefit):	(2,049,812)	–	–
Provision (benefit) for income taxes	$(1,222,324)	$589,449	$35,190

The provision for income taxes reconciles to the amount computed by applying effective federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended June 30,
	2009	%	2008	%	2007	%
Federal tax provision, at statutory rate	$821,916	34.0	$1,532,163	34.0	$453,998	34.0
State tax, net of fed tax benefit	140,403	5.8	329,327	7.3	118,358	8.8
Nondeductible expenses	6,924	0.3	5,957	0.1	5,217	0.4
Alternative minimum tax credit	–	–	(23,291)	(0.5)	–	–
Reduction in valuation allowance	(2,194,532)	(90.8)	(1,213,017)	(26.9)	(546,519)	(40.9)
Others	2,965	(0.1)	(41,690)	(0.9)	4,136	0.3
Provision for income taxes	$(1,222,324)	(50.8)	$589,449	13.1	$35,190	2.6

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	2009	2008
Current deferred tax assets (liabilities):
Net operating losses	$135,622	$170,883
Other, net	34,109	16,493
Non-current deferred tax assets (liabilities):
Net operating losses	1,911,272	2,011,633
Other, net	(31,191)	(4,477)
Total deferred tax assets	2,049,812	2,194,532
Less valuation allowance	–	(2,194,532)
Net deferred tax asset	$2,049,812	$–

The significant component of the deferred tax asset at June 30, 2009 and 2008 was the Company’s federal net operating loss carry-forward in the amounts of approximately $1,901,020 and $2,034,327, respectively, based on the applicable federal tax rate of 34%.  SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.  At June 30, 2009, management believed that it is more likely than not that all of the deferred tax assets will be realized, and prior recorded valuation allowances for the full amount of the net deferred tax asset were reversed based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are realizable.

As of June 30, 2009, the Company has federal net operating loss carry-forwards of approximately $5,584,000 and state net operating loss carry-forwards of approximately $1,676,000 for income tax purposes with application of IRC Section 382 limitation on net operating losses as result of the Company’s ownership change in prior periods. The Federal and state net operating loss carry-forwards will begin to expire from 2010 to 2026 and 2010 to 2016, respectively.

EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share include the potentially dilutive effect of outstanding common stock options.

On January 8, 2008, a reverse stock split was implemented in connection with the  reincorporation, under which the shareholders will receive one share of Franklin-Nevada for each 70 shares held in Franklin-California.  As a result of the reverse stock split, a conversion was made to the weighted average number of shares outstanding for the fiscal years of 2008 and 2007 that took into consideration the effect of a reverse split on the total number of shares outstanding, in order to compare the current weighted average number of shares outstanding to its historical numbers in a consistent form of valuation.  In order to adjust a weighted average number of shares outstanding of the Company, the number of pre-split outstanding shares was divided by the split ratio.

CONCENTRATIONS OF CREDIT RISK

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.  No reserve was required and recorded for any of the years presented.

Substantially all of the Company’s revenues are derived from sales of wireless data products.  Any significant decline in market acceptance of its products or in the financial condition of its existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Three customers accounted for 31.9%, 17.1%, and 14.5% of total revenues for the year ended June 30, 2009, and had related account receivables in the amounts of $12,150, $1,040,000, and $0, or 0.4%, 37.0% and 0.0% of total account receivables at June 30, 2009, respectively.  Three customers accounted for 37.0%, 34.3%, and 13.3% of total revenues for the year ended June 30, 2008, and had related account receivables in the amounts of $611,820, $3,250,000, and $0, or 13.5%, 71.7% and 0% of total account receivables at June 30, 2008, respectively.

The Company purchases its wireless products from one design and manufacturing company located in South Korea.  If this company were to experience delays, capacity constraints or quality control problems, product shipments to its customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenue.  The Company purchased wireless data products from this supplier in the amounts of $21,655,374 and $27,090,347 for the years ended June 30, 2009 and 2008, respectively, and had related accounts payable of $4,466,741 and $3,697,893 at June 30, 2009 and 2008, respectively.

The Company maintains its cash accounts with established commercial banks.  Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any non-controlling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 applies to all companies that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2). The FSP amends SFAS No. 157 to delay the effective date for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP No. 157-2 to have a material effect on the results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States (“GAAP”). While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), effective for financial periods ending after June 15, 2009. SFAS No. 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The adoption of SFAS No. 165 did not have a material effect on the results of the Company’s operations and financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), regarding when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, SFAS No. 167 replaces FIN 46R’s quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach. Furthermore, SFAS No. 167 requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. The Company does not expect the adoption of SFAS No. 167 to have a material effect on the results of operations or financial position.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2009	June 30, 2008
Computers and software	$86,579	$48,827
Furniture and fixtures	45,267	52,894
	131,846	101,721
Less accumulated depreciation	(42,039)	(33,709)
Total	$89,807	$68,012

NOTE 4 - NOTE PAYABLE

Notes payable consisted of the following at:

	June 30, 2009	June 30, 2008
Non-interest bearing note	$–	$334,000
Total	–	334,000
Less current portion	–	(334,000)
Total	$–	$–

On October 30, 2007, the Board of Directors approved the dissolution of its only subsidiary, ARG, which had been inactive since August 2003. As a part of the dissolution, the Company assumed a note payable from ARG in the amount of $434,000.  For the year ended June 30, 2008, the Company repaid $100,000, and the remaining note amounted to $334,000.  For the year ended June 30, 2009, the Company paid $300,600, net of a 10% discount of $33,400. The discount of $33,400 was presented as a forgiveness of debt in the statements of income.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2009	June 30, 2008
Accrued salaries	$–	$135,000
Accrued vacations	46,995	-
Accrued professional fees	32,625	31,500
Taxes payable	2,552	689,421
Other accrued liabilities	26,655	19,125
Total	$108,827	$875,046

NOTE 6 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, which is reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share is calculated by using the weighted-average shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

The following table sets forth the computation of basic and diluted net income per common share:

	Years Ended June 30,
	2009	2008	2007
Net income	$3,639,166	$3,916,913	$1,300,097

Weighted-average shares of common stock outstanding:
Basic	13,231,491	13,231,491	12,824,643
Dilutive effect of common stock equivalents arising from stock options	18,926	-	-

Diluted	13,250,417	13,231,491	12,824,643

Basic earnings per share	$0.28	$0.30	$0.10

Diluted earnings per share	$0.27	$0.30	$0.10

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $107,704 and $62,848 for the years ended June 30, 2009 and 2008, respectively.

The Company leases a corporate housing facility for its vendors under a non-cancelable operating lease that expires on May 9, 2010.  Rent expense related to the operating lease was $18,194 and $17,829 for the years ended June 30, 2009 and 2008, respectively.

The following table summarizes the Company’s contractual obligations and commitments as of June 30, 2009, and the effect such obligations could have on its liquidity and cash flow in future periods:

	Payments Due by June 30,
Lease	2010	2011	2012	2013	Total
Administrative office facility	$112,900	$117,418	$19,696	$-	$250,014
Corporate housing facility	13,380	-	-	-	13,380
Total Obligation	$126,280	$117,418	$19,696	$-	$263,394

LITIGATION

The Company is from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On January 14, 2009,  DNT, LLC filed a complaint in the United States District Court for the Eastern District of Virginia against one of its customers as one of six nominal defendants on behalf of alleged patent infringement of U.S. Patent No. RE 37,660 by the products that have been provided by the Company.  Pursuant to the Company’s agreement with the customer, the customer has sent the notice that the Company will defend and indemnify it in this matter, including hiring counsel to prepare an answer or other response to the complaint.  As of June 30, 2009, this legal proceeding is pending, but the Company does not expect a material adverse effect on its financial condition for the year ended June 30, 2009 and thereafter.

CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

The Company’s sole facility is located in San Diego, California.  Manufacturing of the Company products has ordinarily been contracted out to C-Motech Co. Ltd. (“C-Motech”), an electronics manufacturing company located in South Korea.

In January 2005, the Company entered into a manufacturing and supply agreement (the “Agreement”) with C-Motech for the manufacture of its products. Under the agreement, C-Motech provides the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service.  The Agreement provides exclusive rights to market and sell CDMA wireless data products in countries in North America, the Caribbean, and South America.  Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, CDG certification, and completion of these products.  Under the Agreement, products include all access devices designed with Qualcomm’s MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies.  Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products.  On January 30, 2007, C-Motech also certified that the Company has the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories.

The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term.  This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.  The agreement will be valid for an additional one year period and expires on January 4, 2010.

NOTE 8 – STOCK-BASED COMPENSATION

In June 2009, the Company adopted the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan provided for the grant of incentive stock options and non-qualified stock options to the Company’s employees and directors. Options granted under the 2009 Plan generally vest and become exercisable at the rate of between 50% and 100% per year with a life between four and five years. Upon exercise of granted options, shares are expected to be issued from new shares previously registered for the 2009 Plan.

The Company adopted SFAS No. 123, “Accounting for Share-Based Payments, as Revised” (“SFAS 123R”), using a modified prospective application, and the Black-Scholes model, as permitted under SFAS 123R. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2009 was $2,560 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for fiscal 2009 was nil.

The fair value of each option on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

June 30, 2009
Risk-free interest rate	3.26%
Expected term	3.50 years
Expected volatility	20.61%
Expected dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and using the simplified method pursuant to SAB No. 107, Share-Based Payment; the expected volatility is based upon historical volatilities of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.

The weighted-average grant-date fair value of stock options granted for fiscal 2009 was $0.09 per share.

A summary of the status of the Company’s stock options is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
(In thousands)
Outstanding at June 30, 2008	-	$-	-	-
Granted	472,500	0.45	-	-
Exercised	-	-	-	-
Forfeited or Expired	(25,000)	0.45	-	-

Outstanding at June 30, 2009	447,500	$0.45	1.5	$97,988

Exercisable at June 30, 2009	-	$-	-	$-

Vested and Expected to Vest at June 30, 2009	-	$-	-	$-

The weighted-average grant-date fair value of stock options granted for fiscal 2009 was $0.09 per share.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $0.70 as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2009, there was $17,646 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company purchased CDMA wireless data products in the amount of $21,655,374, and $27,090,347 from C-Motech, for the years ended June 30, 2009 and 2008 respectively, and had related accounts payable of $4,466,741 and $3,697,893 as of June 30, 2009 and 2008, respectively.  C-Motech owns 3,370,356 shares, or 25.5%, of the Company’s Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.

NOTE 10 - SUBSEQUENT EVENTS

On September 21, 2009, the Company entered into Change of Control Agreements (“Agreement”) with OC Kim, President, David Yun Lee, Chief Operating Officer, and Yong Bae Won, Vice President-Engineering. Each Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of common stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any twelve-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

In May 2009, the FASB Issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("FAS 165"). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company's management evaluated all events or transactions that occurred after June 30, 2009 up through October 13, the date the Company issued the financial statements for the year ended June 30, 2009. During this period, the Company did not have any material recognizable subsequent events other than those disclosed in this note to the financial statements for the year ended June 30, 2009 included elsewhere in this Form 10-K.