Form 10-Q
period 2009-09-30
FRANKLIN WIRELESS CORP
filed 2009-11-16
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from to .

Commission file number: 0-11616

FRANKLIN WIRELESS CORP.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3733534 (I.R.S. Employer Identification Number)
5440 Morehouse Drive, Suite 1000, San Diego, California (Address of principal executive offices)	92121 (Zip code)
Registrant’s telephone number, including area code:  (858) 623-0000

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of   “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐    No ☒

The Registrant has 13,781,491 shares of common stock outstanding as of November 16, 2009.

FRANKLIN WIRELESS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

FRANKLIN WIRELESS CORP.
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,663,355	$6,253,529
Accounts receivable	3,601,517	2,812,607
Inventories	1,091,607	2,618,344
Prepaid expenses and other current assets	34,425	22,610
Advance payments to vendor	250,000	–
Deferred tax assets, current	102,368	169,731
Total current assets	11,743,272	11,876,821
Property and equipment, net	90,680	89,807
Deferred tax assets, non-current	1,890,639	1,880,081
Other assets	11,016	11,016
TOTAL ASSETS	$13,735,607	$13,857,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$109,786	$45,112
Trade accounts payable – related party	4,068,520	4,466,741
Accrued liabilities	184,245	109,797
Total current liabilities	4,362,551	4,621,650

Stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued or outstanding as of September 30, 2009 and June 30, 2009	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 13,231,491 shares issued and outstanding as of September 30, 2009 and June 30, 2009	13,232	13,232
Additional paid-in capital	5,021,281	5,018,721
Retained earnings	4,338,543	4,204,122
Total stockholders’ equity	9,373,056	9,236,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,735,607	$13,857,725

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2009	2008

Net sales	$5,124,937	$6,251,168
Cost of goods sold	4,353,077	4,394,124
Gross profit	771,860	1,857,044

Operating expenses:
Selling, general, and administrative	576,494	1,086,712
Total operating expenses	576,494	1,086,712

Income from operations	195,366	770,332

Other income (expense):
Interest income	13,274	29,200
Other income (expense), net	788	(287)
Total other income, net	14,062	28,913

Income before provision for income taxes	209,428	799,245

Income tax provision	75,007	142,778

Net income	$134,421	$656,467

Basic earnings per share	$0.01	$0.05
Diluted earnings per share	$0.01	$0.05

Weighted average common shares outstanding – basic	13,231,491	13,231,491
Weighted average common shares outstanding – diluted	13,250,403	13,231,491

 See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income	$134,421	$656,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,108	3,921
Write off of uncollectible accounts receivable	6,000	315
Deferred income taxes	56,805	–
Share-based compensation	2,560	–
Increase (decrease) in cash due to changes in:
Accounts receivable, including related party	(794,910)	4,126,835
Inventories	1,526,737	36,404
Prepaid expenses and other current assets	(11,815)	7,034
Advance payment to vendor	(250,000)	–
Trade accounts payable including related party	(333,547)	(2,994,704)
Accrued liabilities	74,448	(988,522)
Cash provided by operating activities	415,807	847,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,981)	(10,055)
Cash used in investing activities	(5,981)	(10,055)

Net increase in cash and cash equivalents	409,826	837,695
Cash and cash equivalents, beginning of period	6,253,529	6,172,569
Cash and cash equivalents, end of period	$6,663,355	$7,010,264

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$–	$–
Income taxes	$17,334	$685,000

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q.  In the opinion of management, the unaudited financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company’s Form 10-K, filed on October 13, 2009.

The operating results or cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 2 – BUSINESS OVERVIEW

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

The Company markets its products directly to wireless operators, and indirectly through strategic partners and distributors.  The Company’s global customer base extends from the United States to Caribbean and South American countries.  The Company’s Universal Serial Bus (“USB”) modems are certified by Sprint, Comcast Cable, Clearwire, Time Warner Cable, Cellular South, Mobi PCS, NTELOS, Cincinnati Bell, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador, by CellularOne in Bermuda and by TSTT in Trinidad and Tobago. The Company has built upon its strong customer relationships to help drive strategic marketing initiatives with its customers that provide additional opportunities to expand market reach by combining its expertise in wireless technologies with its customers’ sales and marketing base, creating access to additional indirect distribution channels.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. We operate in a single business segment, consisting of sale of wireless access products with operating facility in the United States.  We generate revenues from two geographic areas which consist of United States and Caribbean and South America.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended September 30,
Net sales:	2009	2008
United States	$3,919,887	$2,652,218
Caribbean and South America	1,205,050	3,598,950
Totals	$5,124,937	$6,251,168

Long-lived assets:	September 30, 2009	June 30, 2009
United States	$90,680	$89,807
	$90,680	$89,807

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

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising and promotion costs amounted to $45,679 and $540,198 for the three months ended September 30, 2009 and 2008, respectively.

Shipping and Handling Costs

Most of shipping and handling costs are paid by the customers directly to the shipping companies.  The Company does not collect and incur shipping and handling costs.  As a result, the Company did not incur shipping and handling costs for the three months ended September 30, 2009 and 2008.

Cash and Cash Equivalents

For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

The Company’s inventories consist of finished goods, determined on a moving average basis which approximates cost, and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.  The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond its control. The Company may maintain an allowance for inventories for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

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

As of September 30, 2009, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

Income tax provision (benefit) from continuing operations for the three months ended September 30, 2009 and 2008 consists of the following:

	Three Months Ended September 30,
	2009	2008
Current income tax expense:
Federal	$113,610	$113,316
State	18,202	29,462
	131,812	142,778
Deferred income tax expense (benefit):	(56,805)	–
Provision (benefit) for income taxes	$75,007	$142,778

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at September 30, 2009 and June 30, 200 consisted of the following:

	September 30, 2009	June 30, 2009
Current deferred tax assets (liabilities):
Net operating losses	$68,842	$135,622
Other, net	33,525	34,109
Non-current deferred tax assets (liabilities):
Net operating losses	1,911,272	1,911,272
Other, net	(20,632)	(31,191)
Total deferred tax assets	1,993,007	2,049,812
Less valuation allowance	–	–
Net deferred tax asset	$1,993,007	$2,049,812

The significant component of the deferred tax asset (liability) at September 30, 2009 and June 30, 2009 was federal net operating loss carry-forward in the amount of approximately $1,831,924 and $1,901,020, respectively, based on federal tax rate of 34%.  SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.  At September 30, 2009 and June 30, 2009, management believes that it is more likely than not that most of the deferred tax assets will be realized, and valuation allowances for the full amount of the net deferred tax asset were not established to reduce the deferred tax assets based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

As of September 30, 2009, we have federal net operating loss carryforwards of approximately $5,388,000 and state net operating loss carryforwards of approximately $1,676,000 for income tax purposes, with the application of Internal Revenue Code Section 382 limitation on net operating losses as result of the Company’s ownership change in a prior period. The Federal and state net operating loss carryforwards began and will begin to expire from 2009 to 2026 and 2009 to 2016, respectively.

Earnings Per Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended
	September 30,	September 30,
	2009	2008
Basic weighted average shares outstanding	13,231,491	13,231,491
Dilutive potential common shares	18,912	-

Diluted weighted average shares outstanding	13,250,403	13,231,491

Concentrations of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.  No reserve was required and recorded for any of the periods presented.

Substantially all of the Company’s revenues are derived from sales of wireless data products.  Any significant decline in market acceptance of its products or in the financial condition of its existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Three customers accounted for 21.6%, 17.2%, and 12.7% of total net sales for the three months ended September 30, 2009, and had related accounts receivable balances in the amounts of $773,500, $662,508, and $0 at September 30, 2009, respectively.  Three customers accounted for 55.7%, 15.3%, and 10.7% of total net sales for the three months ended September 30, 2008.

The Company purchases its wireless products from one design and manufacturing company located in South Korea. If the design and manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  The Company purchased wireless data products from this supplier in the amounts of $2,831,830 and $4,187,410 for the years ended June 30, 2009 and 2008, respectively, and had related accounts payable of $4,068,520 and $4,466,741 at September 30, 2009 and June 30, 2009, respectively. The agreement with the supplier was terminated effective December 31, 2009

The Company maintains its cash accounts with established commercial banks.  Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

Recent Accounting Pronouncements

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2009 through November 13, 2009, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), regarding when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, SFAS No. 167 replaces FIN 46R’s quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach. Furthermore, SFAS No. 167 requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. SFAS No. 167 is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, ‘‘Subsequent Events’’ (‘‘FAS 165’’). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.   The Company’s management evaluated all events or transactions that have occurred after September 30, 2009 up through November 16, 2009, the date the Company issued these interim financial statements.  During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in Note 8 to the financial statements as of and for three months ended September 30, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance in the ASC carries an equal level of authority. The ASC supersedes all previously existing non-SEC accounting and reporting standards. The ASC simplifies user access to all authoritative GAAP by reorganizing previously issued GAAP pronouncements into approximately 90 accounting topics within a consistent structure, without creating new accounting and reporting guidance. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009; accordingly, the Company adopted the ASC in the third quarter of fiscal 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. In the discussion that follows, the Company will refer to ASC citations that relate to ASC Topics and their descriptive titles, as appropriate, and will no longer refer to citations that relate to accounting pronouncements superseded by the ASC.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2009	June 30, 2009
Computers and software	$91,424	$86,579
Furniture and fixtures	46,403	45,267
	137,827	131,846
Less accumulated depreciation	(47,147)	(42,039)
Total	$90,680	$89,807

Depreciation expense associated with property and equipment was $5,108 and $3,921 for the three months ended September 30, 2009 and 2008, respectively.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2009	June 30, 2009
Salaries and vacation accrual	$103,780	$46,995
Deferred rent payable	15,901	16,655
Income tax payable	18,202	-
Other accrued liabilities	46,362	46,147
Total	$184,245	$109,797

Deferred rent payable is the sum of the difference between a monthly rent payment and the monthly rent expense of an operating lease of the Company that contains escalated payments in future periods. The rent expense is the sum of all rent payments over the term of the lease divided by the number of periods contained in the lease otherwise known as straight-line amortization. This rent expense amount differs from the monthly rent payments, which represents deferred rent payable.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $26,926 and $26,926 for the three months ended September 30, 2009 and 2008, respectively.

The Company leases its corporate housing facility under a non-cancelable operating lease that expires on May 9, 2010 for its vendors.  Rent expense related to the operating lease was $3,886 and $4,621 for the three months ended September 30, 2009 and 2008, respectively.

Litigation

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

Co-development, Co-ownership and Supply Agreement

In January 2005, the Company entered into a manufacturing and supply agreement (the “Agreement”) with C-Motech for the manufacture of its products. Under the agreement, C-Motech is required to provide the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service.  The Agreement provides exclusive rights to market and sell CDMA wireless data products in countries in North America, the Caribbean, and South America.  Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, CDG certification, and completion of these products.  Under the Agreement, products include all access devices designed with Qualcomm’s MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies.  Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products.  On January 30, 2007, C-Motech also certified that the Company has the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.

The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term.   On November 2, 2009, C-Motech provided a written notice to terminate the agreement, so the agreement will terminate on December 31, 2009.

Change of Control Agreement

On September 21, 2009, the Company entered into Change of Control Agreement (“Agreement”) with OC Kim, President, David Yun Lee, Chief Operating Officer, and Yong Bae Won, Vice President-Engineering. Each Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of common stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any twelve-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

NOTE 6 - STOCK-BASED COMPENSATION

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three months ended was $2,560 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the three months ended September 30, 2009 was nil.

The Company did not grant any stock options during the three months ended September 30, 2009 and 2008.

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

A summary of the status of the Company’s stock options is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding at June 30, 2009	447,500	$0.45	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-

Outstanding at September 30, 2009	447,500	$0.45	1.6	$183,013

Exercisable at September 30, 2009	-	$-	-	$-

Vested and Expected to Vest at September 30, 2009	-	$-	-	$-

The weighted-average grant-date fair value of stock options granted for three months ended September 30, 2009 was $0.09 per share.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $0.89 as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2009, there was $20,206 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company purchased CDMA wireless data products in the amount of $2,831,830, or 100.0% of total purchases, from C-Motech Co. Ltd., for the three months ended September 30, 2009 and had related accounts payable of $4,068,520 as of September 30, 2009.  C-Motech owns 3,370,356 shares, or 25.5%, of the Company’s outstanding Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.

NOTE 8 – SUBSEQUENT EVENTS

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2009 through November 13, 2009, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

Co-development, Co-ownership and Supply Agreement

In January 2005, the Company entered into an agreement with C-Motech for the manufacture of the products. Under the manufacturing and supply agreement, C-Motech is required to provide the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service.  The Agreement provides exclusive rights to market and sell CDMA wireless data products in countries in North America, the Caribbean, and South America.  Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, certification, and completion of these products.  Under the Agreement, products include all access devices designed with Qualcomm’s MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies.  Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products.  On January 30, 2007, C-Motech also certified that the Company has the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.

The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term.   On November 2, 2009, C-Motech provided a written notice to terminate the agreement, so the agreement will terminate on December 31, 2009.

Acquisition – Stock Purchase

On October 1, 2009, the Company completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon Corporation, a South Korean corporation ("Diffon").  The acquisition involved two separate but related transactions.

In the first transaction the Company entered into a Share Exchange Agreement, dated October 1, 2009 with two major shareholders of Diffon (the "Diffon Shareholders"). The Company issued the Diffon Shareholders an aggregate of 550,000 shares of the Company's Common Stock in exchange for 440,000 shares of capital stock of Diffon, representing approximately 20.1% of the outstanding capital stock of Diffon. Under the Agreement, the Diffon Shareholders, acting together, have an unconditional right of rescission for one year, so that they may elect to return the Company Common Stock received by them and receive the Diffon shares in return.

In the second transaction, pursuant to a Common Stock Purchase Agreement dated October 1, 2009, the Company purchased 666,667 newly-issued shares of Diffon, representing approximately 30.5% of the outstanding capital stock of Diffon after giving effect to the issuance, for cash in the amount of $833,333. The Agreement provides that at the Closing the Board of Directors of Diffon will be fixed at five directors, including two directors to be designated by the Company. The Company, Diffon and the Diffon Shareholders entered into a Shareholders' Agreement concerning ownership of the Diffon shares and certain other matters.

The Company intends to account for the acquisition under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” referred to herein as SFAS 141R.  Under this accounting method, the Company will record at fair value the assets of Diffon less the liabilities assumed, with the excess of the purchase price over the estimated fair value of such net assets reflected as goodwill. The Company’s statement of operations will include the operations of Diffon after the acquisition.  The acquisition closed in the quarter ended December 31, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, ‘‘Subsequent Events’’ (‘‘FAS 165’’). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.   The Company’s management evaluated all events or transactions that have occurred after September 30, 2009 up through November 16, 2009, the date the Company issued these interim financial statements.  During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in Note 8 to the financial statements as of and for three months ended September 30, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Report and the financial statements and notes thereto and Management's Discussion and Analysis or results of Operations contained in the Company's Form 10-K for the year ended June 30, 2009, filed on October 13, 2009.

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

Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company operates in a single business segment consisting of sale of wireless access products, with its operating facility in the United States.  The Company generates revenues from two geographic areas, the United States and Caribbean and South America.

The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended September 30,
Net sales:	2009	2008
United States	$3,919,887	$2,652,218
Caribbean and South America	1,205,050	3,598,950
Totals	$5,124,937	$6,251,168

Long-lived assets:	September 30, 2009	June 30, 2009
United States	$90,680	$89,807
	$90,680	$89,807

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

As of September 30, 2009, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

RESULTS OF OPERATIONS

The following table sets forth, during the three months ended September 30, 2009 and 2008, selected statements of operations data expressed as a percentage of sales:

	Three Months Ended September 30,
	2009	2008

Net Sales	100.0%	100.0%
Cost of goods sold	84.9%	70.3%
Gross profit	15.1%	29.7%

Operating expenses:
Selling, general and administrative expenses	11.3%	17.4%
Total operating expenses	11.3%	17.4%

Income from operations	3.8%	12.3%

Other income (expense), net	0.3%	0.5%

Net income before income taxes	4.1%	12.8%

Provision for income taxes	1.5%	2.3%

Net income	2.6%	10.5%

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

THREE MONTHS ENDED SEPTEMBER 30, 2009
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Net Sales

Net sales decreased by $1,126,231, or 18.0%, to $5,124,937 for the three months ended September 30, 2009, from $6,251,168 for the corresponding period of 2008.   For the three months ended September 30, 2009, the mix of net sales by geographic region, consisting primarily of Caribbean and South American countries and the United States, amounted to $1,205,050, or 23.5% of net sales, and $3,919,887, or 76.5% of net sales, respectively, compared to sales by geographic region of Caribbean and South American countries and the United States of $3,598,950, or 57.6% of net sales, and $2,652,218, or 42.4% of net sales, respectively, for the corresponding period of 2008.  The sales in Caribbean and South American countries decreased by $2,393,900, or 66.5%, to $1,205,050 for the three months ended September 30, 2009 from $3,598,950 for the corresponding period of 2008, as a result of a decline in purchasing power of customers and their currencies.  This decrease was offset by an increase in sales in the United States by $1,267,669, or 47.8%, to $3,919,887 for the three months ended September 30, 2009, from $2,652,218 for the corresponding period of 2008, as a result of the increase in demand for its new “EV-DO technology” product, the CMU-300 WIMAX plus CDMA USB Modem (“CMU-300”), which was launched in the first half of the year of fiscal 2009.

Gross Profit

Gross profit decreased by $1,085,184, or 58.4% to $771,860, or 15.1% of net sales, for the three months ended September 30, 2009 from $1,857,044, or 29.7% of net sales, for the corresponding period of 2008.  The overall decrease was primarily due to the decrease in sales of CDMA data products in the Caribbean and South American countries by $2,393,900, or 66.5%, to $1,205,050 for the three months ended September 30, 2009, from $3,598,950 for the corresponding period of 2008.  The gross profit in terms of net sales percentage was 15.1% for the three months ended September 30, 2009 compared to 29.7% for the corresponding period of 2008.  The gross profit decrease in terms of net sales percentage was primarily due to the increased sales to carrier customers in the United Sates, which had a low gross profit margin in terms of net sales percentage of approximately 7.5%, whereas these customers accounted for 87.2% of net sales, for the three months ended September 30, 2009.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $510,218, or 47.0%, to $576,494 for the three months ended September 30, 2009 from $1,086,712 for the corresponding period of 2008.  The decrease was primarily due to a $516,525 decrease in sales commission expenses due to the decrease in sales.

Other Income (Expense), Net

The net of other income (expense) decreased by $14,851, or 51.4%, to $14,062 for the three months ended September 30, 2009 from $28,913 for the corresponding period of 2008. The overall decrease is due to the lower interest income of $13,274 in connection with a lower rate of interest for the three months ended September 30, 2009, compared to $29,200 for the corresponding period of 2008.

Provision for Income Taxes

The provision for income taxes was $75,007 for the three months ended September 30, 2009 compared with a provision of $142,778 for the corresponding period of 2008. The Company’s effective tax rate was 35.8% for the three months ended September 30, 2009, compared with 17.9% for the corresponding period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $409,826 to $6,663,355 as of September 30, 2009, compared to $6,253,529 as of June 30, 2009. The increase was primarily from the net income of $134,421.

Operating activities

Net cash provided by operating activities was $415,807 and $847,750 for the three months ended September 30, 2009 and 2008, respectively.  The decrease from the prior period is primarily due to the decrease in net income.

Investing activities

Net cash used in investing activities was $5,981 and $10,055 for the three months ended September 30, 2009 and 2008, respectively, consisting of capital expenditures.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company’s material off-balance sheet contractual commitments are operating lease obligations. The Company excluded these items from the balance sheet in accordance with GAAP. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon its financial condition or results of operations.

Operating Leases

The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $26,926 and $26,926 for the three months ended September 30, 2009 and 2008, respectively.

The Company leases its corporate housing facility under a non-cancelable operating lease that expires on May 9, 2010 for its vendors.  Rent expense related to the operating lease was $3,886 and $4,621 for the three months ended September 30, 2009 and 2008, respectively.

Litigation

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

Co-development, Co-ownership and Supply Agreement

The Company’s facility is located in San Diego, California.  Manufacturing of the Company’s products has been contracted out to C-Motech Co. Ltd. (“C-Motech”), located in South Korea.

In January 2005, the Company entered into an agreement with C-Motech for the manufacture of the products. Under the manufacturing and supply agreement, C-Motech is required to provide the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service.  The Agreement provides exclusive rights to market and sell CDMA wireless data products in countries in North America, the Caribbean, and South America.  Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, certification, and completion of these products.  Under the Agreement, products include all access devices designed with Qualcomm’s MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies.  Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products.  On January 30, 2007, C-Motech also certified that the Company has the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.

The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term.   On November 2, 2009, C-Motech provided a written notice to terminate the agreement, so the agreement will terminate on December 31, 2009.

Change of Control Agreement

On September 21, 2009, the Company entered into Change of Control Agreement (“Agreement”) with OC Kim, President, David Yun Lee, Chief Operating Officer, and Yong Bae Won, Vice President-Engineering. Each Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of common stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any twelve-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

ITEM 3.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
OC Kim
President and Acting Chief Financial Officer

Dated: November 16, 2009