Form 10-Q
period 2009-12-31
FRANKLIN WIRELESS CORP
filed 2010-02-22
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|        Accelerated filer |_|
Non-accelerated filer |_|          Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Registrant has 13,781,491 shares of common stock outstanding as of February 22, 2010

                             FRANKLIN WIRELESS CORP.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009


                                                                            PAGE

PART I- FINANCIAL INFORMATION

Item 1:          Financial Statements                                          3
Item 2:          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       17
Item 3:          Controls and Procedures                                      25


PART II- OTHER INFORMATION

Item 1:          Legal Proceedings                                            25
Item 1A:         Risk Factors                                                 25
Item 2:          Unregistered Sales of Equity Securities and
                    Use of Proceeds                                           25
Item 3:          Defaults Upon Senior Securities                              25
Item 4:          Other Information                                            25
Item 5:          Exhibits                                                     25

Signatures                                                                    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FRANKLIN WIRELESS CORP. AND ALL SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                       -----------     -----------
                                                                       DECEMBER 31,      JUNE 30,
                                                                          2009            2009
                                                                       -----------     -----------
                                                                       (UNAUDITED)
ASSETS
     Current Assets:
         Cash and cash equivalents                                     $ 5,216,579     $ 6,253,529
         Accounts receivable                                             8,890,215       2,812,607
         Inventories                                                       674,181       2,618,344
         Prepaid expense and other current assets                          142,170          22,610
         Advance payment to vendor                                          12,320              --
         Deferred tax assets, current                                      331,582         169,731
                                                                       -----------     -----------
              Total current assets                                      15,267,047      11,876,821
     Goodwill                                                              410,695              --
     Property and equipment, net                                         1,199,628          89,807
     Intangible assets, net                                              2,408,134              --
     Deferred tax assets, noncurrent                                     1,254,835       1,880,081
     Other assets                                                           78,015          11,016
                                                                       -----------     -----------
TOTAL ASSETS                                                           $21,618,354     $13,857,725
                                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Trade accounts payable                                        $   305,075     $    45,112
         Trade accounts payable - related party                          6,601,059       4,466,741
         Advance payment from customer                                      75,087              --
         Accrued liabilities                                             1,336,264         109,797
                                                                       -----------     -----------
               Total current liabilities                                 8,317,485       4,621,650
      Long-term debt, net of current portion                               256,667              --
                                                                       -----------     -----------
      Total Liabilities                                                  8,574,152       4,621,650
                                                                       -----------     -----------

      Callable common stock                                                478,500              --

     Stockholders' Equity:
         Preferred stock, par value $0.001 per share,
           authorized 10,000,000 shares; No preferred stock issued
           and outstanding as of December 31, 2009 and
           June 30, 2009                                                        --              --
         Common stock, par value $0.001 per share, authorized
           50,000,000 shares; 13,781,491 shares and 13,231,491
           shares issued and outstanding as of December 31, 2009
           and June 30, 2009, respectively                                  13,232          13,232
         Additional paid-in capital                                      5,037,105       5,018,721
         Retained earnings                                               5,083,725       4,204,122
         Non-controlling interests                                       1,431,640              --
                                                                       -----------     -----------
     Total stockholders' equity                                         11,565,702       9,236,075
                                                                       -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $21,618,354     $13,857,725
                                                                       ===========     ===========


                     See accompanying notes to unaudited consolidated financial statements.






                               FRANKLIN WIRELESS CORP. AND ALL SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                              ---------------------------     ---------------------------
                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      DECEMBER 31,                    DECEMBER 31,
                                              ---------------------------     ---------------------------
                                                 2009            2008            2009            2008
                                              -----------     -----------     -----------     -----------
                                             (CONSOLIDATED)                  (CONSOLIDATED)

Net sales                                     $25,177,226     $ 4,617,140     $30,302,163     $10,868,308
Cost of goods sold                             22,279,796       3,512,995      26,632,873       7,907,119
                                              -----------     -----------     -----------     -----------
Gross profit                                    2,897,430       1,104,145       3,669,290       2,961,189
                                              -----------     -----------     -----------     -----------

Operating expenses:
     Selling, general, and administrative       1,458,504         530,622       2,034,998       1,617,334
                                              -----------     -----------     -----------     -----------
Total operating expenses                        1,458,504         530,622       2,034,998       1,617,334
                                              -----------     -----------     -----------     -----------

Income from operations                          1,438,926         573,523       1,634,292       1,343,855

Other income:
     Interest income                               10,593          27,169          23,868          56,369
     Forgiveness of debt                               --          33,400              --          33,400
     Other income                                  22,094             510          22,881             223
                                              -----------     -----------     -----------     -----------
Total other income (expense), net                  32,687          61,079          46,749          89,992
                                              -----------     -----------     -----------     -----------

Net income before income taxes                  1,471,613         634,602       1,681,041       1,433,847

Provision for income taxes                        575,514         111,610         650,521         254,388
                                              -----------     -----------     -----------     -----------
Net income                                        896,099         522,992       1,030,520       1,179,459
                                              -----------     -----------     -----------     -----------
Net income - non-controlling interests             74,553              --          74,553              --

Net income - controlling interests            $   821,546     $   522,992     $   955,967     $ 1,179,459
                                              ===========     ===========     ===========     ===========


Basic earnings per share                      $      0.06     $      0.04     $      0.07     $      0.09
Diluted earnings per share                    $      0.06     $      0.04     $      0.07     $      0.09

Weighted average common shares
  outstanding - basic                          13,548,339      13,231,491      13,389,915      13,231,491
Weighted average common shares
  outstanding - diluted                        13,644,682      13,231,491      13,486,258      13,231,491




                        See accompanying notes to unaudited consolidated financial statements.

                                                    4






                     FRANKLIN WIRELESS CORP. AND ALL SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                          ----------------------------
                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                          ----------------------------
                                                             2009             2008
                                                          -----------      -----------
                                                         (CONSOLIDATED)

CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net income                                           $   955,967      $ 1,179,459
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                          78,909            7,966
         Amortization                                          75,031               --
         Bad debt expense                                       6,000              315
         Share-based compensation expenses                     18,384               --
         Loss on disposal of fixed assets                         848               --
         Forgiveness of debt                                       --          (33,400)
         Deferred income taxes                                (26,446)              --
         Goodwill                                            (489,840)              --
          Noncontrolling interest                              74,553               --
         Changes in operating assets and liabilities:
             Accounts receivable                           (6,074,327)       3,023,952
             Inventories                                    1,944,163           38,768
             Prepaid expense and other current assets         (75,020)          11,106
             Prepaid income tax                                18,503          352,481
             Other assets                                     (19,935)            (125)
             Accounts payable                               2,004,323       (2,024,125)
             Advance payment from customers                  (187,076)        (390,000)
             Accrued liabilities                            1,226,876         (814,121)
             Deferred rent payable                                 --           17,432
                                                          -----------      -----------
Net cash provided by (used in) operating activities          (469,087)       1,369,708
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                     (114,104)         (12,857)
     Purchase of intangible assets                           (442,166)              --
                                                          -----------      -----------
Net cash used in investing activities                        (556,270)         (12,857)
                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of note payable                                    --         (300,600)
        Payment of mortgage                                   (11,593)              --
                                                          -----------      -----------
 Net cash provided by (used in) financing activities          (11,593)        (300,600)
                                                          -----------      -----------

Net increase (decrease) in cash and cash equivalents       (1,036,950)       1,056,251
Cash and cash equivalents, beginning of period              6,253,529        6,172,569
                                                          -----------      -----------
Cash and cash equivalents, end of period                  $ 5,216,579      $ 7,228,820
                                                          ===========      ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
         Interest                                         $        --      $        --
         Income taxes                                         190,754          939,388
         Non-cash transaction in investing activities        (478,500)              --
         Issuance of common shares

               See accompanying notes to unaudited financial statements.

                                          5

                  FRANKLIN WIRELESS CORP. AND ALL SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q. The balance sheet is consolidated and unaudited as of December 31, 2009 and audited as of June 30, 2009. The statement of operations is consolidated and unaudited for the three months and six months ended December 31, 2009 and unaudited for the corresponding periods of 2008. The statement of cash flows is consolidated and unaudited for the six months ended December 31, 2009 and unaudited for the corresponding period of 2008. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company's Form 10-K, filed on October 13, 2009. The operating results or cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company evaluated subsequent events through February 22, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.


NOTE 2 - BUSINESS OVERVIEW

The Company designs and sells broadband high speed wireless data communication products such as third generation ("3G") and fourth generation ("4G") wireless modules and modems. The Company focuses primarily on wireless broadband Universal Serial Bus ("USB") modems, which provide a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, tablet PC or desktop USB port without a PC card slot. The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which the Company believes represents a growing market.

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

The Company markets its products directly to wireless operators, and indirectly through strategic partners and distributors. The Company's global customer base extends primarily from the United States to Caribbean and South American countries. The Company's USB modems are certified by Sprint, Comcast Cable, Cox, Clearwire, Time Warner Cable, Cellular South, Mobi PCS, NTELOS, Cincinnati Bell, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador, by CellularOne in Bermuda and by TSTT in Trinidad and Tobago. The Company has built upon its strong customer relationships to help drive strategic marketing initiatives with its customers that provide additional opportunities to expand market reach by combining its expertise in wireless technologies with its customers' sales and marketing base, creating access to additional indirect distribution channels.

In October, 2009, the Company opened a branch office in Seoul, South Korea, which operates as a wholly-owned subsidiary. As of December 31, 2009, the office employed three people, who manage certain logistical and administrative efforts for the Company.

On October 1, 2009, the Company completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon Corporation, a South Korean corporation ("Diffon"). The purpose of the acquisition was to acquire a significant interest in a facility in South Korea that will provide design, development and manufacturing services to the Company for high speed wireless data communication products, including 3G and 4G wireless modules and modems. Diffon has approximately 48 employees and the majority of them perform research and development functions. Diffon outsources its manufacturing process to third parties. The acquisition involved two separate but related transactions.

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

The Company accounted for the acquisition under the purchase method of accounting in accordance with the provisions of ASC 805, "Business Combinations." Under this accounting method, the Company recorded at fair value the assets of Diffon less the liabilities assumed, with the excess of the purchase price over the estimated fair value of such net assets reflected as goodwill. The Company's consolidated statement of operations includes the operations of Diffon from the date of the acquisition.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 50.6% (49.4% is owned by non-controlling interests). In the preparation of consolidated financial statements of the Company, all intercompany balances and transactions have been eliminated.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded in consolidated retained earnings. When a subsidiary is initially consolidated during the six months ended December 31, 2009, the consolidated financial statements include the subsidiary's revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent's equity. That amount is clearly identified and labeled. There are no shares of the Company held by the subsidiaries as of December 31, 2009.


SEGMENT REPORTING

ASC 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company has one reportable segment, consisting of sale of wireless access products.

The Company generates revenues from three geographic areas, the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

                           THREE MONTHS ENDED             SIX MONTHS ENDED
                              DECEMBER 31,                   DECEMBER 31,
                     ---------------------------     ---------------------------
NET SALES:              2009             2008           2009            2008
                     -----------     -----------     -----------     -----------
Unites States        $24,554,545     $ 2,052,315     $28,474,432     $ 4,704,533
Caribbean and                 --       2,564,825       1,205,050       6,163,775
South America
Asia                     622,681              --         622,681              --
                     -----------     -----------     -----------     -----------
TOTALS               $25,177,226     $ 4,617,140     $30,302,163     $10,868,308
                     ===========     ===========     ===========     ===========


LONG-LIVED ASSETS:                      DECEMBER 31, 2009          JUNE 30, 2009
                                         --------------           --------------
United States                            $      102,335           $       89,807
Asia                                          1,097,293                       --
                                         --------------           --------------
 Totals                                  $    1,199,628           $       89,807
                                         ==============           ==============

INTANGIBLE ASSETS INCLUDING
RESEARCH AND DEVELOPMENT COSTS:        DECEMBER 31, 2009          JUNE 30, 2009
                                         --------------           --------------
United States                            $           --           $           --
Asia                                          2,483,166                       --
                                         --------------           --------------
 Totals                                  $    2,483,166           $           --
                                         ==============           ==============

ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers or when the products are received by the customers in accordance with shipping or delivery terms. The Company provides a factory warranty for one year from the shipment, which is covered by its vendor under the purchase agreement between the Company and the vendor.

RESEARCH AND DEVELOPMENT COSTS

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. As of December 31, 2009, research and development expenses are capitalized in the amount of $442,166 and included in intangible assets in the Company's consolidated balance sheet.

ADVERTISING AND PROMOTION COSTS

Costs associated with advertising and promotions are expensed as incurred. Advertising and promotion costs amounted to $13,777 and $19,067 for the three months ended December 31, 2009 and 2008, respectively, and $44,456 and $19,640 for the six months ended December 31, 2009 and 2008, respectively.

SHIPPING AND HANDLING COSTS

Most of the Company's shipping and handling costs are paid by customers or suppliers directly to the shipping locations. The Company generally does not collect and incur shipping and handling costs. As a result, the Company did not incur any significant shipping and handling costs for the six months ended December 31, 2009.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INVENTORIES

The Company's inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The Company's customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company does not maintain an allowance for inventories for potential excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:


           Building                                      40 years
           Machinery                                     6 years
           Office equipments                             5 years
           Molds                                         3 years
           Vehicle                                       5 years
           Computers and software                        5 years
           Furniture and fixtures                        7 years
           Facilities                                    5 years
           Construction-in-progress                      5 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.


GOODWILL AND INTANGIBLE ASSETS

On October 1, 2009, the Company acquired approximately 50.6% of the outstanding capital stock of Diffon, which provides design, development and manufacturing services to the company for high speed wireless data communication products, including 3G and 4G wireless modules and modems. In accordance with ASC 805, Business Combinations, the Company has identified and determined the fair values of the following intangible assets of Diffon on October 1, 2009, the date of acquisition.


           Complete technology                      $   490,000          3 years
           Customer contracts / Relationships           430,000          8 years
           In progress research and development       1,121,000      Capitalized
                                                    ----------
           Total                                    $ 2,041,000


Goodwill and intangible assets are recorded in connection with Diffon acquisition and are accounted for in accordance with ASC 805, Business Combinations. Goodwill represents excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition.

Goodwill and other intangible assets are accounted for in accordance with ASC 350, Goodwill and Other Intangible Assets. Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified.


LONG-LIVED ASSETS

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in the Company's strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

As of December 31, 2009, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

WARRANTIES

The Company does not allow the right of return on product sales but provides a factory warranty for one year from the date of purchase by consumers, which is covered by its vendors. These products are shipped directly from its vendors to customers. As a result, the Company does not accrue any warranty expenses.

INCOME TAXES

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted ASC 740-10-25 on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.


EARNINGS PER SHARE

The Company reports earnings per share in accordance with ASC 260, Earnings Per Share Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                         DECEMBER 31,                  DECEMBER 31,
                                  -------------------------     -------------------------
                                     2009           2008           2009           2008
                                  ----------     ----------     ----------     ----------
Basic weighted average shares
  outstanding                     13,548,339     13,231,491     13,389,915     13,231,491
Dilutive potential common
  shares                              96,343             --         96,343             --
                                  ----------     ----------     ----------     ----------
Diluted weighted average
  shares outstanding              13,644,682     13,231,491     13,486,258     13,231,491
                                  ==========     ==========     ==========     ==========

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

A significant portion of the Company's revenue is derived from a small number of customers. For the six months ended December 31, 2009, one customer accounted for 76.8% of total net sales and had related accounts receivable balances in the amount of $7,440,200 as of December 31, 2009.

The Company purchases its wireless products from a design and manufacturing company located in South Korea. If the design and manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. The Company purchased wireless data products from the supplier in the amounts of $24,171,964 and $7,698,041 for the six months ended December 31, 2009 and 2008, respectively, and had related accounts payable of $6,601,059 and $1,285,970 at December 31, 2009 and 2008, respectively. On November 2, 2009, the Company received a written notice from its supplier to terminate its agreement with the company effective January 5, 2010.

The Company maintains its cash accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account. However, the Company does not anticipate any losses on excess deposits.


RECENT ACCOUNTING PRONOUNCEMENTS


In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company's management evaluated all events or transactions that occurred after December 31, 2009 up through February 23, 2010, the date the Company issued the financial statements. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed to the financial statements as of December 31, 2009 and for the six and three months ended December 31, 2009.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company will adopt this guidance beginning January 1, 2010 and the Company does not expect this accounting guidance to materially impact the Company's consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

NOTE 4 - ACQUISITION

On October 1, 2009, the Company completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon. The purpose of the acquisition was to support the Company's research and development of its current products, including future products. The condensed consolidated financial statements include the results of Diffon from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

                                                                 October 1, 2009
                                                                 ---------------
Current assets                                                   $      918,210
Property, plant & equipment, net                                      1,075,240
Goodwill                                                                410,695
Intangible assets:
Complete technology                                                     490,000
In process research and development                                     430,000
Customer contracts/relationships                                      1,121,000
                                                                 ---------------
Total intangible assets                                               2,041,000
Other long-term assets                                                   47,063
Current liabilities                                                  (1,141,553)
Deferred tax liability                                                 (489,840)
Long-term liabilities                                                  (268,260)
Non-controlling interest                                             (1,280,722)
                                                                 ---------------
Total purchase price                                             $    1,311,833
                                                                 ===============

The purchase price allocation has been prepared on a preliminary basis based on the information that was available to the Company at the time the condensed consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation may result as additional information becomes available.

In determining the purchase price allocation, management considered, among other factors, the Company's intention to use the acquired assets. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and June 30, 2009 consisted of the following:

                                                (UNAUDITED)
                                                -----------         -----------
                                                DECEMBER 31,          JUNE 30,
                                                   2009                 2009
                                                -----------         -----------
Land                                            $    94,553         $        --
Building                                            347,455                  --
Machinery and facility                              461,995                  --
Office equipment                                    152,606                  --
Molds                                                91,126                  --
Vehicle                                              23,624                  --
Computers and software                              107,001              86,579
Furniture and fixtures                               47,430              45,267
Construction-in-progress                            215,561                  --
                                                -----------         -----------
                                                  1,541,351             131,846
Less accumulated depreciation                      (341,723)            (42,039)
                                                -----------         -----------
TOTAL                                           $ 1,199,628         $    89,807
                                                ===========         ===========

Depreciation expense associated with property and equipment was $78,909 and $7,966 for the six months ended December 31, 2009 and 2008, respectively.


NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2009, and June 30, 2009, consisted of the following:

                                                (UNAUDITED)
                                                 ----------          ----------
                                                 DECEMBER 31,         JUNE 30,
                                                    2009                2009
                                                 ----------          ----------
Salaries vacation accrual                         $  175,212          $   46,995
Deferred rent payable                                 14,421              16,655
Marketing development fund                           121,429                  --
Disputed accounts                                    291,608                  --
Income taxes                                         485,489                  --
Other accrued liabilities                            248,105              46,147
                                                  ----------          ----------
TOTAL                                             $1,336,264          $  109,797
                                                  ==========          ==========

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $53,852 and $53,852 for the six months ended December 31, 2009 and 2008, respectively.

The Company leases its corporate housing facility under a non-cancelable operating lease that expires on May 9, 2010 for its vendors. Rent expense related to the operating lease was $7,772 and $9,322 for the six months ended December 31, 2009 and 2008, respectively.

RIGHT OF RESCISSION

Two shareholders, who acquired an aggregate of 550,000 shares of the Company's Common Stock in exchange for 440,000 shares of Common Stock of Diffon Corporation, have an unconditional right of rescission for one year, so that at any time prior to October 1, 2010 they may elect to return the Company Common Stock received by them and receive the Diffon shares in return.

LITIGATION

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

In January 2005, the Company entered into a manufacturing and supply agreement (the "Agreement") with C-Motech for the manufacture of its products. Under the agreement, C-Motech is required to provide the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service. The Agreement provides exclusive rights to market and sell CDMA wireless data products in countries in North America, the Caribbean, and South America. Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, CDG certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. On January 30, 2007, C-Motech also certified that the Company has the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.

The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. On November 2, 2009, C-Motech provided a written notice to terminate the agreement effective January 5, 2010. Following this date, C-Motech continues to supply the Company with certain products (primarily the U300 and U301 USB modems). In addition, C-Motech owns 3,370,356 shares, or approximately 25%, of the Company's outstanding Common Stock.

CHANGE OF CONTROL AGREEMENTS

On September 21, 2009, the Company entered into Change of Control Agreements ("Agreements") with OC Kim, President, David Yun Lee, Chief Operating Officer, and Yong Bae Won, Vice President-Engineering. The Agreements provide for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of common stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any twelve-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

NOTE 8 - STOCK-BASED COMPENSATION

In June 2009, the Company adopted the 2009 Stock Incentive Plan ("2009 Plan"). The 2009 Plan provided for the grant of incentive stock options and non-qualified stock options to the Company's employees and directors. Options granted under the 2009 Plan generally vest and become exercisable at the rate of between 50% and 100% per year with a life between four and five years. Upon exercise of granted options, shares are expected to be issued from new shares previously registered for the 2009 Plan.

The Company adopted ASC 718, Compensation - Stock Compensation, using a modified prospective application, and the Black-Scholes model. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the six months ended December 31, 2009 was $18,384 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the six months ended December 31, 2009 was nil.

The Company did not grant any stock options during the six months ended December 31, 2009 and 2008.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and using the simplified method; the expected volatility is based upon historical volatilities of the Company's common stock; and the expected dividend yield is based upon the Company's current dividend rate and future expectations.

A summary of the status of the Company's stock options is presented below:


                                                                 WEIGHTED-
                                                                 AVERAGE
                                                    WEIGHTED-    REMAINING
                                                    AVERAGE     CONTRACTUAL    AGGREGATE
                                                    EXERCISE       LIFE        INTRINSIC
OPTIONS                               SHARES         PRICE      (IN YEARS)       VALUE
                                     ---------     ---------     ---------     ---------

Outstanding at June 30, 2009           447,500     $    0.45            --            --
Granted                                     --            --            --            --
Exercised                                   --            --            --            --
Forfeited or Expired                        --            --            --            --
                                     ---------     =========

Outstanding at December 31, 2009       447,500     $    0.45           1.0     $ 294,888
                                     =========     =========     =========     =========

Exercisable at December 31, 2009            --     $      --            --     $      --
                                     =========     =========     =========     =========

Vested and Expected to Vest
  at December 31, 2009                      --     $      --            --     $      --
                                     =========     =========     =========     =========


The weighted-average grant-date fair value of stock options granted for six months ended December 31, 2009 was $0.09 per share.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company's closing stock price of $1.14 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2009, there was $25,025 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.0 years


NOTE 9 - RELATED PARTY TRANSACTIONS

The Company purchased wireless data products in the amount of $24,171,964, or 99.3% of total purchases, from C-Motech Co. Ltd., for the six months ended December 31, 2009 and had related accounts payable of $6,601,059 as of December 31, 2009. C-Motech owns 3,370,356 shares, or 24.5%, of the Company's outstanding Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.

NOTE 10 - SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company's management evaluated all events or transactions that occurred after December 31, 2009 up through February 22, 2010, the date the Company issued the financial statements. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed to the financial statements as of December 31, 2009 and for the six and three months ended December 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed on October 13, 2009, for the year ended June 30, 2009.


BUSINESS OVERVIEW

The Company designs and sells broadband high speed wireless data communication products such as third generation ("3G") and fourth generation ("4G") wireless modules and modems. The Company focuses primarily on wireless broadband USB modems, which provide a flexible way for wireless subscribers to connect to the wireless broadband network with any laptop, table PC or desktop USB port without a PC card slot. The broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which the Company believes represents a growing market.

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

The Company markets its products directly to wireless operators and indirectly through strategic partners and distributors. Its global customer base extends primarily from the United States to Caribbean and South American countries. The Company's Universal Serial Bus ("USB") modems are certified by Sprint, Comcast Cable, Cox, Time Warner Cable, Cellular South, Mobi PCS, NTELOS, Cincinnati Bell, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador, by CellularOne in Bermuda and by TSTT in Trinidad and Tobago. The Company has built upon its strong customer relationships to help drive strategic marketing initiatives with its customers that provide additional opportunities to expand market reach by combining the Company's expertise in wireless technologies with its customers' sales and marketing base, creating access to additional indirect distribution channels.

In October, 2009, the Company opened a branch office in Seoul, South Korea, which operates as a wholly-owned subsidiary. As of December 31, 2009, the office employed three people who manage certain logistical and administrative efforts for the Company.

On October 1, 2009, the Company completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon Corporation, a South Korean corporation ("Diffon"). The purpose of the acquisition was to acquire a significant interest in a facility in South Korea that will provide design, development and manufacturing services to the Company for high speed wireless data communication products including 3G and 4G wireless modules and modems. Diffon has approximately 48 employees and the majority of them perform research and development functions. Diffon outsources its manufacturing process to third parties. The acquisition involved two separate but related transactions.

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

The Company accounted for the acquisition under the purchase method of accounting in accordance with the provisions of ASC 805, "Business Combinations." Under this accounting method, the Company recorded at fair value the assets of Diffon less the liabilities assumed, with the excess of the purchase price over the estimated fair value of such net assets reflected as goodwill. The Company's consolidated statement of operations includes the operations of Diffon from the date of the acquisition.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 50.6% (49.4% is owned by non-controlling interests). In the preparation of consolidated financial statements of the Company, all intercompany balances and transactions have been eliminated.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded in consolidated retained earnings. When a subsidiary is initially consolidated during the six months ended December 31, 2009, the consolidated financial statements include the subsidiary's revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent's equity. That amount is clearly identified and labeled. There are no shares of the Company held by the subsidiaries as of December 31, 2009.

SEGMENT REPORTING

ASC 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company has one reportable segment, consisting of sale of wireless access Products.

The Company generates revenues from three geographic areas, the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

                           THREE MONTHS ENDED             SIX MONTHS ENDED
                              DECEMBER 31,                   DECEMBER 31,
                     ---------------------------     ---------------------------
NET SALES:              2009             2008           2009            2008
                     -----------     -----------     -----------     -----------
Unites States        $24,554,545     $ 2,052,315     $28,474,432     $ 4,704,533
Caribbean and                 --       2,564,825       1,205,050       6,163,775
South America
Asia                     622,681              --         622,681              --
                     -----------     -----------     -----------     -----------
TOTALS               $25,177,226     $ 4,617,140     $30,302,163     $10,868,308
                     ===========     ===========     ===========     ===========


LONG-LIVED ASSETS:                      DECEMBER 31, 2009          JUNE 30, 2009
                                         --------------           --------------
United States                            $      102,335           $       89,807
Asia                                          1,097,293                       --
                                         --------------           --------------
 Totals                                  $    1,199,628           $       89,807
                                         ==============           ==============

INTANGIBLE ASSETS INCLUDING
RESEARCH AND DEVELOPMENT COSTS:        DECEMBER 31, 2009          JUNE 30, 2009
                                         --------------           --------------
United States                            $           --           $           --
Asia                                          2,483,166                       --
                                         --------------           --------------
 Totals                                  $    2,483,166           $           --
                                         ==============           ==============



ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers or when the products are received by the customers in accordance with shipping or delivery terms. The Company provides a factory warranty for one year form the shipment which is covered by its vendor under the purchase agreement between the Company and the vendor.

INVENTORIES

The Company's inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The Company's customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company does not maintain an allowance for inventories for potential excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

LONG-LIVED ASSETS

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in the Company's strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

As of December 31, 2008, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2009 and 2008, selected statements of operations data expressed as a percentage of sales:

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            DECEMBER 31,             DECEMBER 31,
                                                      ---------------------     ---------------------
                                                        2009         2008         2009         2008
                                                      --------     --------     --------     --------

Net Sales                                               100.0%       100.0%       100.0%       100.0%
Cost of goods sold                                       88.5%        76.1%        87.9%        72.8%
                                                      --------     --------     --------     --------
Gross profit                                             11.5%        23.9%        12.1%        27.2%
                                                      --------     --------     --------     --------

Operating expenses:
     Selling, general and administrative expenses         5.8%        11.5%         6.7%        14.8%
                                                      --------     --------     --------     --------
Total operating expenses                                  5.8%        11.5%         6.7%        14.8%
                                                      --------     --------     --------     --------

Income from operations                                    5.7%        12.4%         5.4%        12.4%

Other income (expense), net                               0.1%         1.3%         0.2%         0.8%
                                                      --------     --------     --------     --------

Net income before income taxes                            5.8%        13.7%         5.6%        13.2%

Provision for income taxes                               (2.3%)       (2.4%)       (2.1%)       (2.3%)
                                                      --------     --------     --------     --------
Net income                                                3.5%        11.3%         3.5%        10.9%
Net income - non-controlling interest                    (0.3%)          --        (0.2%)          --
                                                      --------     --------     --------     --------
Net income - controlling interest                         3.2%        11.3%         3.3%        10.9%
                                                      ========     ========     ========     ========



The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

THREE MONTHS ENDED DECEMBER 31, 2009
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

NET SALES

Net sales increased by $20,560,086, or 445.3%, to $25,177,226, for the three months ended December 31, 2009 from $4,617,140 for the corresponding period of 2008. The overall increase in net sales was primarily due to increased demand for the Company's Dual Mode (3G and 4G) wireless USB modems.

For the three months ended December 31, 2009, the net sales by geographic region, consisting primarily of Caribbean and South American countries, the United States and Asia, were $0, (0% of net sales), $24,554,545 (97.5% of net sales) and $622,681 (2.5% of net sales) respectively. For the corresponding period of 2008, net sales by geographic region, consisting primarily of Caribbean and South American countries, the United States and Asia, were $2,564,825, (55.6% of net sales), $2,052,315 (44.4% of net sales) and $0 (0% of net sales) respectively.

Net sales in the South America and Caribbean regions decreased by $2,564,825, or 100%, to $0 for the three months ended December 31, 2009 from $2,564,825 for the corresponding period of 2008. This reflects increased market competition as well as the general nature of sales in these regions, which often fluctuate significantly from quarter to quarter due to the timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $22,502,230, or 1,096.4%, to $24,554,545, for the three months ended December 31, 2009 from $2,052,315 for the corresponding period of 2008. The increase in net sales was primarily due to increased demand for the Company's Dual Mode (3G and 4G) wireless USB modems. Net sales in the Asia region increased by $622,681 to $622,681 for the three months ended December 31, 2009 from $0 for the corresponding period of 2008. The increase is due to including $622,681 in net sales from Diffon. Beginning in this period, Diffon's financial results were consolidated with those of the Company following the Company's acquisition of approximately 50.6% of Diffon's outstanding capital stock on October 1, 2009. The corresponding period of 2008 did not include any net sales from Diffon.

GROSS PROFIT

Gross profit increased by $1,793,285, or 162.4%, to $2,897,430 for the three months ended December 31, 2009 from $1,104,145 for the corresponding period of 2008. The increase was primarily due to the change in net sales as discussed above. The gross profit in terms of net sales percentage was 11.5% for the three months ended December 31, 2009 compared to 23.9% for the corresponding period of 2008. The gross profit decrease in terms of net sales percentage was primarily due to the significant increase in sales to carrier customers in the United States, whose gross profit in terms of net sales percentage was 9.3% and accounted for 97.5% of total net sales for the three months ended December 31, 2009. The decrease in sales in the South America and Caribbean regions also negatively affected the gross profit in terms of net sales percentage. The carrier customers in the United States generally purchase greater quantities of products than those in South America and the Caribbean, which is why the gross profit in terms of net sales percentage is lower. The sales from the Asia region were primarily made up of engineering service revenues, whose gross profit in terms of net sales percentage was 100%, which positively affected the gross profit in terms of net sales percentage for the three months ended December 31, 2009.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased by $927,882, or 174.9%, to $1,458,504 for the three months ended December 31, 2009 from $530,622 for the corresponding period of 2008. The increase was primarily due to the consolidation of the Diffon expenses, which accounted for $548,456 of the increase. The remainder of the increase was due to several factors including headcount growth, accounting and legal fees, travel, marketing expense and the opening of the branch office in Seoul, South Korea.

OTHER INCOME (EXPENSE), NET

Other income (expense) decreased by $28,391, or 46.5%, to $32,687 for the three months ended December 31, 2009 from $61,079 for the corresponding period of 2008. The increase is primarily due to lower interest income.

SIX MONTHS ENDED DECEMBER 31, 2009
COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008

NET SALES

Net sales increased by $19,433,855, or 178.8%, to $30,302,163, for the six months ended December 31, 2009 from $10,868,308 for the corresponding period of 2008. The overall increase in net sales was primarily due to increased demand for the Company's Dual Mode (3G and 4G) wireless USB modems.

For the six months ended December 31, 2009, the net sales by geographic region, consisting primarily of Caribbean and South American countries, the United States and Asia, were $1,205,050 (4.0% of net sales), $28,474,432 (94.0% of net sales) and $622,681 (2.0% of net sales) respectively. For the corresponding period of 2008, net sales by geographic region, consisting primarily of Caribbean and South American countries, the United States and Asia, were $6,163,775, (56.7% of net sales), $4,704,533 (43.3% of net sales) and $0 (0% of net sales) respectively.

Net sales in the South America and Caribbean regions decreased by $4,958,725, or 80.4%, to $1,205,050 for the six months ended December 31, 2009 from $6,163,775 for the corresponding period of 2008. This reflects the decline in purchasing power of consumers, increased market competition as well as the general nature of sales in these regions which often fluctuate significantly from quarter to quarter due to the timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $23,769,899, or 505.3%, to $28,474,432, for the six months ended December 31, 2009 from $4,704,533 for the corresponding period of 2008. The increase in net sales was primarily due to increased demand for the Company's Dual Mode (3G and 4G) wireless USB modems. Net sales in the Asia region increased by $622,681 to $622,681 for the six months ended December 31, 2009 from $0 for the corresponding period of 2008. The increase is due to including $622,681 in net sales from Diffon. Beginning in this period, Diffon's financial results were consolidated with those of the Company following the Company's acquisition of approximately 50.6% of Diffon's outstanding capital stock on October 1, 2009. The corresponding period of 2008 did not include any net sales from Diffon.

GROSS PROFIT

Gross profit increased by $708,101, or 23.9%, to $3,669,290 for the six months ended December 31, 2009 from $2,961,181 for the corresponding period of 2008. The increase was primarily due to the change in net sales as discussed above. The gross profit in terms of net sales percentage was 12.1% for the six months ended December 31, 2009 compared to 27.2% for the corresponding period of 2008. The gross profit decrease in terms of net sales percentage was primarily due to the significant increase in sales to carrier customers in the United States, whose gross profit in terms of net sales percentage was 10.3% and accounted for 94.0% of total net sales for the six months ended December 31, 2009. The decrease in sales in the South America and Caribbean regions also negatively affected the gross profit in terms of net sales percentage. The carrier customers in the United States generally purchase greater quantities of products than those in South America and the Caribbean, which is why the gross profit in terms of net sales percentage is lower. The sales from the Asia region were primarily made up of engineering service revenues whose gross profit in terms of net sales percentage was 100% which positively affected the gross profit in terms of net sales percentage for the six months ended December 31, 2009.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased by $417,664, or 25.8%, to $2,034,998 for the six months ended December 31, 2009 from $1,617,334 for the corresponding period of 2008. The increase was primarily due to the consolidation of the Diffon expenses, which accounted for $548,456 of the increase. A decrease in commission expense was partially offset by higher payroll expense (due to headcount growth), accounting and legal fees, travel, marketing expense and the opening of the branch office in Seoul, South Korea.

OTHER INCOME (EXPENSE), NET

Other income (expense) decreased by $43,243, or 48.1%, to $46,749 for the six months ended December 31, 2009 from $89,992 for the corresponding period of 2008. The increase is primarily due to lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1,036,950 to $5,216,579 as of December 31, 2009 compared to $6,253,529 as of June 30, 2009. The decrease is explained below.

OPERATING ACTIVITIES

Net cash used by operating activities was $469,087 and net cash provided by operating activities was $1,369,708 for the six months ended December 31, 2009, and 2008, respectively.

INVESTING ACTIVITIES

Net cash used in investing activities was $556,270 and $12,857 for the six months ended December 31, 2009, and 2008. The increase in cash used is primarily due to the capitalization of certain R&D expenses for Diffon.

FINANCING ACTIVITIES

Net cash used in financing activities was $11,593 and $300,600 for the six months ended December 31, 2009, and 2008. The increase in cash used is primarily due to the payment of long-term liabilities of $11,593.


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

OPERATING LEASES

The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $53,852 and $53,852 for the six months ended December 31, 2009 and 2008, respectively.

The Company leases its corporate housing facility under a non-cancelable operating lease that expires on May 9, 2010 for its vendors. Rent expense related to the operating lease was $7,772 and $9,322 for the six months ended December 31, 2009 and 2008, respectively.

RIGHT OF RESCISSION

Two shareholders, who acquired an aggregate of 550,000 shares of the Company's Common Stock in exchange for 440,000 shares of Common Stock of Diffon Corporation, have an unconditional right of rescission for one year, so that at any time prior to October 1, 2010 they may elect to return the Company Common Stock received by them and receive the Diffon shares in return. These shares are classified as callable common stock in the Company's consolidated balance sheet.


LITIGATION

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

CO-DEVELOPMENT, CO-OWNERSHIP AND SUPPLY AGREEMENT

In January 2005, the Company entered into a manufacturing and supply agreement (the "Agreement") with C-Motech for the manufacture of its products. Under the agreement, C-Motech is required to provide the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service. The Agreement provides exclusive rights to market and sell CDMA wireless data products in countries in North America, the Caribbean, and South America. Furthermore, the Agreement provides that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech is responsible for design, development, testing, CDG certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Module designed with MSM 5500 dual band products. On January 30, 2007, C-Motech also certified that the Company has the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.

The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renews for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. On November 2, 2009, C-Motech provided a written notice to terminate the agreement effective January 5, 2010. Following this date, C-Motech continues to supply the Company with certain products (primarily the U300 and U301 USB modems). In addition, C-Motech owns 3,370,356 shares, or approximately 25%, of the Company's outstanding Common Stock.

CHANGE OF CONTROL AGREEMENTS

On September 21, 2009, the Company entered into Change of Control Agreements ("Agreements") with OC Kim, President, David Yun Lee, Chief Operating Officer, and Yong Bae Won, Vice President-Engineering. The Agreements provide for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of common stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any twelve-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

ITEM 3. CONTROLS AND PROCEDURES.


DISCLOSURE CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently involved in any material legal proceedings. The Company is, from time to time, involved in routine legal proceedings and claims arising in the ordinary course of business.


ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the SEC on October 13, 2009 (the "Annual Report"), includes a detailed discussion of our risk factors under the heading "PART I, ITEM 1A -- RISK FACTORS." You should carefully consider the risk factors discussed in our Annual Report, as well as the other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 1, 2009, the Company issued an aggregate of 550,000 shares of the Company's Common Stock to two shareholders of Diffon Corporation in exchange for 440,000 shares of capital stock of Diffon, representing approximately 20.1% of the outstanding capital stock of Diffon.

The Company believes that the issuance of the shares of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation S thereunder.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. OTHER INFORMATION.

None.


ITEM 5. EXHIBITS.

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

                                Franklin Wireless Corp.

                                By: /s/ OC Kim
                                    -------------------------------------------
                                    OC Kim
                                    President and Acting Chief Financial Officer

Dated: February 22, 2010

Exhibit 31.1


              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, OC Kim, President of Franklin Wireless Corp., certify that:

1)       I have reviewed this quarterly report on Form 10-Q of Franklin Wireless
         Corp.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

/s/ OC KIM
----------
OC Kim
President
February 22, 2010

Exhibit 31.2


           CERTIFICATION OF ACTING CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, OC Kim, Acting Chief Financial Officer of Franklin Wireless Corp., certify that:

1)       I have reviewed this quarterly report on Form 10-Q of Franklin Wireless
         Corp.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

/s/ OC KIM
----------
OC Kim
Acting Chief Financial Officer
February 22, 2010

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franklin Wireless Corp. (the "Company") on Form 10-Q for the six months ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, OC Kim, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ OC KIM
----------
OC Kim
President
February 22, 2010

A signed copy of this written statement required by section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franklin Wireless Corp. (the "Company") on Form 10-Q for the six months ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, OC Kim, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ OC KIM
----------
OC Kim
Acting Chief Financial Officer
February 22, 2010

A signed copy of this written statement required by section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.