Form 10-Q/A
period 2009-12-31
FRANKLIN WIRELESS CORP
filed 2010-02-25
CIK 722572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q




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

The Registrant has 13,781,491 shares of common stock outstanding as of February 24, 2010

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FRANKLIN WIRELESS CORP. AND ALL SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                       -----------     -----------
                                                                       DECEMBER 31,      JUNE 30,
                                                                          2009            2009
                                                                       -----------     -----------
                                                                       (UNAUDITED)
ASSETS
     Current Assets:
         Cash and cash equivalents                                     $ 5,216,579     $ 6,253,529
         Accounts receivable                                             8,890,215       2,812,607
         Inventories                                                       674,181       2,618,344
         Prepaid expense and other current assets                          142,170          22,610
         Advance payment to vendor                                          12,320              --
         Deferred tax assets, current                                      331,582         169,731
                                                                       -----------     -----------
              Total current assets                                      15,267,047      11,876,821
     Goodwill                                                              410,695              --
     Property and equipment, net                                         1,199,628          89,807
     Intangible assets, net                                              2,408,134              --
     Deferred tax assets, noncurrent                                     1,254,835       1,880,081
     Other assets                                                           78,015          11,016
                                                                       -----------     -----------
TOTAL ASSETS                                                           $20,618,354     $13,857,725
                                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Trade accounts payable                                        $   305,075     $    45,112
         Trade accounts payable - related party                          6,601,059       4,466,741
         Advance payment from customer                                      75,087              --
         Accrued liabilities                                             1,336,264         109,797
                                                                       -----------     -----------
               Total current liabilities                                 8,317,485       4,621,650
      Long-term debt, net of current portion                               256,667              --
                                                                       -----------     -----------
      Total Liabilities                                                  8,574,152       4,621,650
                                                                       -----------     -----------

      Callable common stock                                                478,500              --

     Stockholders' Equity:
         Preferred stock, par value $0.001 per share,
           authorized 10,000,000 shares; No preferred stock issued
           and outstanding as of December 31, 2009 and
           June 30, 2009                                                        --              --
         Common stock, par value $0.001 per share, authorized
           50,000,000 shares; 13,781,491 shares and 13,231,491
           shares issued and outstanding as of December 31, 2009
           and June 30, 2009, respectively                                  13,232          13,232
         Additional paid-in capital                                      5,037,105       5,018,721
         Retained earnings                                               5,083,725       4,204,122
         Non-controlling interests                                       1,431,640              --
                                                                       -----------     -----------
     Total stockholders' equity                                         11,565,702       9,236,075
                                                                       -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $20,618,354     $13,857,725
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

                                                    4






                     FRANKLIN WIRELESS CORP. AND ALL SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                          ----------------------------
                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                          ----------------------------
                                                             2009             2008
                                                          -----------      -----------
                                                         (CONSOLIDATED)

CASH FLOWS FROM OPERATIONS ACTIVITIES:
     Net income                                           $   955,967      $ 1,179,459
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                          78,909            7,966
         Amortization                                          75,031               --
         Bad debt expense                                       6,000              315
         Share-based compensation expenses                     18,384               --
         Loss on disposal of fixed assets                         848               --
         Forgiveness of debt                                       --          (33,400)
         Deferred income taxes                                (26,446)              --
         Non-controlling interest                              74,553               --
         Changes in operating assets and liabilities:
             Accounts receivable                           (6,074,327)       3,023,952
             Inventories                                    1,944,163           38,768
             Prepaid expense and other current assets         (75,020)          11,106
             Prepaid income tax                                18,503          352,481
             Other assets                                     (19,935)            (125)
             Accounts payable                               2,004,323       (2,024,125)
             Advance payment from customers                  (187,076)        (390,000)
             Accrued liabilities                              737,036         (814,121)
             Deferred rent payable                                 --           17,432
                                                          -----------      -----------
Net cash provided by (used in) operating activities          (469,087)       1,369,708
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                     (114,104)         (12,857)
     Purchase of intangible assets                           (442,166)              --
                                                          -----------      -----------
Net cash used in investing activities                        (556,270)         (12,857)
                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of note payable                                    --         (300,600)
        Payment of mortgage                                   (11,593)              --
                                                          -----------      -----------
 Net cash provided by (used in) financing activities          (11,593)        (300,600)
                                                          -----------      -----------

Net increase (decrease) in cash and cash equivalents       (1,036,950)       1,056,251
Cash and cash equivalents, beginning of period              6,253,529        6,172,569
                                                          -----------      -----------
Cash and cash equivalents, end of period                  $ 5,216,579      $ 7,228,820
                                                          ===========      ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
         Interest                                         $        --      $        --
         Income taxes                                         190,754          939,388
         Non-cash transaction in investing activities        (478,500)              --
         Issuance of common shares


               See accompanying notes to unaudited consolidated financial statements.


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

The Company evaluated subsequent events through February 24, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.


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

The Company generates revenues from three geographic areas, the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

                           THREE MONTHS ENDED             SIX MONTHS ENDED
                              DECEMBER 31,                   DECEMBER 31,
                     ---------------------------     ---------------------------
NET SALES:              2009             2008           2009            2008
                     -----------     -----------     -----------     -----------
Unites States        $24,554,545     $ 2,052,315     $28,474,432     $ 4,704,533
Caribbean and                 --       2,564,825       1,205,050       6,163,775
South America
Asia                     622,681              --         622,681              --
                     -----------     -----------     -----------     -----------
TOTALS               $25,177,226     $ 4,617,140     $30,302,163     $10,868,308
                     ===========     ===========     ===========     ===========


LONG-LIVED ASSETS:                      DECEMBER 31, 2009          JUNE 30, 2009
                                         --------------           --------------
United States                            $      102,335           $       89,807
Asia                                          3,580,459                       --
                                         --------------           --------------
 Totals                                  $    3,682,794           $       89,807
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

              Building                          40 years
              Machinery                         6 years
              Office equipments                 5 years
              Molds                             3 years
              Vehicle                           5 years
              Computers and software            5 years
              Furniture and fixtures            7 years
              Facilities                        5 years
              Construction-in-progress          Capitalized

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


The Company purchases its wireless products from a design and manufacturing company located in South Korea. If the design and manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. The Company purchased wireless data products from the supplier in the amounts of $24,171,964 and $7,698,041 for the six months ended December 31, 2009 and 2008, respectively, and had related accounts payable of $6,601,059 and $1,285,970 at December 31, 2009 and 2008, respectively. On November 2, 2009, the Company received a written notice from its supplier to terminate its agreement with the company effective January 5, 2010. In the future, the Company is expecting to purchase its wireless products from Diffon, a majority of which was acquired on October 1, 2009.



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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and June 30, 2009 consisted of the following:

                                                (UNAUDITED)
                                                -----------         -----------
                                                DECEMBER 31,          JUNE 30,
                                                   2009                 2009
                                                -----------         -----------
Land                                            $    94,553         $        --
Building                                            319,501                  --
Machinery and facility                              376,085                  --
Office equipment                                     62,037                  --
Molds                                                88,472                  --
Vehicle                                               9,313                  --
Computers and software                              107,001              86,579
Furniture and fixtures                               47,430              45,267
Construction-in-progress                            215,561                  --
                                                -----------         -----------
                                                  1,319,953             131,846
Less accumulated depreciation                      (120,325)            (42,039)
                                                -----------         -----------
TOTAL                                           $ 1,199,628         $    89,807
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

The Company generates revenues from three geographic areas, the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

                           THREE MONTHS ENDED             SIX MONTHS ENDED
                              DECEMBER 31,                   DECEMBER 31,
                     ---------------------------     ---------------------------
NET SALES:              2009             2008           2009            2008
                     -----------     -----------     -----------     -----------
Unites States        $24,554,545     $ 2,052,315     $28,474,432     $ 4,704,533
Caribbean and                 --       2,564,825       1,205,050       6,163,775
South America
Asia                     622,681              --         622,681              --
                     -----------     -----------     -----------     -----------
TOTALS               $25,177,226     $ 4,617,140     $30,302,163     $10,868,308
                     ===========     ===========     ===========     ===========


LONG-LIVED ASSETS:                      DECEMBER 31, 2009          JUNE 30, 2009
                                         --------------           --------------
United States                            $      102,335           $       89,807
Asia                                          3,580,459                      --
                                         --------------           --------------
 Totals                                  $    3,682,794           $       89,807
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

SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Franklin Wireless Corp.

                                By: /s/ OC Kim
                                    -------------------------------------------
                                    OC Kim
                                    President and Acting Chief Financial Officer

Dated: February 24, 2010