Form 10-Q
period 2010-03-31
FRANKLIN WIRELESS CORP
filed 2010-05-17
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of   “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The Registrant has 13,781,491 shares of common stock outstanding as of May14, 2010

FRANKLIN WIRELESS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

FRANKLIN WIRELESS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,112,779	$6,253,529
Accounts receivable	5,684,491	2,812,607
Inventories	267,595	2,618,344
Prepaid expense and other current Assets	25,343	22,610
Deferred tax assets, current	330,328	169,731
Total current assets	15,420,536	11,876,821
Goodwill	274,108	–
Property and equipment, net	1,236,998	89,807
Intangible assets, net	2,818,312	–
Deferred tax assets, non current	1,254,836	1,880,081
Other assets	79,268	11,016
TOTAL ASSETS	$21,084,058	$13,857,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$1,126,000	$45,112
Trade accounts payable – related party	4,687,553	4,466,741
Accrued liabilities	685,835	109,797
Income tax payable	690,000	–
Short-term borrowings	185,709	–
Long-term debt, current portion	58,366	–
Total current liabilities	7,433,463	4,621,650
Long-term debt, net of current portion	319,143	–
Total liabilities	7,752,606	4,621,650

Stockholders’ Equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2010 and June 30, 2009	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; Common stock of 13,781,491 and 13,231,491 issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	13,711	13,232
Additional paid-in capital	5,524,713	5,018,721
Retained earnings	6,626,604	4,204,122
Non-controlling interests	1,166,424	–
Total stockholders’ equity	13,331,452	9,236,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,084,058	$13,857,725

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Consolidated)		(Consolidated)

Net sales	$31,627,746	$3,312,551	$61,929,908	$14,180,859
Cost of goods sold	27,363,481	2,522,641	53,996,353	10,429,760
Gross profit	4,264,265	789,910	7,933,555	3,751,099

Operating expenses:
Selling, general, and administrative	2,048,718	532,272	4,083,715	2,149,606
Total operating expenses	2,048,718	532,272	4,083,715	2,149,606

Income from operations	2,215,547	257,638	3,849,840	1,601,493

Other income (expense):
Interest income	32,783	14,914	56,650	71,283
Forgiveness of debt	–	–	–	33,400
Other income	23,902	576	64,935	799
Other expense	(3,623)	–	(20,927)	–
Loss on disposal of fixed assets	–	–	(848)	–
Total other income, net	53,062	15,490	99,810	105,482

Net income before income taxes	2,268,609	273,128	3,949,650	1,706,975

Provision for income taxes	990,946	208,265	1,641,466	462,653
Net income	1,277,663	64,863	2,308,184	1,244,322
Net income – non-controlling interests	74,553	–	–	–

Net income – controlling interests	$1,352,216	$64,863	$2,308,184	$1,244,322

Basic earnings per share	$0.10	$0.01	$0.17	$0.09
Diluted earnings per share	$0.10	$0.01	$0.17	$0.09

Weighted average common shares outstanding – basic	13,548,339	13,231,491	13,517,572	13,231,491
Weighted average common shares outstanding – diluted	13,639,996	13,231,491	13,609,229	13,231,491

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2010	2009
	(Consolidated)
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income	$2,308,184	$1,244,322
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	134,240	14,269
Amortization	187,563	–
Bad debt expense	6,000	315
Share-based compensation expense	27,971	–
Loss on disposal of fixed assets	848	–
Deferred income tax	(25,192)	–
Forgiveness of debt	–	(33,400)
Changes in operating assets and liabilities:
Accounts receivable	(2,732,016)	3,671,331
Inventories	2,350,749	(9,124,729)
Advanced payments	(2,032)	(81,900)
Prepaid expense and other current assets	74,662	24,190
Prepaid income tax	–	355,393
Other assets	(21,188)	–
Accounts payable	911,742	4,797,109
Advance payment from customers	(258,188)	(388,400)
Accrued liabilities	346,785	(718,164)
Income tax payable	690,000	–
Short-term borrowings	(78,444)	–
Long-term debt, current portion	58,366	–
Net cash provided by (used in) operating activities	3,980,050	(239,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(206,807)	(58,939)
Capitalized research and development costs	(964,875)	–
Payment of short-term investments	–	(329,513)
Net cash used in investing activities	(1,171,682)	(388,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	–	(300,600)
Payment of long-term debt	50,882
Net cash provided by (used in) financing activities	50,882	(300,600)

Net increase (decrease) in cash and cash equivalents	2,859,250	(928,716)
Cash and cash equivalents, beginning of period	6,253,529	6,172,569
Cash and cash equivalents, end of period	$9,112,779	$5,243,853

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,927	$–
Income taxes	$970,754	$693,047

Supplemental disclosure of non cash investing activities:
On October 1, 2009, the Company acquired a business, (see Note 4). The following table summarizes the purchase transaction on the date of acquisition:
Purchase price:
Cash	$833,333
Issuance of common shares	478,500
1,311,833
Less: fair value of
Assets acquired (including cash acquired of $233)	(2,177,100)
Liabilities assumed	3,180,375
Excess purchase price over fair value of net assets acquired	2,315,108
Less identifiable intangible assets	2,041,000
Goodwill	$274,108

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP. AND ALL SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q.  The balance sheet is consolidated and unaudited as of March 31, 2010 and audited as of June 30, 2009. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company’s Form 10-K, filed on October 13, 2009. The operating results or cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company evaluated subsequent events through May 14, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

NOTE 2 – BUSINESS OVERVIEW

The Company is engaged in the design, manufacture and sale of broadband high speed wireless data communication products such as third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. The Company focuses primarily on wireless broadband Universal Serial Bus (“USB”) modems, which provide a flexible way for consumers to connect to wireless broadband networks from laptop or desktop computers. The Company’s broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which the Company believes represent a growing market.

The Company’s wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA"), High-Speed Packet Access technology (“HSPA technology”)  of Wideband Code Division Multiple Access (“WCDMA), and Worldwide Interoperability for Microwave Access (“WIMAX”) based on the IEEE 802.16 standard, which enable end users to send and receive email with large file attachments, play interactive games,   receive, send and download high resolution pictures, videos, and music content.

The Company markets its products directly to wireless operators, and indirectly through strategic partners and distributors.  The Company’s global customer base extends primarily from the United States to Caribbean and South American countries.  The Company’s USB modems are certified by Sprint, Comcast Cable, Cox, Clearwire, Time Warner Cable, Cellular South, Mobi PCS, NTELOS, Cincinnati Bell, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador, by CellularOne in Bermuda and by TSTT in Trinidad and Tobago.

In October, 2009, the company opened a branch office in Seoul, South Korea, which operates as a wholly-owned subsidiary of Franklin Wireless.  The office manages certain logistical and administrative efforts for the Company.

On October 1, 2009, the Company completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon Corporation, a South Korean corporation ("Diffon").  The purpose of the acquisition was to acquire a significant interest in a facility in South Korea that will provide design, development and manufacturing services to the Company for high speed wireless data communication products including 3G and 4G wireless modules and modems.  Diffon performs research and development functions and outsources its manufacturing process to third parties. The acquisition involved two separate but related transactions.

In the first transaction the Company entered into a Share Exchange Agreement, dated October 1, 2009 with two major shareholders of Diffon (the "Diffon Shareholders"). The Company issued the Diffon Shareholders an aggregate of 550,000 shares of the Company's Common Stock in exchange for 440,000 shares of capital stock of Diffon, representing approximately 20.1% of the outstanding capital stock of Diffon. Under the Agreement, the Diffon Shareholders, acting together, have an unconditional right of rescission for one year, so that they may elect to return the Company Common Stock received by them and receive the Diffon shares in return. On February 27, 2010, the Company announced the revocation of the right of rescission, which terminated the Diffon Shareholders’ right to return the Company Common Stock received by them for the Diffon shares in return.

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

The Company accounted for the acquisition under the purchase method of accounting in accordance with the provisions of ASC 805, “Business Combinations.”  Under this accounting method, the Company recorded at fair value the acquired assets of Diffon less the liabilities assumed, with the excess of the purchase price over the estimated fair value of such net assets reflected as goodwill. The Company’s consolidated statement of operations includes the operations of Diffon from the date of acquisition.

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

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the nine months ended March 31, 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of March 31, 2010.

Segment Reporting

ASC 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments.  The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.  The Company has one reportable segment, consisting of the sale of wireless access products.

The Company generates revenues from three geographic areas which consist of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2010	2009	2010	2009
Unites States	$31,335,496	$1,352,394	$59,809,928	$6,056,927
Caribbean and South America	290,450	1,960,157	1,495,500	8,123,932
Asia	1,800	–	624,480	–
Totals	$31,627,746	$3,312,551	$61,929,908	$14,180,859

Long-lived assets:	March 31, 2010	June 30, 2009
United States	$114,622	$89,807
Asia	3,940,688	–
Totals	$4,055,310	$89,807

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers or when the products are received by the customers in accordance with shipping or delivery terms. The Company provides a factory warranty for one year from the shipment, which is covered by its vendor under the purchase agreement between the Company and the vendor.

Research and Development Costs

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company’s products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. As of March 31, 2010, research and development expenses are capitalized in the amount of $964,875 and included in intangible assets in the Company’s consolidated balance sheet.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs amounted to $68,010 and $15,682 for the three months ended March 31, 2010 and 2009, respectively, and $112,466 and $35,322 for the nine months ended March 31, 2010 and 2009 respectively.

Shipping and Handling Costs

Most of the Company’s shipping and handling costs are paid by customers or suppliers directly to the shipping locations.  The Company generally does not collect and incur shipping and handling costs.  As a result, the Company did not incur any significant shipping and handling costs for the nine months ended March 31, 2010.

Cash and Cash Equivalents

For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

The Company’s inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.  The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company does not maintain an allowance for inventories for potential excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

Property and Equipment

Property and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Building	40 years
Machinery	6 years
Office equipment	5 years
Molds	3 years
Vehicles	5 years
Computers and software	5 years
Furniture and fixtures	7 years
Facilities	5 years
Construction-in-progress	Capitalized

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

Goodwill and Intangible Assets

On October 1, 2009, the Company acquired approximately 50.6% of the outstanding capital stock of Diffon, which provides design, development and manufacturing services to the company for high speed wireless data communication products including 3G and 4G wireless modules and modems.  In accordance with ASC 805, “Business Combinations,” the Company has identified and determined the fair values of the following intangible assets of Diffon, on October 1, 2009, the date of acquisition.

Complete technology	$490,000	3 years
Customer contracts / Relationships	1,121,000	8 years
In progress research and development	430,000	Capitalized
Total	$2,041,000

Amortization expense associated with the intangible assets of Diffon was $187,563 for the nine months ended March 31, 2010.

Goodwill and intangible assets are recorded in connection with the Diffon acquisition and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition.

Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in the Company’s strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

As of March 31, 2010, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Warranties

The Company does not allow the right of return on product sales but provides a factory warranty for one year from the date of purchase by consumers, which is covered by its vendors. These products are shipped directly from its vendors to customers. As a result, the Company does not accrue any warranty expenses.

Income Taxes

The Company follows ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities or the expected future tax consequences of events that have been included in the financial statements or tax returns.   Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Based on the assessment, management believes that the Company is more likely than not to fully realize its deferred tax assets in U.S.  As such, no valuation allowance has been established related to the Company’s US operations.  For the Company’s operations in Korea through its subsidiaries, the Company recorded a full valuation allowance on the deferred tax assets based on management’s assessment that it is more likely than not that the Company will not be able to fully utilize the deferred tax assets.

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

As of March 31, 2010, the Company has no material unrecognized tax benefits. The Company recorded an income tax provision of approximately $1.6 million for the nine months ended March 31, 2010.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Basic weighted average shares outstanding	13,548,339	13,231,491	13,517,572	13,231,491
Dilutive potential common shares	91,657	-	91,657	-
Diluted weighted average shares outstanding	13,639,996	13,231,491	13,609,229	13,231,491

Concentrations of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.  No reserve was required or recorded for any of the periods presented.

Substantially all of the Company’s revenues are derived from sales of wireless data products.  Any significant decline in market acceptance of its products or in the financial condition of its existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. For the nine months ended March 31, 2010, one customer accounted for 79.3% of total net sales and had related accounts receivable balances in the amounts of $4,692,240, or 82.5% of total accounts receivable, as of March 31, 2010.

The Company purchases most of its wireless products from a design and manufacturing company located in South Korea. If the design and manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  The Company purchased wireless data products from the supplier in the amounts of $50,353,742 (98.4% of total purchase) and $19,247,678 for the nine months ended March 31, 2010 and 2009, respectively, and had related accounts payable of $4,687,553 and $8,825,572 at March 31, 2010 and 2009, respectively. On November 2, 2009, the Company received a written notice from one of its suppliers to terminate its agreement with the Company, effective January 5, 2010.

The Company maintains its cash accounts with established commercial banks.  Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

Recent Accounting Pronouncements

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company’s management evaluated all events or transactions that occurred after March 31, 2010 up through May 14, 2010, the date the Company issued the financial statements.  During these periods, the Company did not have any material recognizable subsequent events required to be disclosed to the financial statements as of March 31, 2010 or for the nine and three months ended March 31, 2010.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition for multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company does not believe the adoption of this guidance will have a material impact to the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact to the Company’s consolidated financial statements.

NOTE 4 – ACQUISITION

On October 1, 2009, the Company completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon.  The purpose of the acquisition was to support the Company’s research and development of its current products including future products.  The condensed consolidated financial statements include the results of Diffon from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

	October 1, 2009

Current assets		$1,054,797
Property, plant & equipment, net		1,075,240
Goodwill		274,108
Intangible assets:
Complete technology	$490,000
In process research and development	430,000
Customer contracts/relationships	1,121,000
Total intangible assets		2,041,000
Other long-term assets		47,063

Current liabilities		(1,141,553)
Deferred tax liability		(489,840)
Long-term liabilities		(268,260)
Non-controlling interest		(1,280,722)
Total purchase price		$1,311,833

The purchase price allocation has been prepared on a preliminary basis based on the information that was available to the Company at the time the condensed consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation may result as additional information becomes available.

In determining the purchase price allocation, management considered, among other factors, the Company’s intention to use the acquired assets. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
Land	$96,755	$–
Building	355,548	–
Machinery and facility	475,365	–
Office equipment	314,055	131,846
Molds	210,124	–
Vehicle	41,598	–
Construction-in-progress	140,608	–
	1,634,053	131,846
Less accumulated depreciation	(397,055)	(42,039)
Total	$1,236,998	$89,807

Depreciation expense associated with property and equipment was $134,240 and $14,269 for the nine months ended March 31, 2010 and 2009, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities at March 31, 2010, and June 30, 2009, consisted of the following:

	March 31, 2010	June 30, 2009
Salaries and vacation accrual	$275,076	$46,995
Deferred rent payable	12,940	16,655
Marketing development fund	32,625	–
Other accrued liabilities	365,194	46,147
Total	$685,835	$109,797

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $80,778 and $80,778 for the nine months ended March 31, 2010 and 2009, respectively.

Right of Rescission

Two shareholders, who acquired an aggregate of 550,000 shares of the Company's Common Stock in exchange for 440,000 shares of Common Stock of Diffon Corporation, had an unconditional right of rescission for one year, so that at any time prior to October 1, 2010 they may have elected to return the Company Common Stock received by them and receive the Diffon shares in return. On February 27, 2010, the Company announced the revocation of the right of rescission, which terminated the Diffon Shareholders’ right to return the Company Common Stock received by them for the Diffon shares in return.

Litigation

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

Co-Development, Co-Ownership and Supply Agreement

In January 2005, the Company entered into a manufacturing and supply agreement (the "Agreement") with C-Motech for the manufacture of its products. Under the Agreement, C-Motech was required to provide the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service. The Agreement provided exclusive rights to market and sell wireless data products in countries in North America, the Caribbean, and South America. Furthermore, the Agreement provided that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech was responsible for design, development, testing, CDG certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Modules designed with MSM 5500 dual band products. On January 30, 2007, C-Motech also certified that the Company had the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.

The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renewed for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. On November 2, 2009, C-Motech provided a written notice to terminate the agreement effective January 5, 2010. Following this date, C-Motech continues to supply the Company with certain products (primarily the U300 and U301 USB modems). In addition, C-Motech owns 3,370,356 shares, or approximately 24.5%, of the Company's outstanding Common Stock.

Change of Control Agreements

On September 21, 2009, the Company entered into Change of Control Agreements (“Agreements”) with OC Kim, President, David Yun Lee, Chief Operating Officer, and Yong Bae Won, Vice President-Engineering. The Agreements provide for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of common stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any twelve-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

NOTE 8 – STOCK-BASED COMPENSATION

On June 11, 2009, the Company adopted the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan provided for the grant of incentive stock options and non-qualified stock options to the Company’s employees and directors. Options granted under the 2009 Plan generally vest and become exercisable at the rate of between 50% and 100% per year with a life between four and five years. Upon exercise of granted options, shares are expected to be issued from new shares previously registered for the 2009 Plan.

On March 17, 2010, the Company also adopted the 2010 Stock Incentive Plan (“2010 Plan”).  The 2010 Plan provided for the grant of incentive stock options only to the Company’s employees.  Options granted under the 2010 Plan generally vest and become exercisable at the rate of 33% per year with a life of five years. Upon exercise of granted options, shares are expected to be issued from new shares previously registered for the 2009 Plan.

The Company adopted ASC 718, “Compensation – Stock Compensation,” using a modified prospective application, and the Black-Scholes model. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the nine months ended March 31, 2010 was $27,971 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the nine months ended March, 2010 was $0.

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

A summary of the status of the Company’s stock options is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding at June 30, 2009	447,500	$0.45	-	-
Granted	200,000	1.35	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-

Outstanding at March 31, 2010	647,500	$0.73	1.6	$874,488

Exercisable at March 31, 2010	-	$-	-	$-
Vested and Expected to Vest at March 31, 2010	-	$-	-	$-

The weighted-average grant-date fair value of stock options granted for nine months ended March 31, 2010 was $0.23 per share. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.10 as of March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2010, there was $57,742 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.6 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company purchased wireless data products in the amount of $50,353,742, or 98.4% of total purchases, from C-Motech Co. Ltd., for the nine months ended March 31, 2010 and had related accounts payable of $4,687,553 as of March 31, 2010.  C-Motech owns 3,370,356 shares, or approximately 24.5%, of the Company’s outstanding Common Stock. Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., who has served as a director of the Company since September 2006, resigned from the Board of Directors on May 7, 2010.

NOTE 10 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company’s management evaluated all events or transactions that occurred after March 31, 2010 up through May 14, 2010, the date the financial statements were available to be issued.  During these periods, the Company did not have any material recognizable subsequent events required to be disclosed to the financial statements as of March 31, 2010 and for the nine and three months ended March 31, 2010.

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

BUSINESS OVERVIEW

The Company is engaged in the design, manufacture and sale of broadband high speed wireless data communication products such as third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. The Company focuses primarily on wireless broadband Universal Serial Bus (“USB”) modems, which provide a flexible way for consumers to connect to wireless broadband networks from laptop or desktop computers. The Company’s broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which the Company believes represent a growing market.

The Company’s wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA"), High-Speed Packet Access technology (“HSPA technology”)  of Wideband Code Division Multiple Access (“WCDMA), and Worldwide Interoperability for Microwave Access (“WIMAX”) based on the IEEE 802.16 standard, which enable end users to send and receive email with large file attachments, play interactive games,   receive, send and download high resolution pictures, videos, and music content.

The Company markets its products directly to wireless operators and indirectly through strategic partners and distributors.  Its global customer base extends primarily from the United States to Caribbean and South American countries.  The Company’s Universal Serial Bus (“USB”) modems are certified by Sprint, Comcast Cable, Cox, Time Warner Cable, Cellular South, Mobi PCS, NTELOS, Cincinnati Bell, and ACS in the United States, by IUSACELL in Mexico, by Telefonica and Movilnet in Venezuela, by Centennial in Puerto Rico, by Alegro in Ecuador, by CellularOne in Bermuda and by TSTT in Trinidad and Tobago.

In October, 2009, the company opened a branch office in Seoul, South Korea, which operates as a wholly-owned subsidiary of Franklin Wireless.  The office manages certain logistical and administrative efforts for the Company.

On October 1, 2009, the Company completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon Corporation, a South Korean corporation ("Diffon").  The purpose of the acquisition was to support the Company’s research and development of its current products including future products. Diffon performs research and development functions and outsources its manufacturing process to third parties.  The acquisition involved two separate but related transactions.

In the first transaction the Company entered into a Share Exchange Agreement, dated October 1, 2009 with two major shareholders of Diffon (the "Diffon Shareholders"). The Company issued the Diffon Shareholders an aggregate of 550,000 shares of the Company's Common Stock in exchange for 440,000 shares of capital stock of Diffon, representing approximately 20.1% of the outstanding capital stock of Diffon. Under the Agreement, the Diffon Shareholders, acting together, have an unconditional right of rescission for one year, so that they may elect to return the Company Common Stock received by them and receive the Diffon shares in return. On February 27, 2010, the Company announced the revocation of the right of rescission, which terminated the Diffon Shareholders’ right to return the Company Common Stock received by them for the Diffon shares in return.

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

The Company accounted for the acquisition under the purchase method of accounting in accordance with the provisions of ASC 805, “Business Combinations.”  Under this accounting method, the Company recorded at fair value the assets of Diffon less the liabilities assumed, with the excess of the purchase price over the estimated fair value of such net assets reflected as goodwill. The Company’s consolidated statement of operations includes the operations of Diffon from the date of acquisition.

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

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the nine months ended March 31, 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of March 31, 2010.

Segment Reporting

ASC 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments.  The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.  The Company has one reportable segment, consisting of the sale of wireless access products.

The Company generates revenues from three geographic areas which consist of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2010	2009	2010	2009
Unites States	$31,335,496	$1,352,394	$59,809,928	$6,056,927
Caribbean and South America	290,450	1,960,157	1,495,500	8,123,932
Asia	1,800	–	624,480	–
Totals	$31,627,746	$3,312,551	$61,929,908	$14,180,859

Long-lived assets:	March 31, 2010	June 30, 2009
United States	$114,622	$89,807
Asia	3,940,688	–
Totals	$4,055,310	$89,807

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, the Company recognizes revenues from product sales upon shipment of the product to the customers or when the products are received by the customers in accordance with shipping or delivery terms. The Company provides a factory warranty for one year from the shipment, which is covered by its vendor under the purchase agreement between the Company and the vendor.

Inventories

The Company’s inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.  The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company may maintain an allowance for inventories for potential excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in the Company’s strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

As of March 31, 2010, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2010 and 2009, selected statements of operations data expressed as a percentage of sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.5%	76.2%	87.2%	73.5%
Gross profit	13.5%	23.8%	12.8%	26.5%

Operating expenses:
Selling, general and administrative expenses	6.5%	16.0%	6. 6%	15.2%
Total operating expenses	6.5%	16.0%	6.6%	15.2%

Income from operations	7.0%	7.8%	6.2%	11.3%

Other income (expense), net	0.2%	0.5%	0.2%	0.7%

Net income before income taxes	7.2%	8.3%	6.4%	12.0%

Provision for income taxes	(3.1%)	(6.3%)	(2.7%)	(3.2%)

Minority interest	0.2	–	–	–
Net income	4.3%	2%	3.7%	8.8%

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

THREE MONTHS ENDED MARCH 31, 2010
COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Net sales

Net sales increased by $28,315,195, or 854.8%, to $31,627,746, for the three months ended March 31, 2010 from $3,312,551 for the corresponding period of 2009. The overall increase in net sales was primarily due to increased demand for the Company's dual-mode (3G and 4G) wireless USB modems.

For the three months ended March 31, 2010, the net sales by geographic region, consisting primarily of Caribbean and South American countries, the United States and Asia, were $290,450, (0.9% of net sales), $31,335,496 (99.1% of net sales) and $1,800 (0.0% of net sales), respectively. For the corresponding period of 2009, net sales by geographic region were $1,960,157, (59.2% of net sales), $1,352,394 (40.8% of net sales) and $0 (0% of net sales) respectively.

Net sales in the South America and Caribbean regions decreased by $1,669,707, or 85.2%, to $290,450 for the three months ended March 31, 2010 from $1,960,157 for the corresponding period of 2009. This reflects increased market competition as well as the general nature of sales in these regions, which often fluctuate significantly from quarter to quarter due to the timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $29,983,102, or 2,217.0%, to $31,335,496, for the three months ended March 31, 2010 from $1,352,394 for the corresponding period of 2009. The increase in net sales was primarily due to increased demand for the Company's dual-mode (3G and 4G) wireless USB modems. Net sales in the Asia region increased by $1,800 to $1,800 for the three months ended March 31, 2010 from $0 for the corresponding period of 2009. The increase is due to including $1,800 in net sales from Diffon. Beginning with the period ending December 31, 2009, Diffon's financial results were consolidated with those of the Company following the Company's acquisition of approximately 50.6% of Diffon's outstanding capital stock on October 1, 2009. Because of this, the period ending March 31, 2009 did not include any net sales from Diffon.

Gross profit

Gross profit increased by $3,474,355, or 439.8%, to $4,264,265 for the three months ended March 31, 2010 from $789,910 for the corresponding period of 2009. The increase was primarily due to the change in net sales as discussed above. The gross profit in terms of net sales percentage was 13.5% for the three months ended March 31, 2010 compared to 23.8% for the corresponding period of 2009. The gross profit decrease in terms of net sales percentage was primarily due to the significant increase in sales to carrier customers in the United States, whose gross profit in terms of net sales percentage was 13.4% and accounted for 99.1% of total net sales for the three months ended March 31, 2010. The decrease in sales in the South America and Caribbean regions also negatively affected the gross profit in terms of net sales percentage. The carrier customers in the United States generally purchase greater quantities of products than those in South America and the Caribbean, which is why the gross profit in terms of net sales percentage is lower for the three months ended March 31, 2010.

Selling, general, and administrative

Selling, general, and administrative expenses increased by $1,516,446, or 284.9%, to $2,048,718 for the three months ended March 31, 2010 from $532,272 for the corresponding period of 2009. The increase was primarily due to the consolidation of the Diffon expenses, which accounted for $572,382 of the increase. The remainder of the increase was due to several factors including headcount growth, accounting and legal fees, travel, marketing expense and the opening of the branch office in Seoul, South Korea.

Other income (expense), net

Other income (expense) increased by $37,572, or 242.6%, to $53,062 for the three months ended March 31, 2010 from $15,490 for the corresponding period of 2009. The increase is primarily due to increased interest income resulting from higher balances for cash and cash equivalents.

NINE MONTHS ENDED MARCH 31, 2010
COMPARED TO NINE MONTHS ENDED MARCH 31, 2009

Net sales

Net sales increased by $47,749,049, or 336.7%, to $61,929,908, for the nine months ended March 31, 2010 from $14,180,859 for the corresponding period of 2009. The overall increase in net sales was primarily due to increased demand for the Company's dual-mode (3G and 4G) wireless USB modems.

For the nine months ended March 31, 2010, the net sales by geographic region, consisting primarily of Caribbean and South American countries, the United States and Asia, were $1,495,500 (2.4% of net sales), $59,809,928 (96.6% of net sales) and $624,480 (1.0% of net sales), respectively. For the corresponding period of 2009, net sales by geographic region were $8,123,932 (57.3% of net sales), $6,056,927 (42.7% of net sales) and $0 (0% of net sales) respectively.

Net sales in the South America and Caribbean regions decreased by $6,628,432, or 81.6%, to $1,495,500 for the nine months ended March 31, 2010 from $8,123,932 for the corresponding period of 2009. This reflects increased market competition, the decline in purchasing power of consumers, as well as the general nature of sales in these regions which often fluctuate significantly from quarter to quarter due to the timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $53,753,001, or 887.5%, to $59,809,928, for the nine months ended March 31, 2010 from $6,056,927 for the corresponding period of 2009. The increase in net sales was primarily due to increased demand for the Company's dual-mode (3G and 4G) wireless USB modems. Net sales in the Asia region increased by $624,480 to $624,480 for the nine months ended March 31, 2010 from $0 for the corresponding period of 2009. The increase is due to including $624,481 in net sales from Diffon. Beginning with the period ending December 31, 2009, Diffon's financial results were consolidated with those of the Company following the Company's acquisition of approximately 50.6% of Diffon's outstanding capital stock on October 1, 2009. Because of this, the nine month period ending March 31, 2009 did not include any net sales from Diffon.

Gross profit

Gross profit increased by $4,182,456, or 111.5%, to $7,933,555 for the nine months ended March 31, 2010 from $3,751,099 for the corresponding period of 2009. The increase was primarily due to the change in net sales as discussed above. The gross profit in terms of net sales percentage was 12.8% for the nine months ended March 31, 2010 compared to 26.5% for the corresponding period of 2009. The gross profit decrease in terms of net sales percentage was primarily due to the significant increase in sales to carrier customers in the United States, whose gross profit in terms of net sales percentage was approximately 11.4% and accounted for 96.6% of total net sales for the nine months ended March 31, 2010. The decrease in sales in the South America and Caribbean regions also negatively affected the gross profit in terms of net sales percentage. The carrier customers in the United States generally purchase greater quantities of products than those in South America and the Caribbean, which is why the gross profit in terms of net sales percentage is lower. The sales from the Asia region were primarily made up of engineering service revenues, which positively affected the gross profit in terms of net sales percentage for the nine months ended March 31, 2010.

Selling, general, and administrative

Selling, general, and administrative expenses increased by $1,934,109, or 90.0%, to $4,083,715 for the nine months ended March 31, 2010 from $2,149,606 for the corresponding period of 2009. The increase was primarily due to the consolidation of the Diffon expenses, which accounted for $1,120,230 of the increase. A decrease in commission expense partially offset higher payroll expense (due to headcount growth), accounting and legal fees, travel, marketing expense and the opening of the branch office in Seoul, South Korea.

Other income (expense), Net

Other income (expense) decreased by $5,672, or 5.4%, to $99,810 for the nine months ended March 31, 2010 from $105,482 for the corresponding period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2,859,250 to $9,112,779 as of March 31, 2010 compared to $6,253,529 as of June 30, 2009.

Operating activities

Net cash provided by operating activities was $3,980,050 and net cash used by operating activities was $239,664 for the nine months ended March 31, 2010, and 2009, respectively.  The increase in cash generated is primarily due to the increase in net income and decreases in inventory, which were partially offset by the increase in accounts receivable and decrease in accounts payable.

Investing activities

Net cash used in investing activities was $1,171,682 and $388,452 for the nine months ended March 31, 2010, and 2009. The increase in cash used is primarily due to the capitalization of certain R&D expenses for Diffon.

Financing activities

Net cash generated in financing activities was $50,882 and net cash used was $300,600 for the nine months ended March 31, 2010, and 2009. Net cash used in financing activities for the nine months ended March 31, 2009 was due to the payment of a note payable to a stockholder.

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

Operating Leases

The Company leases its administrative facilities under a non-cancelable operating lease that expires on August 31, 2011. In addition to the minimum annual rental commitments, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $80,778 and $80,778 for the nine months ended March 31, 2010 and 2009, respectively.

Right of Rescission

Two shareholders, who acquired an aggregate of 550,000 shares of the Company's Common Stock in exchange for 440,000 shares of Common Stock of Diffon Corporation, had an unconditional right of rescission for one year, so that at any time prior to October 1, 2010 they may have elected to return the Company Common Stock received by them and receive the Diffon shares in return. On February 27, 2010, the Company announced the revocation of the right of rescission, which terminated the Diffon Shareholders’ right to return the Company Common Stock received by them for the Diffon shares in return.

Litigation

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have any material adverse effect on its financial condition.

Co-Development, Co-Ownership and Supply Agreement

In January 2005, the Company entered into a manufacturing and supply agreement (the "Agreement") with C-Motech for the manufacture of its products. Under the Agreement, C-Motech was required to provide the Company with services including all licenses, component procurement, final assembly, testing, quality control, fulfillment and after-sale service. The Agreement provided exclusive rights to market and sell wireless data products in countries in North America, the Caribbean, and South America. Furthermore, the Agreement provided that the Company is responsible for marketing, sales, field testing, and certifications of these products to wireless service operators and other commercial buyers within a designated territory, and C-Motech was responsible for design, development, testing, CDG certification, and completion of these products. Under the Agreement, products include all access devices designed with Qualcomm's MSM 5100, 5500, 6500, and 6800 chipset solutions provided or designed by C-Motech or both companies. Both companies own the rights to the products: USB modems, Card Bus, PCI Bus and Modules designed with MSM 5500 dual band products. On January 30, 2007, C-Motech also certified that the Company had the exclusive right to sell CDU-680 EVDO USB modems directly and indirectly in these territories. This agreement may be amended or supplemented by mutual agreement of the parties, as is necessary to document the addition of any new products.

The initial term of the Agreement was for two years, commencing on January 5, 2005. The agreement automatically renewed for successive one year periods unless either party provides a written notice to terminate at least sixty days prior to the end of the term. On November 2, 2009, C-Motech provided a written notice to terminate the agreement effective January 5, 2010. Following this date, C-Motech continues to supply the Company with certain products (primarily the U300 and U301 USB modems). In addition, C-Motech owns 3,370,356 shares, or approximately 24.5%, of the Company's outstanding Common Stock.

Change of Control Agreements

On September 21, 2009, the Company entered into Change of Control Agreements (“Agreements”) with OC Kim, President, David Yun Lee, Chief Operating Officer, and Yong Bae Won, Vice President-Engineering. The Agreements provide for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of common stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any twelve-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” the Company is not required to respond to this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently involved in any material legal proceedings. The Company is, from time to time, involved in routine legal proceedings and claims arising in the ordinary course of business.

ITEM 1A.  RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the SEC on October 13, 2009 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.”  You should carefully consider the risk factors discussed in our Annual Report, as well as the other information in this quarterly report.  Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

By:	/s/ OC Kim
OC Kim
President and Acting Chief Financial Officer

Dated: May 17, 2010