Form 10-K
period 2010-06-30
FRANKLIN WIRELESS CORP
filed 2010-10-12
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2010

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2009, as reported by The OTC Bulletin Board, was approximately $9,228,169.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 11,977,807 shares of common stock outstanding as of October 12, 2010.

FRANKLIN WIRELESS CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2010

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we", "us", "our", “Franklin”, “Franklin Wireless”, or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2010 and fiscal 2009 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

PART I

ITEM 1.  BUSINESS.

BUSINESS OVERVIEW

We are engaged in the design, manufacture and sale of broadband high speed wireless data communication products such as third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. We focus primarily on wireless broadband Universal Serial Bus (“USB”) modems, which provide a flexible way for consumers to connect to wireless broadband networks from laptop or desktop computers. Our broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market.

Our wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA"), High-Speed Packet Access technology (“HSPA technology”) of Wideband Code Division Multiple Access (“WCDMA), Worldwide Interoperability for Microwave Access (“WiMAX”) based on the IEEE 802.16 standard and Long Term Evolution (LTE) which enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution pictures, videos and music content.

We market our products directly to wireless operators, and indirectly through strategic partners and distributors.  Our global customer base extends primarily from the United States to South American and Caribbean countries.  Our USB modems are certified by Sprint, Comcast Cable, Cox, Clearwire, Time Warner Cable and other wireless operators located in the United States and also by wireless operators located in other Caribbean and South American countries.

On October 1, 2009, we completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon Corporation, a South Korean corporation ("Diffon").  The purpose of the acquisition was to acquire a significant interest in a facility in South Korea that provides design, development and manufacturing services to the Company for high speed wireless data communication products including 3G and 4G wireless modules and modems.  Diffon performs research and development functions and outsources its manufacturing process to third parties. The acquisition involved two separate but related transactions.

In the first transaction, we entered into a Share Exchange Agreement, dated October 1, 2009, with two major shareholders of Diffon (the "Diffon Shareholders"). We issued the Diffon Shareholders an aggregate of 550,000 shares of the Company's Common Stock in exchange for 440,000 shares of capital stock of Diffon, representing approximately 20.1% of the outstanding capital stock of Diffon. Under the Agreement, the Diffon Shareholders, acting together, have an unconditional right of rescission for one year, so that they may elect to return the Company’s Common Stock received by them and receive the Diffon shares in return. On February 27, 2010, we announced the revocation of the right of rescission, which terminated the Diffon Shareholders’ right to return the Company’s Common Stock received by them for the Diffon shares in return.

In the second transaction, pursuant to a Common Stock Purchase Agreement dated October 1, 2009, we purchased 666,667 newly-issued shares of Diffon, representing approximately 30.5% of the outstanding capital stock of Diffon after giving effect to the issuance, for cash in the amount of $833,333. The Agreement provides that at the Closing the Board of Directors of Diffon will be fixed at five directors, including two directors to be designated by the Company. The Company, Diffon and the Diffon Shareholders entered into a Shareholders' Agreement concerning ownership of the Diffon shares and certain other matters.

We accounted for the acquisition under the purchase method of accounting in accordance with the provisions of ASC 805, “Business Combinations.”  Under this accounting method, the company recorded at fair value the acquired assets of Diffon less the liabilities assumed, with the excess of the purchase price over the estimated fair value of such net assets reflected as goodwill. Our consolidated statement of operations includes the operations of Diffon from the date of acquisition.

On October 15, 2009, we opened a branch office in Seoul, South Korea, through a wholly-owned subsidiary of Franklin Wireless. The office manages certain logistical and administrative efforts for the Company.

OUR STRUCTURE

We incorporated in 1982 in California and reincorporated in Nevada on January 2, 2008.  The reincorporation had no effect on the nature of our business or our management. Our headquarters office is located in San Diego, California. The office is principally composed of marketing, sales, operations, finance and administrative support. It is responsible for all customer-related activities, such as marketing communications, product planning, product management and customer support, along with sales and business development activities on a worldwide basis.

On October 1, 2009, we completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon Corporation, a South Korean corporation ("Diffon"). Diffon provides design, development and manufacturing services to the Company for certain of its high speed wireless data communications products including 3G and 4G wireless modems, routers and modules.

ASC 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments.  We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.  We have one reportable segment, consisting of the sale of wireless access products. We generate revenues from three geographic areas which consist of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2010	2009
United States	$98,404,968	$14,334,956
Caribbean and South America	2,858,225	9,665,548
Asia	634,926	–
Totals	$101,898,119	$24,000,504

Long-lived assets, net:	June 30, 2010	June 30, 2009
United States	$110,913	$89,807
Asia	3,733,292	–
Totals	$3,844,205	$89,807

OUR PRODUCTS

We were the world’s first supplier of both CDMA EVDO Rev A and dual-mode (CDMA Rev A/WiMAX) Universal Serial Bus (USB) modems. Our mobile broadband and data products include a variety of wireless USB modems as well as Wi-Fi “hotspot” routers (which operate over WiMAX or CDMA networks) and embedded modules. Our products provide consumers with an easy and convenient way in which to wirelessly connect to the Internet from laptop or desktop computers. These high-speed devices support the viewing of web pages, sending and receiving email with large file attachments, as well as downloading pictures, videos and music content.  Our products are based on widely deployed cellular technologies and operate across 3G and 4G networks including:

o
Code Division Multiple Access (“CDMA”) technology 1xEVDO – Evolution-Data Optimized technology in both Rev 0 and Rev A releases. Rev 0 modems have a download speed of up to 2.4 megabits per second (Mbps) and the Rev A products achieve broadband like speeds of 3.1 Mbps.

o
High Speed Packet Access (“HSPA”) based on the Universal Mobile Telecommunications System standard or sometimes referred to as Wideband Code Division Multiple Access (“WCDMA”) technology. This technology allows download speeds of up to 14.4 Mbps.

o	Worldwide Interoperability for Microwave Access (“WiMAX”) based on the IEEE 802.16 standard.
o	Long Term Evolution (LTE) is a 4G mobile broadband standard.

The following are representative selections of our current CDMA, HSPA, WiMax and LTE wireless data products:

USB MODEMS:

o
Dual-mode (3G and 4G) USB modems:  These devices, when plugged into the Universal Serial Bus (USB) port of laptop or desktop computers, provide an easy and convenient way for consumers to connect to 3G or 4G wireless broadband networks.

o	Single mode USB modems: Operate over a variety of networks including CDMA EVDO Rev A and HSPA.

STAND-ALONE MODEMS:

o	For Machine-to-Machine and other vertical markets with a need for an Internet connection, such as a kiosk or other remote location, where no cable or DSL service exists.

ROUTERS:

o	Hotspot Routers: Embedded Wi-Fi hotspot routers that operate over CDMA EVDO Rev A or WiMAX Wave II networks.

MODULES:

o
Embedded Modules:  In general, these are single mode devices whose primary market is original equipment manufacturers (OEMs) who seek a reliable embedded module solution for their wireless data applications.

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors who are located primarily in the United States, South America and the Caribbean regions.  The Company’s USB modems are certified by Sprint, Comcast Cable, Cox, Clearwire, Time Warner Cable and other wireless operators located in the United States and also by wireless operators located in other Caribbean and South American countries.

SALES AND MARKETING

We market and sell our products primarily to wireless operators located in the United States, South America and the Caribbean regions mainly through our internal, direct sales organization and to a lesser degree, indirectly through strategic partners and distributors.  The sales process is supported with a range of marketing activities including trade shows, product marketing and public relations.

All of our wireless devices must pass Federal Communications Commission (FCC) testing in order to be sold in United States markets. CDMA Development Group (“CDG”) test certifications are required in order to launch CDMA wireless data products with wireless operators in North America, the Caribbean and South America, and PCS Type Certification Review Board (“PTCRB”) test certifications are required for HSPA wireless data products.  Certifications are issued as being a qualifier of CDG1, CDG 2 and CDG 3 as well as PTCRB.

RESEARCH AND DEVELOPMENT

On October 1, 2009, we completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon Corporation, a South Korean corporation.  The purpose of the acquisition was to acquire a significant interest in a facility in South Korea that provides design, development and manufacturing services to us for high speed wireless data communication products including 3G and 4G wireless modules and modems.  Diffon performs research and development functions and outsources its manufacturing process to third parties.

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2010, the manufacturing of our products was contracted out to C-Motech Co. Ltd. (“C-Motech”), an electronics manufacturing company, located in South Korea and to other manufacturing companies located in various parts of Asia outsourced through Diffon.

In January 2005, we entered into a manufacturing and supply agreement with C-Motech for the manufacture of our products. On November 2, 2009, C-Motech provided a written notice to terminate the agreement effective January 5, 2010.  Following this date, C-Motech continues to supply the Company with certain products.

EMPLOYEES

As of June 30, 2010, we employed approximately 58 employees. We also use the services of consultants and contract workers from time to time.  Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

ITEM 1A:  RISK FACTORS.

The following risk factors do not purport to be a complete explanation of the risks involved in our business.

WE MAY NEED ADDITIONAL FINANCING DUE TO LIMITED RESOURCES.  Our financial resources are limited, and the amount of funding that is required to develop and commercialize our products and technologies is highly uncertain.  Adequate funds may not be available when needed or on terms satisfactory to us.  Lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our development and commercialization programs.  We may seek additional financing through the issuance of equity or convertible debt securities.  The percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our Common Stock.  There can be no assurance that additional financing will be available on terms favorable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of desirable acquisition opportunities, develop or enhance services or products or respond to competitive pressures.  Such inability could have a materially adverse effect on our business, results of operations and financial conditions.

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

o	The diversion of management’s attention and resources;
o	Our relationships with customers may be adversely affected; and,
o	We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

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

 THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSLY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.  We depend on a small number of customers for a significant portion of our revenues.  For the year ended June 30, 2010, net revenues from one customer, Sprint, represented the substantial majority of our consolidated net sales. If this customer were to reduce its business with us, our revenues and profitability could decline, perhaps materially.

OUR PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES. Due to our limited capital resources, we often experience long-lead times to ship products to our customers, often in excess of 45 days. This could cause us to lose customers, who may be able to secure faster delivery times from our competitors, and require us to maintain higher levels of working capital.

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

 ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We lease approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $9,469, and the lease expires on August 31, 2011. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs.

We own approximately 10,000 square feet of office space, consisting of land and building, in Korea, and we have the right to sell, rent, mortgage, or transfer the property.  The property is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs.

 ITEM 3.  LEGAL PROCEEDINGS.

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On June 18, 2009, MSTG, Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including devices provided by the Company, infringe on U.S. Patent Nos. 5,920,551; 6,198,936 and 6,438,113. All of the Company provided devices were purchased by the Company from one of its suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of June 30, 2010, this legal proceeding is pending, but we do not expect it to have a material adverse effect on our financial condition.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Share of our Common Stock are quoted and traded on the OTC Bulletin Board" under the trading symbol "FKWL.OB". The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported during the years ending June 30, 2010 and 2009. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

	High	Low
Year Ended June 30, 2010
First Quarter	$1.01	$0.57
Second Quarter	$2.50	$0.75
Third Quarter	$2.20	$1.10
Fourth Quarter	$2.45	$1.97

Year Ended June 30, 2009
First Quarter	$1.99	$1.40
Second Quarter	$1.45	$0.34
Third Quarter	$0.79	$0.35
Fourth Quarter	$0.70	$0.33

We have one class of common stock.  As of June 30, 2010, we have approximately 788 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, it is impossible to estimate the total number of beneficial holders represented by these record holders.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” below.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

BUSINESS OVERVIEW

We are engaged in the design, manufacture and sale of broadband high speed wireless data communication products such as third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. We focus primarily on wireless broadband Universal Serial Bus (“USB”) modems, which provide a flexible way for consumers to connect to wireless broadband networks from laptop or desktop computers. Our broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represent a growing market.

We market and sell our products through two channels: Directly to wireless operators, and indirectly through strategic partners and distributors.  Our global customer base extends primarily from the United States to South American and Caribbean countries.  Our USB modems are certified by Sprint, Comcast Cable, Cox, Clearwire, Time Warner Cable and other wireless operators located in the United States and also by wireless operators located in other Caribbean and South American countries.

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

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the twelve months ended June 30, 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of June 30, 2010.

Segment Reporting

ASC 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments.  We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.  We have one reportable segment, consisting of the sale of wireless access products.

We generate revenues from three geographic areas which consist of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2010	2009
United States	$98,404,968	$14,334,956
Caribbean and South America	2,858,225	9,665,548
Asia	634,926	–
Totals	$101,898,119	$24,000,504

Long-lived assets, net:	June 30, 2010	June 30, 2009
United States	$110,913	$89,807
Asia	3,733,292	–
Totals	$3,844,205	$89,807

Fair Value of Financial Instruments

We are required to disclose the estimated fair value of certain assets and liabilities in accordance with ASC-825-10, “financial instruments”. As of June 30, 2010, management believes that the carrying value of cash and cash equivalents approximates fair value, due to the short maturity of theses financial instruments. (See “Note 3”)

Estimates

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

Allowance for Doubtful Accounts

We do not maintain an allowance for doubtful accounts based upon our review of our collection history associated with all significant outstanding invoices.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, we recognize revenues from product sales upon shipment of the product to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a factory warranty for one year, which is covered by our vendors under the purchase agreements.

Capitalized Product Development

Capitalized product development includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, which is generally shortly before the products are released to manufacturing, such costs are capitalized and amortized over the estimated lives of the products. For the year ended June 30, 2010, capitalized product development was $1,087,684, and is included in intangible assets in our consolidated balance sheet.

Inventories

Our inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We do not maintain an allowance for inventories for potential excess or obsolete inventories or inventories that are carried at costs that are higher than their estimated net realizable values.

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

Goodwill and Intangible Assets

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” we review for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in the Company’s strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset is less than its carrying amount.

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary at June 30, 2010. As of June 30, 2010, we have federal and state net operating loss carryforwards of approximately $5.2 million and $1.7 million, which expire through 2024 and 2015, respectively. The utilization of net operating loss carryforwards is subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

We adopted the provision of ASC 740 related to accounting for uncertain tax positions effective July 1, 2007, which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return.  Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.

Earnings Per Share

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard is not expected to have a material impact to our consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition for multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

 RESULT OF OPERATIONS

The following table sets forth, for the years ended June 30, 2010, 2009 and 2008, our statements of operations including data expressed as a percentage of sales:

	Year Ended June 30,
	2010 (Consolidated)		2009	2008
	(as a percentage of sales)

Net Sales	100.0%		100.0%	100.0%
Cost of goods sold	86.2%		78.4%	77.8%
Gross profit	13.8%		21.6%	22.2%
Selling, general and administrative expenses	6.2%		11.9%	9.5%
Income from operations	7.6%		9.7%	12.7%
Other (loss) income, net	(0.1%	)	0.4%	0.3%
Net income before income taxes	7.5%		10.1%	13.0%
Income tax provision (benefit)	2.9%		(5.1%)	1.7%
Net income before non-controlling interest	4.6%		15.2%	11.3%
Non-controlling interest in net loss of subsidiary	0.1%		–	–
Net income	4.7%		15.2%	11.3%

YEAR ENDED JUNE 30, 2010 COMPARED TO YEAR ENDED JUNE 30, 2009

NET SALES - Net sales increased by $77,897,615, or 324.6%, to $101,898,119 for the year ended June 30, 2010 from $24,000,504 for the corresponding period of 2009.  For the year ended June 30, 2010, the mix of net sales by geographic region consisted primarily of South America and Caribbean, the United States, and Asia, amounted to $2,858,225 (2.8% of the net sales), $98,404,968 (96.6% of the net sales), and $634,926 (0.6% of the net sales), respectively.

The overall increase in net sales was primarily due to increased demand for our dual-mode (3G and 4G) wireless USB modems.  Net sales in the South America and Caribbean regions decreased by $6,807,323, or 70.4%, to $2,858,225 for the year ended June 30, 2010 from $9,665,548 for the corresponding period of 2009.   The decrease was due to increased market competition, the decline in purchasing power of consumers, as well as the general nature of sales in these regions which often fluctuate significantly from year to year due to timing of orders placed by a relatively small number of customers.  Net sales in the United States increased by $84,070,012, or 586.5%, to $98,404,968 for the year ended June 30, 2010 from $14,334,956 for the corresponding period of 2009. The increase in net sales was primarily due to increased demand for our dual-mode (3G and 4G) wireless USB modems.  Net sales in the Asia region increased by $634,926 to $634,926 for the year ended June 30, 2010 from $0 for the corresponding period of 2009.  The increase is due to including $634,926 of research and development service revenue in net sales generated from Diffon.  Beginning with the three months ended December 31, 2009, Diffon’s financial results were consolidated with those of the Company, following the Company’s acquisition of approximately 50.6% of Diffon’s outstanding capital stock on October 1, 2009.  Because of this, the fiscal year ended June 30, 2009 did not include any net sales from Diffon.

GROSS PROFIT – Gross profit increased by $8,848,229, or 170.9%, to $14,024,723 for the year ended June 30, 2010 from $5,176,494 for the corresponding period of 2009.  The increase was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 13.8% for the year ended June 30, 2010 compared to 21.6% for the corresponding period of 2009.  The gross profit decrease in terms of net sales percentage was primarily due to the significant increase in sales to carrier customers in the United States, whose gross profit in terms of net sales percentage was approximately 12.2% and accounted for 96.6% of total net sales for the year ended June 30, 2010. The decrease in sales in the South America and Caribbean regions also negatively affected the gross profit in terms of net sales percentage.  The carrier customers in the United States generally purchase greater quantities of products than those in South America and the Caribbean, which is why the gross profit in terms of net sales percentage is lower.  The sales from the Asia region were primarily made up of engineering service revenues, which positively affected the gross profit in terms of net sales percentage for the year ended June 30, 2010.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $3,498,924, or 122.4%, to $6,358,631 for the year ended June 30, 2010 from $2,859,707 for the corresponding period of 2009.  The increase was primarily due to the consolidation of the Diffon expenses, which accounted for $1,632,348 of the increase. The remainder of the change is due to higher payroll expense (due to headcount growth) and related expenditures.

 OTHER INCOME (EXPENSE), NET - The net of other income (expense) decreased by $185,079 to ($85,024) for the year ended June 30, 2010 from $100,055 for the corresponding period of 2009. The decrease was primarily due to the loss on the disposal of fixed assets of $123,109.

YEAR ENDED JUNE 30, 2009 COMPARED TO YEAR ENDED JUNE 30, 2008

NET SALES - Net sales decreased by $10,722,795, or 30.9%, to $24,000,504 for the year ended June 30, 2009 from $34,723,299 for the corresponding period of 2008.  For the year ended June 30, 2009, the mix of net sales by geographic region consisted primarily of Caribbean and South American countries and the United States, amounted to $9,665,548, (40.3% of net sales), and $14,334,956, (59.7% of net sales), respectively. The overall decrease in sales was primarily due to a mix of decrease in sales and sales price for our EVDO technology products in Caribbean and South American countries, caused by a decline in purchasing power of customers and their currencies. Net sales in Caribbean and South American countries decreased by $15,683,284, or 61.9%, to $9,665,548 for the year ended June 30, 2009 from $25,348,832, compared to the corresponding period of 2008.   This decrease was offset by an increase in sales in the United States by approximately $4,960,489, or 52.9%, to $14,334,956 from $9,374,467 as a result of the increase in demand for our new EVDO technology product, CMU-300 WIMAX plus CDMA USB Modem, which was launched in the first half of fiscal year 2009.  Net sales in the United Sates represented 59.7% of the net sales for the year ended June 30, 2009, compared to 27.0% for the corresponding period of 2008, while CMU-300 net sales represented approximately 54.9% of the net sales in the United States for the year ended June 30, 2009, compared to 0.0% for the corresponding period of 2008.

GROSS PROFIT – Gross profit decreased by $2,517,789, or 32.7%, to $5,176,495, or 21.6% of net sales, for the year ended June 30, 2009 from $7,694,284, or 22.2% of net sales, for the corresponding period of 2008. The decrease was primarily due to a decrease in net sales by $10,722,795, or 30.9%.  The decrease in gross profit margin was primarily due to higher sales of the lower margin EV-DO technology product, CMU-300, for the year ended June 30, 2009, compared to the corresponding period of 2008.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses decreased by $440,364, or 13.3%, to $2,859,707 for the year ended June 30, 2009 from $3,300,071 for the corresponding period of 2008.  The decrease was primarily due to a $773,423 decrease in sales commission expenses due to the decrease in sales and $276,367 increase in salaries and related expenditures due to the increase in our sales force.

OTHER INCOME (EXPENSE), NET - The net of other income (expense) decreased by $12,093, or 10.8%, to $100,055 for the year ended June 30, 2009 from $112,149 for the corresponding period of 2008.  The decrease was primarily due to the net effect of the decrease of $50,249 in interest income, the decrease of $4,544 in other income, the increase of $11,125 in other expenses, and the decrease of $53,825 in loss on disposal of assets.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand and cash flow from operations.

OPERATING ACTIVITIES – Net cash provided by operating activities for the years ended June 30, 2010, 2009, and 2008 was $11,109,872, $443,393 and $3,835,893, respectively.  The $11,109,872 in net cash provided by operating activities for the year ended June 30, 2010 was primarily due to our consolidated net income of $4,777,784, the decrease in inventory of $2,420,714, and increases in trade accounts payable, marketing funds payable and income taxes payable which were $1,515,944, $1,244,694 and $929,538 respectively. The $443,393 in net cash provided by operating activities for the year ended  June 30, 2009 was primarily due to net income of $3,639,166 and a decrease in accounts receivable $1,718,747 which were partially offset by increases in inventory and deferred tax assets of $2,546,182 and $2,049,812 respectively.  Net cash provided by operating activities for the year ended June 30, 2008 was primarily due to our net income of $3,916,913.

INVESTING ACTIVITIES – Net cash used in investing activities for the years ended June 30, 2010, 2009, and 2008 was $1,125,394, $61,833 and $52,312 respectively.  The $1,125,394 in net cash used in investing activities for the year ended June 30, 2010 was primarily due to purchases of fixed assets of $161,878 and research and development cost of $1,087,684 that were capitalized, offset by the sales of fixed assets of $123,936.  The $61,833 and $52,312 in net cash used in investing activities for the years ended June 30, 2009 and 2008 were primarily due to our capital expenditures to purchase long lived assets.

FINANCING ACTIVITIES – Net cash used in financing activities for the years ended June 30, 2010 was $117,908, primarily consisting of repayment of short-term and long-term borrowings of $291,419, offset by the proceeds of short-term borrowings from bank of $173,511. Net cash used in financing activities for the years ended June 30, 2009 and 2008 was $300,600 and $88,605, respectively, primarily consisting of repayment of our long-term liabilities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2010, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
Lease	2011	2012	2013	2014	Total
Administrative office facility	$117,418	$19,696	$-	$-	$137,114
Corporate housing facility	7,220	-	-	-	7,220
Total Obligation	$124,638	$19,696	$-	$-	$144,334

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000.

On September 14, 2010, we completed the repurchase and transfer of 1,803,684 shares of our common stock from C-Motech in exchange for non-cash consideration in the amount of $1,873,065. The remaining 1,566,672 shares are to be repurchased by Registrant upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors.

LEASES

We lease approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $9,469, and the lease expires on August 31, 2011. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $107,704, $107,704, and $62,848 for the years ended June 30, 2010, 2009, and 2008, respectively.

We lease a corporate housing facility for our vendors under a non-cancelable operating lease that expires in November, 2010.  Rent expense related to the operating lease was $15,769, $18,194, and $17,829 for the years ended June 30, 2010, 2009, and 2008, respectively.

We lease one automobile under an operating lease that expires on July 4, 2012. The related lease expense was $8,000, $6,467, and $6,452 for the years ended June 30, 2010, 2009, and 2008, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

None.

FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

For the next twelve months, we may incur in excess of $4.0 million for capital expenditures, the acquisition of additional certifications and non-cash acquisitions.

We believe we will be able to fund our future cash requirements for operations from our cash available, operating cash flows, bank lines of credit and issuance of equity securities.  We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures.  However, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital if we are unable to generate sufficient cash flow from operation to fund the continued expansion of our sales and to satisfy the related working capital requirements for next twelve months.  Our ability to satisfy such obligations also depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control.  See Item 1A, “Risk Factors” included in this report.

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

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the supplementary financial information required by this Item and included in this report are listed in the Index to Financial Statements beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Our Chief Executive Officer and Acting Chief Financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2010, pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act, based upon the  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, the Chief Executive Officer and Acting Chief Financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers.

Name	Age	Position
OC Kim	47	President, Acting Chief Financial Officer, Secretary and a Director
Gary Nelson	69	Chairman of the Board and a Director
Joon Won Jyoung	68	Director
Johnathan Chee	48	Director
Yun J. (David) Lee	48	Chief Operating Officer

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

Yun J. (David) Lee has been our Chief Operating Officer since September 2008. Mr. Lee has seventeen years of upper level management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining the Company, he was President of Ace Electronics, and served as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.

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

CORPORATE GOVERANCE

During fiscal 2010, the Board of Directors held three meetings. Each director except Jaeman Lee attended at least 75% of such meetings. The Board of Directors has no committees. The following table provides director compensation information for the year ended June 30, 2010.

Annual Compensation			All Other Compensation	No. of Securities Underlying Non Qualified Stock Options Granted	Total
Name and	Salary	Bonus
Principal Position
Gary Nelson	None	$10,000	None	None	$10,000
Chairman of the Board and a Director

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets all compensation paid or accrued by us for the years ended June 30, 2010 and 2009 to our Chief Executive Officer and Acting Chief Financial Officer and our Chief Operating Officer (The "Named Executive Officers").

Annual Compensation				All Other Compensation	No. of Securities Underlying Stock Options Granted	Total
Name and Principal Position	Fiscal Year	Salary	Bonus
OC Kim, President and Acting Chief Financial Officer	2009	$150,000	$32,000	None	97,500	$182,000
	2010	$160,000	$100,000	None	200,000	$260,000
Yun J. (David) Lee, Chief Operating Officer	2009	$120,000	$27,000	None	125,000	$147,000
	2010	$125,000	$80,000	None	100,000	$205,000

Stock Options Granted
Name and Principal Position	Fiscal Year	No. of Securities Underlying Stock Options Granted	No. of Vested Securities Underlying Stock Options Granted	Total fair values at the grant dates
OC Kim, President and Acting Chief Financial Officer	2009	97,500	97,500	$5,265
	2010	200,000	None	$88,200
Yun J. (David) Lee, Chief Operating Officer	2009	125,000	125,000	$11,613
	2010	100,000	None	$44,100

EMPLOYMENT CONTRACTS

On September 21, 2009 we entered into Change of Control Agreements with OC Kim, our President and Acting Chief Financial Officer, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Change of Control Agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

On September 21, 2009, we entered into a renewable three-year employment agreement with our President. The annual salary is $170,000.

LONG-TERM INCENTIVE PLAN AWARDS

As we adopted the 2009 Stock Incentive Plan (“2009 Plan”), we provided for the grant of incentive stock options and non-qualified stock options to our employees and directors on June 11, 2009. The options granted in 2009 generally vest and become exercisable at the rate of between 50% and 100% per year with a life between four and five years.

We issued additional options in 2010 under the 2009 Plan. The options granted in 2010 generally vest and become exercisable at the rate of 33% per year with a life of ten years.

We adopted ASC 718, “Compensation – Stock Compensation,” using a modified prospective application, and the Black-Scholes model. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the year ended June 30, 2010 was $59,783 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the year ended June 30, 2010 was $0.

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

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding at June 30, 2009	447,500	$0.48	-	-
Granted	700,000	1.86	-	-
Exercised	-	-	-	-
Forfeited or Expired	(51,500)	(0.61)	-	-

Outstanding at June 30, 2010	1,096,000	$1.36	8.1	$812,863

Exercisable at June 30, 2010	285,000	$0.48	-	$-
Vested and Expected to Vest at June 30, 2010	285,000	$0.48	-	$-

The weighted-average grant-date fair value of stock options granted for the year ended June 30, 2010 was $0.30 per share. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.10 as of June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2010, there was $268,916 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

COMPENSATION DISCUSSION AND ANALYSIS

GENERAL PHILOSOPHY - We compensate our executive officers through a mix of base salary, bonus and stock options. Our compensation policies are designed to be competitive with comparable employers and to align management’s incentives with both near term and long-term interests of our stockholders. We use informal methods of benchmarking our executive compensation, based on the experience of our directors or, in some cases, studies of industry standards. Our compensation is negotiated on a case by case basis, with attention being given to the amount of compensation necessary to make a competitive offer and the relative compensation among our executive officers.

BASE SALARIES - We want to provide our senior management with a level of cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments.

INCENTIVE COMPENSATION - Our practice is to award cash bonuses based upon performance objectives set by the Board of Directors. We maintain a bonus plan which provides our executive officers and non-executive officers the ability to earn cash bonuses based on the achievement of performance targets. The performance targets are set annually by the Board of Directors, and bonuses are awarded to executive officers and non-executive officers on a quarterly basis. The actual amounts of cash bonuses to executive officers and non-executive officers are in the sole discretion of the Board of Directors For fiscal 2010, the performance targets were based on achieving revenue and operating income targets.

SEVERANCE BENEFITS - We are generally an at will employer, and have no employment agreements with severance benefits; however, we have entered into Change of Control Agreements with our executive officers, and one other employee that provide them with lump sum payments in the event off a change in control of the Company.

RETIREMENT PLANS - We do not maintain any retirement plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2010 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
OC Kim 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121	1,499,195		10.88%

Gary Nelson 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121	269,562		1.96%

Kwang Sun Han 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121	3,370,356	(1)	24.46%

Joon Won Jyoung 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121	540,169		3.92%

Johnathan Chee 5440 Morehouse Drive, Suite 1000, San Diego, CA 92121	7,324		0.05%

All directors and executive officers of the Company as a group (5 persons)	5,686,606		41.27%

(1)
Consists of shares owned by C-Motech Co. Ltd., of which Kwang Sun Han is an officer and designee. On May 27, 2010, the Board of Directors appointed Kwang Sun Han to the Board of Directors to fill a vacancy upon the resignation of Jaeman Lee.

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), and under the Agreement, we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We purchased wireless data products in the amount of $ 82,631,324 from C-Motech, for the year ended June 30, 2010 and had related accounts payable of $5,371,153 as of June 30, 2010.  C-Motech owns 3,370,356 shares, or 24.5%, of our Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.  On May 27, 2010, the Board of Directors appointed Kwang Sun Han to the Board of Directors to fill a vacancy upon the resignation of Jaeman Lee.

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), and under the Agreement, we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065. The remaining 1,566,672 shares are to be repurchased by Registrant upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal periods for the audit of our annual financial statements and services normally provided by the independent accountant for this fiscal period were as follows:

	FY 2010	FY 2009
Audit Fees	$73,000	$38,000	*
Audit-Related Fees	3,000	-
Tax Fees	5,000	-
Total Fees	$81,000	$38,000

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year.   The fees set forth on the foregoing table for the year ended June 30, 2010 relate to the audit as of and for the year ended June 30, 2010 and 2009, performed by BDO USA, LLP.  All of the services described above were approved in advance by the Board of Directors.

*- This does not include $13,500 for quarterly review fees for fiscal year ending June 30, 2009 which was performed by the previous accounting firm, Choi, Kim, & Park, LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. Index to financial statements

(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Restated Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp. (2)
10.2	Lease, dated May 1, 2008, between the Company and RDLFA, LLC, a California Limited Liability Company (3)
10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (2)
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee (2)
10.6	Common Stock Repurchase Agreement between Franklin Wireless Corp. and C-Motech Co., dated July 27, 2010 *
14.1	Code of Ethics (3)
31	Certificate of Chief Executive Officer Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008

(2) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2009, filed on October 13, 2009

(2) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2005, filed on May 23, 2006

(3) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2008, filed on September 26. 2008

* Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

(c)	Supplementary Information None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: October 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive, Financial and Accounting Officer

/s/ OC KIM	President, Acting Chief Financial Officer and a Director	October 12, 2010
OC Kim

(3) Directors

/s/ GARY NELSON	Chairman of the Board of Directors	October 12, 2010
Gary Nelson

/s/ JOON WON JYOUNG	Director	October 12, 2010
Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	October 12, 2010
Johnathan Chee

S-1

FRANKLIN WIRELESS CORP.
INDEX TO FINANCIAL STATEMENTS ON FORM 10-K
FOR THE YEAR PERIOD ENDED JUNE 30, 2010

Page No.

Index to Financial Statements	F–1

Report of Independent Registered Public Accounting Firm	F–2
Consolidated Balance Sheets at June 30, 2010 and June 30, 2009	F–3

Consolidated Statements of Income for the Years ended June 30, 2010 and 2009	F–4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years ended June 30, 2010 and 2009	F–5

Consolidated Statements of Cash Flows for the Years ended June 30, 2010 and 2009	F–6

Notes to Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Franklin Wireless Corp.
San Diego, California

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. and subsidiaries (the “Company”) as of June 30, 2010 and 2009 and the related statements of income, stockholders’ equity, and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. at June 30, 2010 and 2009, and the results of its consolidated operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP
Los Angeles, California
October 12, 2010

FRANKLIN WIRELESS CORP.
Consolidated Balance Sheets

	Fiscal Years Ended June 30,
	2010	2009
	(Consolidated)
ASSETS
Current assets:
Cash and cash equivalents	$16,107,501	$6,253,529
Accounts receivable	3,118,754	2,812,607
Inventories	197,630	2,618,344
Prepaid expenses and other current assets	35,453	4,107
Prepaid income taxes	–	18,503
Deferred tax assets, current	372,190	169,731
Advanced payment to vendor	458,034	–
Total current assets	20,289,562	11,876,821
Property and equipment, net	985,303	89,807
Intangible assets, net	2,858,902	–
Deferred tax assets, non-current	1,299,746	1,880,081
Goodwill	273,285	–
Other assets	188,281	11,016
TOTAL ASSETS	$25,895,079	$13,857,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$1,046,602	$45,112
Trade accounts payable – related party	5,371,153	4,466,741
Advanced payments from customers	309,000	970
Income taxes payable	929,538	–
Accrued liabilities	732,165	76,202
Marketing funds payable	1,277,319	32,625
Short-term borrowings	173,511	–
Long-term borrowings, current-portion	68,165	–
Total current liabilities	9,907,453	4,621,650
Long-term borrowings	163,596	–
Other long-term liabilities	154,806
Total liabilities	10,225,855	4,621,650

Stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2010 and June 30, 2009	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 13,781,491 and 13,231,491shares issued and outstanding as of June 30, 2010 and June 30, 2009, respectively	13,711	13,232
Additional paid-in capital	5,556,525	5,018,721
Retained earnings	8,981,906	4,204,122
Non-controlling interests	1,129,680	–
Accumulated other comprehensive income (loss)	(12,598)	–
Total stockholders’ equity	15,669,224	9,236,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,895,079	$13,857,725
See accompanying notes to financial statements.

FRANKLIN WIRELESS CORP.
Consolidated Statements of Operations

	Fiscal Years Ended June 30,
	2010	2009
	(Consolidated)
Net sales	$101,898,119	$24,000,504
Cost of goods sold	87,873,396	18,824,010
Gross profit	14,024,723	5,176,494

Operating expenses:
Selling, general, and administrative	6,358,631	2,859,707
Total operating expenses	6,358,631	2,859,707
Income from operations	7,666,092	2,316,787

Other (loss) income, net:
Interest income	79,005	84,845
Loss on disposal of property and equipment	(123,109)	(19,346)
Other income, net	(40,920)	34,556
Total other (loss) income, net	(85,024)	100,055
Net income before provision (benefit) for income taxes	7,581,068	2,416,842
Income tax provision (benefit)	2,954,326	(1,222,324)
Net income before non-controlling interests	4,626,742	3,639,166
Non-controlling interests in net loss of subsidiary	151,042	–

Net income	$4,777,784	3,639,166

Basic earnings per share	$0.35	$0.28
Diluted earnings per share	$0.35	$0.27

Weighted average common shares outstanding – basic	13,583,551	13,231,491
Weighted average common shares outstanding – diluted	13,740,582	13,250,417

Comprehensive income
Net income including non-controlling interest	$4,626,742	$–
Translation adjustments	(12,598)	–
Comprehensive income	4,614,144	–
Comprehensive loss attributable to non-controlling interest	151,042	–
Comprehensive income attributable to controlling interest	$4,765,186	$–

See accompanying notes to financial statements.

FRANKLIN WIRELESS CORP.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Equity
Balance – June 30, 2008	13,231,491	$13,232	$5,016,161	$564,956	$–	$–	$5,594,349
Net income	–	–	–	3,639,166	–	–	3,639,166
Share-based compensation	–	–	2,560	–	–	–	2,560
Balance – June 30, 2009	13,231,491	13,232	5,018,721	4,204,122	–	–	9,236,075
Net income	–	–	–	4,777,784	–	–	4,777,784
Foreign exchange translation	–	–	–	–	(12,598)	–	(12,598)
Total comprehensive income							4,765,186

Non-controlling interests on acquisition date, October 1, 2009	–	–	–	–	–	1,280,722	1,280,722
Change in non-controlling interests	–	–	–	–	–	(151,042)	(151,042)
Share-based compensation	–	–	59,783	–	–	–	59,783
Issuance of stock related to acquisition	550,000	479	478,021	–	–	–	478,500
Balance – June 30, 2010	13,781,491	$13,711	$5,556,525	$8,981,906	$(12,598)	$1,129,680	$15,669,224

FRANKLIN WIRELESS CORP.
Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2010	2009
	(Consolidated)
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income	$4,777,784	$3,639,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-controlling interests	(151,042)
Loss on disposal of property and equipment	123,109	19,346
Depreciation	63,502	20,692
Amortization of intangible assets	269,781	–
Write off of uncollectible accounts receivable	6,000	2,715
Forgiveness of debt	–	(33,400)
Deferred tax assets	(103,414)	(2,049,812)
Share-based compensation	59,783	2,560
Increase (decrease) in cash due to change in:
Accounts receivable	(166,278)	1,718,747
Inventory	2,420,714	(2,546,182)
Advance payment to vendor	(457,524)	–
Prepaid expense and other current assets	43,507	19,323
Prepaid income taxes	18,503	336,890
Other assets	(106,852)	4,395
Trade accounts payable, including related party	1,515,944	464,202
Income taxes payable	929,538	–
Accrued liabilities	430,685	(766,219)
Marketing funds payable	1,244,694	–
Advance payment from customers	45,866	(389,030)
Other liabilities	145,572	–
Net cash provided by (used in) operating activities	11,109,872	443,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(161,646)	(61,833)
Capitalized product development	(1,087,684)	–
Proceeds from sale of property and equipment	123,936	–
Net cash used in investing activities	(1,125,394)	(61,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	–	(300,600)
Payment of short-term borrowings	(264,153)	–
Payment of long-term borrowing	(27,266)	–
Proceeds from short-term borrowings from bank	173,511	–
Net cash provided by (used in) financing activities	(117,908)	(300,600)

Effect of foreign currency translation	(12,598)	–
Net increase in cash and cash equivalents	9,853,972	80,960
Cash and cash equivalents, beginning of year	6,253,529	6,172,569
Cash and cash equivalents, end of year	$16,107,501	$6,253,529

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$–	$–
Income taxes	$2,128,202	$1,173,046

Supplemental disclosure of non cash investing activities:
On October 1, 2009, the Company acquired a business, (see Note 4). The following table summarizes the purchase transaction on the date of acquisition:
Purchase price:
Cash	$833,333
Issuance of common shares	478,500
Total purchase price	1,311,833
Less: fair value of
Assets acquired (including cash acquired of $232)	(2,177,923)
Liabilities assumed	3,180,375
Excess purchase price over fair value of net assets acquired	2,315,285
Less identifiable intangible assets	2,041,000
Goodwill	$273,285

See accompanying notes to financial statements.

FRANKLIN WIRELESS CORP. AND ALL SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS OVERVIEW

We are engaged in the design, manufacture and sale of broadband high speed wireless data communication products such as third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. We focus primarily on wireless broadband Universal Serial Bus (“USB”) modems, which provide a flexible way for consumers to connect to wireless broadband networks from laptop or desktop computers. Our broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represent a growing market.

We market our products directly to wireless operators, and indirectly through strategic partners and distributors.  Our global customer base extends primarily from the United States to South American and Caribbean countries.  Our USB modems are certified by Sprint, Comcast Cable, Cox, Clearwire, Time Warner Cable and other wireless operators located in the United States and also by wireless operators located in other countries in South America and the Caribbean.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 50.6% (49.4% is owned by non-controlling interests).  In the preparation of consolidated financial statements of the Company, all intercompany balances and transactions have been eliminated.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the year ended June 30, 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of June 30, 2010.

Segment Reporting

ASC 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments.  We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.  We have one reportable segment, consisting of the sale of wireless access products.

We generate revenues from three geographic areas which consist of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2010	2009
United States	$98,404,968	$14,334,956
Caribbean and South America	2,858,225	9,665,548
Asia	634,926	–
Totals	$101,898,119	$24,000,504

Long-lived assets, net:	June 30, 2010	June 30, 2009
United States	$110,913	$89,807
Asia	3,733,292	–
Totals	$3,844,205	$89,807

Fair Value of Financial Instruments

We are required to disclose the estimated fair value of certain assets and liabilities in accordance with ASC-825-10, “financial instruments”. As of June 30, 2010, management believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of theses financial instruments. (See “Note 3”).

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

Allowance for Doubtful Accounts

We do not maintain an allowance for doubtful accounts based upon our review of our collection history associated with all significant outstanding invoices.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, we recognize revenues from product sales upon shipment of the product to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a factory warranty for one year from the shipment, which is covered by our vendors under the purchase agreements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation. We didn’t make any reclassifications for the year ended June 30, 2010 to prior year amounts.

Capitalized Product Development

Capitalized product development includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, which is generally shortly before the products are released to manufacturing, such costs are capitalized and amortized over the estimated lives of the products. For the year ended June 30, 2010, capitalized product development was $1,087,684, and included in intangible assets in our consolidated balance sheet.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs amounted to $113,745 and $40,677 for the years ended June 30, 2010 and 2009, respectively.

Warranties

We provide a factory warranty for one year which is covered by our vendor under the purchase agreement between the Company and the vendor. These products are shipped directly from our vendor to our customers. As a result, we do not have warranty exposure and do not accrue any warranty expenses.

Shipping and Handling Costs

Most of the Company’s shipping and handling costs are paid by customers or suppliers directly to the shipping locations.  We generally do not collect and incur shipping and handling costs.  As a result, we did not incur any significant shipping and handling costs for the year ended June 30, 2010.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories are made up of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We do not maintain an allowance for inventories for potential excess or obsolete inventories or inventories that are carried at costs that are higher than their estimated net realizable values.

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
Capitalized product development in progress

Goodwill and Intangible Assets

On October 1, 2009, we acquired approximately 50.6% of the outstanding capital stock of Diffon Corporation (“Diffon”), which provides design, development and manufacturing services to the Company for high speed wireless data communication products including 3G and 4G wireless modules and modems.  In accordance with ASC 805, “Business Combinations,” we have identified and determined the fair values of the following intangible assets of Diffon, on October 1, 2009, the date of acquisition:

Complete technology	$490,000	3 years
Customer contracts / relationships	1,121,000	8 years
Capitalized product development in progress	430,000
Total	$2,041,000

Goodwill and intangible assets are recorded in connection with the Diffon acquisition and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. The capitalized product development in progress of $430,000 has achieved its technological feasibility as of June 30, 2010. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified.

Intangible Assets

The definite lived intangible assets consisted of the following at June 30, 2010:

		Average	Gross		Net
		Remaining	Intangible	Accumulated	Intangible
Definite lived intangible assets:	Expected Life	Life	Assets	Amortization	Assets
Complete technology	3 years	2.3 years	$490,000	$122,500	$367,500
Complete technology	3 years	2.8 years	1,517,683	42,186	1,475,497
Customer contracts / relationships	8 years	7.3 years	1,121,000	105,095	1,015,905
Total			$3,128,683	$269,781	$2,858,902

The amortization expenses of the definite lived intangible assets for the next five years and thereafter total as follows:

	FY2011	FY2012	FY2013	FY2014	FY2015	Thereafter
Total	$809,353	$809,353	$644,666	$140,125	$140,125	$315,280

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” we review for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

As of June 30, 2010, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Income Taxes

Income tax provision (benefit) from continuing operations for the years ended June 30, 2010 and 2009 consists of the following:

	Year Ended June 30,
	2010	2009
	(Consolidated)
Current income tax expense:
Federal	$2,468,810	$611,955
State	588,930	215,533
	3,057,740	827,488

Deferred income tax expense (benefit):
Federal	(27,539)	(1,914,190)
State	9,723	(135,622)
Foreign	(85,598)	–
	(103,414)	(2,049,812)
Provision (benefit) for income taxes	$2,954,326	$(1,222,324)

The provision (benefit) for income taxes reconciles to the amount computed by applying effective federal statutory income tax rate to income before provision for income taxes as follows:

	Year Ended June 30,
	2010	%	2009	%
Federal tax provision, at statutory rate of 34%	$2,577,563	34.0	$821,916	34.0
State tax, net of fed tax benefit	395,111	5.2	140,403	5.8
Nondeductible expenses	25,489	0.3	6,924	0.3
Alternative minimum tax credit	–	–	–	–
R&D Credits	(161,229)	(2.1)	–	–
Reduction in valuation allowance	–	–	(2,194,532)	(90.8)
Uncertain tax position	73,431	1.0	–	–
Foreign rate difference	39,228	0.5	–	–
Others	4,733	0.1	2,965	(0.1)
Provision (benefit) for income taxes	$2,954,326	39.0	$(1,222,324)	(50.8)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2010	June 30, 2009
Current deferred tax assets (liabilities):
Net operating losses	$135,622	$135,622
Other, net	236,568	34,109
Non-current deferred tax assets (liabilities):
Net operating losses	1,812,309	1,911,272
Intangibles	(432,351)	–
Other, net	(80,212)	(31,191))
Total deferred tax assets	1,671,936	2,049,812
Less valuation allowance	–	–
Net deferred tax asset	$1,671,936	$2,049,812

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary at June 30, 2010. As of June 30, 2010, we have federal and state net operating loss carryforwards of approximately $5.2 million and $1.7 million, which expire through 2024 and 2015, respectively. The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

We adopted the provision of ASC 740 related to accounting for uncertain tax positions effective July 1, 2007, which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return.  Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at June 30, 2009	–
Gross increase or (decrease)	73,431
Balance at June 30, 2010	$73,431

We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. ASC 740 requires us to accrue interest and penalties where there is an underpayment of taxes based on our best estimate of the amount ultimately to be paid. Our policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded any interest or penalties as the liability associated with the unrecognized tax benefits is immaterial. We are subject to taxation in the U.S., various state and foreign jurisdictions.   We are no longer subject to U.S. examination for years before 2006 by the federal taxing authority, and years before 2005 by state taxing authorities.

 Concentrations of Credit Risk

We extend credit to our customers and perform ongoing credit evaluations of such customers. We evaluate our accounts receivable on a regular basis for collectability and provide for an allowance for potential credit losses as deemed necessary.  No reserve was required or recorded for any of the periods presented.

Substantially all of our revenues are derived from sales of wireless data products.  Any significant decline in market acceptance of our products or in the financial condition of our existing customers could impair our ability to operate effectively.

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2010, net sales from one customer represented the substantial majority of our consolidated revenue and had related accounts receivable balances in the amounts of $1,862,000, or 59.7% of total accounts receivable, as of June 30, 2010.

We purchase most of our wireless data products from a design and manufacturing company located in South Korea. If the design and manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to the Company's customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  We purchased wireless data products from this supplier in the amounts of $82,631,324 and $21,655,374 for the years ended June 30, 2010 and 2009, respectively, and had related accounts payable of $5,371,153 and $4,466,741 at June 30, 2010 and 2009, respectively. On November 2, 2009, we received a written notice from this supplier to terminate its agreement with the Company, effective January 5, 2010. Following this date, it continues to supply us with certain products.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact to our consolidated financial statements.

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

In September 2009, the FASB issued new accounting guidance related to the revenue recognition for multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of our financial instruments consisted of the following at:

	June 30, 2010		June 30, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets:
Cash and cash equivalents (a)	$16,107,501	$16,107,501	$6,253,529	$6,253,529

(a)	The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2010	June 30, 2009
Land	$90,400	$–
Building	305,202	–
Machinery and facility	82,046	–
Office equipment	236,803	131,846
Molds	196,751	–
Vehicle	8,768	–
Construction-in-progress	131,372	–
	1,051,342	131,846
Less accumulated depreciation	(66,039)	(42,039)
Total	$985,303	$89,807

Depreciation expense associated with property and equipment was $63,502 and $20,692 for the fiscal years ended June 30, 2010 and 2009, respectively.

NOTE 5 – ACQUISITION

On October 1, 2009, we completed the acquisition of approximately 50.6% of the outstanding capital stock of Diffon.  The purpose of the acquisition was to support research and development of our current products, as well as future products.  The condensed consolidated financial statements include the results of Diffon from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

	October 1, 2009

Current assets		$1,054,797
Property, plant & equipment, net		1,076,063
Goodwill		273,285
Intangible assets:
Complete technology	$490,000
Capitalized product development in progress	430,000
Customer contracts/relationships	1,121,000
Total intangible assets		2,041,000
Other long-term assets		47,063

Current liabilities		(1,141,553)
Deferred tax liability		(489,840)
Long-term liabilities		(268,260)
Non-controlling interest		(1,280,722)
Total purchase price		$1,311,833

In determining the purchase price allocation, management considered, among other factors, our intention to use the acquired assets. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2010	June 30, 2009
Accrued salaries, incentives	$200,000	$–
Accrued salaries, severance	244,369	–
Accrued vacations	67,435	46,995
Accrued professional fees	12,128	–
Payroll taxes	54,853	2,552
Other accrued liabilities	153,380	26,655
Total	$732,165	$76,202

NOTE 7 – SHORT-TERM BORROWINGS FROM BANK

Short-term borrowings from banks consisted of the following at:

	June 30, 2010	June 30, 2009
Loan dated January 2010, due to financial institution, with principal at maturity and monthly interest payments (interest rate at 15.21% per annum at June 30, 2010) and the remaining balance due in January 2011.	$123,936	$–

Loan dated February 2010, due to financial institution, with principal and monthly interest payments of (interest rate of 8% per annum at June 30, 2010), and the remaining balance due in one month, March 2010.	49,575	–
Total	$173,511	$–

The remaining balances of short-term borrowings from banks are due to the consolidation of the Diffon debt, and the entire remaining balance was paid off on September 6, 2010 and August 12, 2010, respectively.

NOTE 8 – LONG-TERM BORROWINGS FROM BANK

Long-term borrowings from bank consisted of the following at:

	June 30, 2010	June 30, 2009
Loan dated July 2006, due to financial institution with principal at maturity and quarterly interest payments (interest rate at 4.5% per annum at June 30, 2010) and the remaining balance due in June 2014.	$231,761	$–
Less current portion	(68,165)	–
Total	$163,596	$–

The long-term borrowing from bank was due to the consolidation of the Diffon debt, and the entire remaining balance was paid-off on September 6, 2010.

NOTE 9 – EARNINGS PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Year Ended June 30,
	2010	2009
Net income before non-controlling interests	$4,626,742	$–
Non-controlling interests in net loss of subsidiary	151,042	–
Net income	$4,777,784	$3,639,166

Weighted-average shares of common stock outstanding:
Basic	13,583,551	13,231,491
Dilutive effect of common stock equivalents arising from stock options	157,031	18,926

Diluted	13,740,582	13,250,417
Basic earnings per share	$0.35	$0.28

Diluted earnings per share	$0.35	$0.27

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The following table summarizes our contractual obligations and commitments as of June 30, 2010, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
Lease	2011	2012	2013	2014	2015	Thereafter
Administrative office facility	$117,418	$19,696	$-	$-	$-	$-
Corporate housing facility	7,220	-	-	-	-	-
Total Obligation	$124,638	$19,696	$-	$-	$-	$-

We lease approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $9,469, and the lease expires on August 31, 2011. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $107,704 and $107,704 for the years ended June 30, 2010 and 2009, respectively.

We lease a corporate housing facility for our vendors under a non-cancelable operating lease that expires in November, 2010.  Rent expense related to the operating lease was $15,769 and $18,194 for the years ended June 30, 2010 and 2009, respectively.

We lease one automobile under an operating lease that expires on July 4, 2012. The related lease expense was $8,000 and $6,467 for the years ended June 30, 2010 and 2009, respectively.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On June 18, 2009, MSTG, Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including devices provided by the Company, infringe on U.S. Patent Nos. 5,920,551; 6,198,936 and 6,438,113. All of the Company provided devices were purchased by the Company from one of its suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of June 30, 2010, this legal proceeding is pending, but we do not expect a material adverse effect on its financial condition for the year ended June 30, 2010 or thereafter.

NOTE 11 – LONG-TERM INCENTIVE PLAN AWARDS

As we adopted the 2009 Stock Incentive Plan (“2009 Plan”), we provided for the grant of incentive stock options and non-qualified stock options to our employees and directors on June 11, 2009. The options granted in 2009 generally vest and become exercisable at the rate of between 50% and 100% per year with a life between four and five years.

We issued additional options in 2010 under the 2009 Plan. The options granted in 2010 generally vest and become exercisable at the rate of 33% per year with a life of ten years.

We adopted ASC 718, “Compensation – Stock Compensation,” using a modified prospective application, and the Black-Scholes model. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the year ended June 30, 2010 was $59,783 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the year ended June 30, 2010 and 2009 was $0.

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

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding at June 30, 2009	447,500	$0.48	-	-
Granted	700,000	1.86	-	-
Exercised	-	-	-	-
Forfeited or Expired	(51,500)	(0.61)	-	-

Outstanding at June 30, 2010	1,096,000	$1.36	8.1	$812,863

Exercisable at June 30, 2010	285,000	$0.48	-	$-
Vested and Expected to Vest at June 30, 2010	285,400	$0.48	-	$-

The weighted-average grant-date fair value of stock options granted for the year ended June 30, 2010 was $0.30 per share. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.10 as of June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2010, there was $268,916 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 12 – RELATED PARTY TRANSACTIONS

We purchased CDMA wireless data products in the amount of $ 82,631,324.00 and $21,655,374 from C-Motech, for the years ended June 30, 2010 and 2009, and had related accounts payable of $5,371,153 and of $4,466,741 as of June 30, 2010 and 2009.  C-Motech owns 3,370,356 shares, or 24.5%, of our Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., has served as a director of the Company since September 2006.  On May 27, 2010, the Board of Directors appointed Kwang Sun Han to the Board of Directors to fill a vacancy created by the resignation of Jaeman Lee, the former chief executive officer of C-Motech.

 NOTE 13 - SUBSEQUENT EVENTS

On July 6, 2010, Diffon’s shareholders approved the issuance of shares of Diffon capital stock to the Company in exchange for non-cash consideration of $500,000, for a settlement of certain disputes between the parties.  Following the completion of the stock transfer, the company owns approximately 58.2% of the outstanding capital stock of Diffon.  Also on July 6, 2010, three members of Diffon’s board of directors resigned and the Diffon shareholders approved a change to the board structure that affords the Company full control of all of Diffon’s board seats.  In addition, the Diffon shareholders approved the appointment of OC Kim, president of the Company, as CEO of Diffon and approved changing the name of Diffon Corporation to Franklin Technology Inc.

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”) under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. On September 14, 2010, we completed the repurchase and transfer of 1,803,684 shares of our common stock from C-Motech in exchange for non-cash consideration in the amount of $1,873,065. The remaining 1,566,672 shares are to be repurchased by Registrant upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors.

In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. Our management evaluated all events or transactions that occurred after June 30, 2009 up through the date the financial statements were available to be issued.  During these periods, we did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of June 30, 2010 and for the year ended June 30, 2010.