Form 10-Q
period 2010-09-30
FRANKLIN WIRELESS CORP
filed 2010-11-15
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The Registrant has 11,977,808 shares of common stock outstanding as of November 15, 2010.

FRANKLIN WIRELESS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we”, “us”, “our”, “Franklin”, “Franklin Wireless”, or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation, and elsewhere in this Annual Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2010. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
FRANKLIN WIRELESS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,578,690	$16,107,501
Accounts receivable	9,125,709	3,118,754
Inventories	34,736	197,630
Prepaid expenses and other current assets	45,213	35,453
Prepaid income taxes	20,462	–
Deferred tax assets, current	372,190	372,190
Advance payment to vendor	1,629,468	458,034
Total current assets	22,806,468	20,289,562
Property and equipment, net	456,350	985,303
Intangible assets, net	2,657,581	2,858,902
Deferred tax assets, non-current	1,299,746	1,299,746
Goodwill	273,285	273,285
Other assets	246,153	188,281
TOTAL ASSETS	$27,739,583	$25,895,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$7,494,836	$1,046,602
Trade accounts payable – related party	–	5,371,153
Advance payments from customers	5,685	309,000
Income taxes payable	1,000,000	929,538
Accrued liabilities	588,230	732,165
Marketing funds payable	1,459,583	1,277,319
Short-term borrowings	–	173,511
Long-term borrowings, current portion	–	68,165
Total current liabilities	10,548,334	9,907,453
Long-term borrowings	–	163,596
Other long-term liabilities	152,892	154,806
Total liabilities	10,701,226	10,225,855

Stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2010 and June 30, 2010	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,977,808 and 13,781,491 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	13,711	13,711
Additional paid-in capital	7,655,204	5,556,525
Retained earnings	10,108,725	8,981,906
Treasury stock, 1,803,684 shares as of September 30, 2010	(1,873,065)	–
Non-controlling interests	965,514	1,129,680
Accumulated other comprehensive income (loss)	168,268	(12,598)
Total stockholders’ equity	17,038,357	15,669,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,739,583	$25,895,079

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2010	2009

Net sales	$16,562,842	$5,124,937
Cost of goods sold	11,673,024	4,353,077
Gross profit	4,889,818	771,860

Operating expenses:
Selling, general, and administrative	2,951,078	576,494
Total operating expenses	2,951,078	576,494
Income from operations	1,938,740	195,366

Other (loss) income, net:
Interest income	13,221	13,274
Gain from sale of property and equipment	212,184	–
Loss on disposal of property and equipment	(139,229)	–
Other income, net	87,737	788
Total other income, net	173,913	14,062
Net income before provision for income taxes	2,112,653	209,428
Income tax provision	1,150,000	75,007
Net income before non-controlling interests	962,653	134,421
Non-controlling interests in net loss of subsidiary at 49.4%	164,166	–
Net income	$1,126,819	$134,421

Basic earnings per share	$0.08	$0.01
Diluted earnings per share	$0.08	$0.01

Weighted average common shares outstanding – basic	13,464,361	13,231,491
Weighted average common shares outstanding – diluted	13,628,895	13,250,403

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income	$1,126,819	$134,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-controlling interests	(164,166)	–
Gain on sale of property and equipment	(212,184)
Loss on disposal of property and equipment	139,229	–
Depreciation	34,400	5,108
Amortization of intangible assets	202,445	–
Write off of uncollectible accounts receivable	–	6,000
Deferred tax assets	–	56,805
Share-based compensation	225,614	2,560
Increase (decrease) in cash due to change in:
Accounts receivable	(6,006,955)	(794,910)
Inventory	162,894	1,526,737
Advance payment to vendor	(1,171,434)	(250,000)
Prepaid expense	(9,760)	(11,815)
Prepaid income taxes	(20,462)	–
Other assets	(57,872)	–
Trade accounts payable, including related party	1,077,081	(333,547)
Income taxes payable	70,462	–
Accrued liabilities	(143,935)	74,448
Marketing funds payable	182,264	–
Advance payment from customers	(303,315)	–
Other liabilities	(1,914)	–
Net cash provided by (used in) operating activities	(4,870,789)	415,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,751)	(5,981)
Purchases of intangible assets	(1,124)	–
Proceeds from sales of property and equipment	593,259	–
Net cash provided by (used in) investing activities	566,384	(5,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowings	(173,511)	–
Payment of long-term borrowings	(231,761)	–
Net cash used in financing activities	(405,272)	–

Effect of foreign currency translation	180,866	–
Net increase (decrease) in cash and cash equivalents	(4,528,811)	409,826
Cash and cash equivalents, beginning of period	16,107,501	6,253,529
Cash and cash equivalents, end of period	$11,578,690	$6,663,355

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$–	$–
Income taxes	$1,100,000	$17,334
Supplemental disclosure of non-cash financing activities:
Repurchase of treasury stock	$1,873,065	$–

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q.  The balance sheet is consolidated and unaudited as of September 30, 2010 and audited as of June 30, 2010.  In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Form 10-K, filed on October 12, 2010.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the year ended June 30, 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of September 30, 2010.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended September 30,
Net sales:	2010	2009
United States	$12,761,796	$3,919,887
Caribbean and South America	3,801,046	1,205,050
Asia	–	–
Totals	$16,562,842	$5,124,937

Long-lived assets, net:	September 30, 2010	June 30, 2010
United States	$109,099	$110,913
Asia	3,004,832	3,733,292
Totals	$3,113,931	$3,844,205

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

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs amounted to $2,580 and $45,679 for the three months ended September 30, 2010 and 2009, respectively.

Shipping and Handling Costs

For the three months ended September 30, 2010 and 2009, most of the product shipping and handling costs were paid by customers or suppliers directly to the shipping locations.   As a result, we did not incur any significant shipping and handling costs for the three months ended September 30, 2010 and 2009.

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
Capitalized product development in progress

Goodwill and Intangible Assets

On October 1, 2009, we acquired approximately 50.6% of the outstanding capital stock of Franklin Technology Inc. (formerly Diffon Corporation) (“FTI”), which provides design, development and manufacturing services to the Company for high speed wireless data communication products including 3G and 4G wireless modules and modems.  In accordance with ASC 805, “Business Combinations,” we have identified and determined the fair values of the following intangible assets of FTI, on October 1, 2009, the date of acquisition:

Complete technology	$490,000	3 years
Customer contracts / relationships	1,121,000	8 years
Capitalized product development in progress	430,000
Total	$2,041,000

Goodwill and intangible assets are recorded in connection with the FTI acquisition and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. The capitalized product development in progress of $430,000 has achieved its technological feasibility as of September 30, 2010. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified.

Intangible Assets

The definite lived intangible assets consisted of the following at September 30, 2010:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	2.1 years	$490,000	$163,333	$326,667
Complete technology	3 years	2.6 years	1,517,683	168,749	1,348,934
Customer contracts / relationships	8 years	7.1 years	1,121,000	140,125	980,875
Software	5 years	4.9 years	1,124	19	1,105
Total			$3,129,807	$472,226	$2,657,581

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

As of September 30, 2010, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Income Taxes

We follow ASC 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Based on the assessment, management believes that we are more likely than not to fully realize our deferred tax assets.  As such, no valuation allowance has been established for our operation.

We adopted ASC 740-10-25 on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. We must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

As of September 30, 2010, we have no material unrecognized tax benefits. We recorded an income tax provision of approximately $1.15 million for the three months ended September 30, 2010.

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

	Three Months Ended September 30,
	2010	2009
Net income before non-controlling interests	$962,653	$134,421
Non-controlling interests in net loss of subsidiary	164,166	–
Net income	$1,126,819	$134,421

Weighted-average shares of common stock outstanding:
Basic	13,464,361	13,231,491
Dilutive effect of common stock equivalents arising from stock options	164,534	18,912

Outstanding Shares (Diluted)	13,628,895	13,250,403
Basic earnings per share	$0.08	$0.01

Diluted earnings per share	$0.08	$0.01

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2010, net sales from one customer, Sprint, represented approximately 56% of our consolidated revenue and accounted for a related accounts receivable balance totaling approximately $5 million, or 56% of total accounts receivable, as of September 30, 2010.

We outsource the manufacturing of our products to third-party contract manufacturers and purchase certain other products from design and manufacturing companies located in Korea and China. If any of them were to experience delays, capacity constraints or quality control problems, product shipments to the Company’s customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase orders, which would negatively impact the Company’s revenue.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

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

In September 2009, the FASB issued new accounting guidance related to the revenue recognition for multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2010	June 30, 2010
Land	$–	$90,400
Building	–	305,202
Machinery and facility	102,624	82,046
Office equipment	241,045	236,803
Molds	196,751	196,751
Vehicle	8,768	8,768
Construction-in-progress	–	131,372
	549,188	1,051,342
Less accumulated depreciation	(92,838)	(66,039)
Total	$456,350	$985,303

Depreciation expense associated with property and equipment was $34,400 and $5,108 for the three months ended September 30, 2010 and 2009, respectively.

NOTE 5 – ACQUISITION

On October 1, 2009, we completed the acquisition of approximately 50.6% of the outstanding capital stock of FTI (formerly Diffon Corporation).  The purpose of the acquisition was to support research and development of our current products, as well as future products.  The condensed consolidated financial statements include the results of FTI from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

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

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2010	June 30, 2010
Accrued salaries, incentives	$169,000	$200,000
Accrued salaries, severance	120,000	244,369
Accrued vacations	75,781	67,435
Accrued professional fees	67,000	12,128
Payroll taxes	43,081	54,853
Other accrued liabilities	113,368	153,380
Total	$588,230	$732,165

NOTE 7 – SHORT-TERM BORROWINGS FROM BANK

Short-term borrowings from banks consisted of the following at:

	September 30, 2010	June 30, 2010
Loan dated January 2010, due to financial institution, with principal at maturity and monthly interest payments (interest rate at 15.21% per annum at September 30, 2010) and the remaining balance due in January 2011.	$–	$123,936

Loan dated February 2010, due to financial institution, with principal and monthly interest payments of (interest rate of 8% per annum at September 30, 2010), and the remaining balance due in one month, March 2010.	–	49,575
Total	$–	$173,511

The short-term borrowings from banks of $123,936 and $49,575 were paid off on September 6, 2010 and August 12, 2010, respectively.

NOTE 8 – LONG-TERM BORROWINGS FROM BANK

Long-term borrowings from banks consisted of the following at:

	September 30, 2010	June 30, 2010
Loan dated July 2006, due to financial institution with principal at maturity and quarterly interest payments (interest rate at 4.5% per annum at September 30, 2010) and the remaining balance due in June 2014.	$–	$231,761

Less current portion	–	(68,165)
Total	$–	$163,596

The long-term borrowings from banks (including the current portion) were paid off on September 6, 2010.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $9,469, and the lease expires on August 31, 2011. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $26,926 and $26,926 for the three months ended September 30, 2010 and 2009, respectively.

Our subsidiary, FTI, also leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $23,250 and $0 for the three months ended September 30, 2010 and 2009, respectively.

We lease two corporate housing facilities for our vendors and employees who travel under non-cancelable operating leases that expire on May 31, 2011 and August 1, 2011.  Rent expenses related to these operating leases were $6,186 and $3,886 for the three months ended September 30, 2010 and 2009, respectively.

We lease one automobile under an operating lease that expires on July 4, 2012. The related lease expense was $1,750 and $0 for the three months ended September 30, 2010 and 2009, respectively.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On June 18, 2009, MSTG, Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including devices provided by the Company, infringe on U.S. Patent Nos. 5,920,551; 6,198,936 and 6,438,113. All of the Company provided devices were purchased by the Company from one of its suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of September 30, 2010, this legal proceeding is pending, but we do not expect a material adverse effect on our financial condition.

Change of Control Agreements

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

NOTE 10 – LONG-TERM INCENTIVE PLAN AWARDS

As we adopted the 2009 Stock Incentive Plan (“2009 Plan”), we provided for the grant of incentive stock options and non-qualified stock options to our employees and directors on June 11, 2009. The options granted under the 2009 Plan generally vest and become exercisable at the rate of between 50% and 100% per year with a life between four and five years.

We issued additional options in 2010 under the 2009 Plan.  The options granted in 2010 generally vest and become exercisable at the rate of 33% per year with a life of ten years.  For the three months ended September 30, 2010 we did not issue any options.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three months ended September 30, 2010 was $225,614 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the three months ended September 30, 2010 was $0.

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

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding at June 30, 2010	1,096,000	$1.36	8.1	$812,863
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-

Outstanding at September 30, 2010	1,096,000	$1.36	5.5	$659,423

Exercisable at September 30, 2010	285,000	$0.48	-	$402,338
Vested and Expected to Vest at September 30, 2010	285,000	$0.48	-	$402,338

The weighted-average grant-date fair value of stock options granted for the three months ended September 30, 2010 was $1.20 per share. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.96 as of September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2010, there was $929,218 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 11 – RELATED PARTY TRANSACTIONS

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”) under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000.  On September 14, 2010, we completed the repurchase and transfer of 1,803,684 shares of our Common Stock in exchange for non-cash consideration in the amount of $1,873,065. The remaining 1,566,672 shares are to be repurchased upon payment of the balance of $1,626,935 on or before December 31, 2010.  As of September 30, 2010 C-Motech owns 1,566,672 shares, or 13.1%, of our Common Stock.

NOTE 12 - SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. Our management evaluated all events or transactions that occurred after September 30, 2010 up through the date the financial statements were available to be issued.  During these periods, we did not have any material recognizable subsequent events required to be disclosed to the financial statements as of September 30, 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2010, filed on October 12, 2010.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the three months ended September 30, 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of September 30, 2010.

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

We generate revenues from three geographic areas which consist of the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended September 30,
Net sales:	2010	2009
United States	$12,761,796	$3,919,887
Caribbean and South America	3,801,046	1,205,050
Asia	–	–
Totals	$16,562,842	$5,124,937

Long-lived assets, net:	September 30, 2010	June 30, 2010
United States	$109,099	$110,913
Asia	3,004,832	3,733,292
Totals	$3,113,931	$3,844,205

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

Capitalized Product Development

Capitalized product development includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, which is generally shortly before the products are released to manufacturing, such costs are capitalized and amortized over the estimated lives of the products. For the three months ended September 30, 2010, capitalized product development was $1,087,684, and is included in intangible assets in our consolidated balance sheet.

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

Goodwill and Intangible Assets

Goodwill and intangible assets are recorded in connection with the FTI (the former “Diffon”) acquisition and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified.

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

Income Taxes

We follow ASC 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Based on the assessment, management believes that we are more likely than not to fully realize our deferred tax assets.  As such, no valuation allowance has been established for our operation.

We adopted ASC 740-10-25 on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. We must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

As of September 30, 2010, we have no material unrecognized tax benefits. We recorded an income tax provision of approximately $1.15 million for the three months ended September 30, 2010.

Earnings Per Share

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

RESULT OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2010 and 2009, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended September 30,
	2010 (Consolidated)	2009
	(as a percentage of sales)

Net Sales	100.0%	100.0%
Cost of goods sold	70.5%	84.9%
Gross profit	29.5%	15.1%
Selling, general and administrative expenses	17.8%	11.3%
Income from operations	11.7%	3.8%
Other income, net	1.1%	0.3%
Net income before income taxes	12.8%	4.1%
Income tax provision	6.9%	1.5%
Net income before non-controlling interest	5.9%	2.6%
Non-controlling interest in net loss of subsidiary	1.0%	–%
Net income	6.9%	2.6%

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

NET SALES - Net sales increased by $11,437,905, or 223.2%, to $16,562,842 for the three months ended September 30, 2010 from $5,124,937 for the corresponding period of 2009.  For the three months ended September 30, 2010, the mix of net sales by geographic region consisted primarily of South America, the Caribbean and the United States amounted to $3,801,046 (22.9% of  net sales) and $12,761,796 (77.1% of net sales), respectively.

The overall increase in net sales was primarily due to increased demand for our dual-mode (3G and 4G) wireless USB modems.  Net sales in the South American and Caribbean regions increased by $2,595,996, or 215.4%, to $3,801,046 for the three months ended September 30, 2010 from $1,205,050 for the corresponding period of 2009.   The increase was due to the addition of a new customer as well as the general nature of sales in these regions which often fluctuate significantly from quarter to quarter due to timing of orders placed by a relatively small number of customers.  Net sales in the United States increased by $8,841,909, or 225.6%, to $12,761,796 for the three months ended September 30, 2010 from $3,919,887 for the corresponding period of 2009. The increase in net sales was primarily due to increased demand for our dual-mode (3G and 4G) wireless USB modems.

GROSS PROFIT – Gross profit increased by $4,117,958, or 533.5%, to $4,889,818 for the three months ended September 30, 2010 from $771,860 for the corresponding period of 2009.  The increase was primarily due to the change in net sales as discussed above.

The gross profit in terms of net sales percentage was 29.5% for the three months ended September 30, 2010 compared to 15.1% for the corresponding period of 2009. The increase in gross profit in terms of net sales for the three months ended September 30, 2010 was due to several factors including an increase in sales for FTI developed products as well as the overall product and customer mix that vary from quarter to quarter.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $2,374,584, or 411.9%, to $2,951,078 for the three months ended September 30, 2010 from $576,494 for the corresponding period of 2009.  The increase was primarily due to the consolidation of the FTI expenses, which accounted for $841,326 of the increase. The remainder of the change was due mainly to commissions paid to third parties, increased payroll expense (due to headcount growth) and share-based compensation expense.

OTHER INCOME (EXPENSE), NET - The net of other income (expense) increased by $159,851, or 1,136.8%, to $173,913 for the three months ended September 30, 2010 from $14,062 for the corresponding period of 2009. The increase was primarily due to the gain from the sale of property and equipment of $212,184 for FTI, which was partially offset by other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand and cash flow from operations.

OPERATING ACTIVITIES – Net cash used in operating activities for the three months ended September 30, 2010 was $4,870,789, and net cash provided by operating activities for the three months ended September 30, 2009 was $415,807.  The $4,870,789 in net cash used in operating activities for the three months ended September 30, 2010 was primarily due to increases in accounts receivable and advance payments to a vendor of $6,006,955 and $1,171,434 respectively, which were partially offset by net income of $1,126,819 and the increase in accounts payable of $1,077,081. The $415,807 in net cash provided by operating activities for the three months ended September 30, 2009 was primarily due to net income of $134,421 and the decrease in inventory of $1,526,737, which were partially offset by the decrease in accounts payable of $333,547 and increases in accounts receivable and advance payments to a vendor of $794,910 and $250,000, respectively.

INVESTING ACTIVITIES – Net cash provided by investing activities for the three months ended September 30, 2010 was $566,384, and net cash used by for the three months ended September 30, 2009 was $5,981.  The $566,384 in net cash provided by investing activities for the three months ended September 30, 2010 was primarily due to proceeds from the sale of property and equipment of $593,259 for FTI, resulting from the sale of a building and land. The $5,981 in net cash used in investing activities for the three months ended September 30, 2009 was primarily due to capital expenditures.

FINANCING ACTIVITIES – Net cash used in financing activities for the three months ended September 30, 2010 was $405,272, resulting from paying off the short and long-term borrowings associated with the building and land sold by FTI. Net cash used in financing activities for the three months ended September 30, 2009 was $0.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $9,469, and the lease expires on August 31, 2011. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $26,926 and $26,926 for the three months ended September 30, 2010 and 2009, respectively.

Our subsidiary, FTI, also leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 01, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $23,250 and $0 for the three months ended September 30, 2010 and 2009, respectively.

We lease two corporate housing facilities for our vendors and employees who travel under non-cancelable operating leases that expire on May 31, 2011 and August 1, 2011.  Rent expenses related to these operating leases were $6,186 and $3,886 for the three months ended September 30, 2010 and 2009, respectively.

We lease one automobile under an operating lease that expires on July 4, 2012. The related lease expense was $1,750 and $0 for the three months ended September 30, 2010 and 2009, respectively.

Change of Control Agreements

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to respond to this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s president and acting chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On June 18, 2009, MSTG, Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including devices provided by the Company, infringe on U.S. Patent Nos. 5,920,551; 6,198,936 and 6,438,113. All of the Company provided devices were purchased by the Company from one of its suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of September 30, 2010, this legal proceeding is pending, but we do not expect it to have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on October 12, 2009 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.”  You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report.  Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

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
OC Kim, President and Acting Chief Financial Officer

Dated: November 15, 2010