Form 10-Q
period 2010-12-31
FRANKLIN WIRELESS CORP
filed 2011-02-14
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 11,977,808 shares of common stock outstanding as of February 14, 2011.

FRANKLIN WIRELESS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
FRANKLIN WIRELESS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,809,635	$16,107,501
Accounts receivable	4,605,231	3,118,754
Inventories	320,465	197,630
Prepaid expenses and other current assets	49,824	35,453
Prepaid income taxes	109,649	–
Deferred tax assets, current	372,190	372,190
Advance payment to vendor	630,380	458,034
Total current assets	21,897,374	20,289,562
Property and equipment, net	460,598	985,303
Intangible assets, net	2,479,653	2,858,902
Deferred tax assets, non-current	1,296,075	1,299,746
Goodwill	273,285	273,285
Other assets	220,068	188,281
TOTAL ASSETS	$26,627,053	$25,895,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$4,644,915	$1,046,602
Trade accounts payable – related party	466,290	5,371,153
Advance payments from customers	5,615	309,000
Income taxes payable	–	929,538
Accrued liabilities	362,185	732,165
Marketing funds payable	1,623,423	1,277,319
Other current payable	1,873,065	–
Short-term borrowings	–	173,511
Long-term borrowings, current portion	–	68,165
Total current liabilities	8,975,493	9,907,453
Long-term borrowings	–	163,596
Other long-term liabilities	137,680	154,806
Total liabilities	9,113,173	10,225,855

Stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2010 and June 30, 2010	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,977,808 and 13,781,491 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	13,711	13,711
Additional paid-in capital	5,990,702	5,556,525
Retained earnings	12,140,002	8,981,906
Treasury stock, 1,803,684 shares as of December 31, 2010	(1,873,065)	–
Non-controlling interests	1,337,420	1,129,680
Accumulated other comprehensive loss	(94,890)	(12,598)
Total stockholders’ equity	17,513,880	15,669,224
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,627,053	$25,895,079

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$15,582,793	$25,177,226	$32,145,635	$30,302,163
Cost of goods sold	9,483,026	22,279,796	21,156,049	26,632,873
Gross profit	6,099,767	2,897,430	10,989,586	3,669,290

Operating expenses:
Selling, general, and administrative	2,497,214	1,458,504	5,448,292	2,034,998
Total operating expenses	2,497,214	1,458,504	5,448,292	2,034,998
Income from operations	3,602,553	1,438,926	5,541,294	1,634,292

Other income (loss), net:
Interest income	11,080	10,593	24,302	23,868
Gain from sale of property and equipment	120	–	212,303	–
Loss on disposal of property and equipment	(1,054)	–	(140,283)	–
Other income (loss), net	(104,284)	22,094	(16,548)	22,881
Total other income (loss), net	(94,138)	32,687	79,774	46,749
Net income before provision for income taxes	3,508,415	1,471,613	5,621,068	1,681,041
Income tax provision	1,105,232	575,514	2,255,232	650,521
Net income before non-controlling interests	2,403,183	896,099	3,365,836	1,030,520
Non-controlling interests in net income of subsidiary at 49.4%	(371,906)	(74,553)	(207,740)	(74,553)
Net income	$2,031,277	$821,546	$3,158,096	$955,967

Basic earnings per share	$0.17	$0.06	$0.25	$0.07
Diluted earnings per share	$0.17	$0.06	$0.25	$0.07

Weighted average common shares outstanding – basic	11,977,808	13,548,339	12,717,023	13,389,915
Weighted average common shares outstanding – diluted	12,150,765	13,664,682	12,889,980	13,486,258

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income	$3,158,096	$955,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-controlling interests	207,740	74,553
Gain on sale of property and equipment	(212,303)	–
Loss on disposal of property and equipment	140,283	848
Depreciation	69,757	78,909
Amortization of intangible assets	454,704	75,031
Write off of uncollectible accounts receivable	–	6,000
Deferred tax assets	3,671	(26,446)
Share-based compensation	434,177	18,384
Increase (decrease) in cash due to change in:		–
Accounts receivable	(1,486,477)	(6,074,327)
Inventory	(122,835)	1,944,163
Prepaid expense and other current assets	(14,371)	(75,020)
Prepaid income taxes	(109,649)	18,503
Advance payment to vendor	(172,346)	–
Other assets	(31,787)	(19,935)
Trade accounts payable, including related party	(1,306,550)	2,004,323
Advance payment from customers	(303,385)	(187,076)
Income taxes payable	(929,538)	–
Accrued liabilities	(369,980)	615,607
Marketing funds payable	346,104	121,429
Other liabilities	(17,126)	–
Net used in operating activities	(261,815)	(469,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67,676)	(114,104)
Purchases of intangible assets	(75,454)	(442,166)
Proceeds from sales of property and equipment	594,643	–
Net cash provided by (used in) investing activities	451,513	(556,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowings	(173,511)	–
Payment of long-term borrowings	(231,761)	(11,593)
Net cash used in financing activities	(405,272)	(11,593)

Effect of foreign currency translation	(82,292)	–
Net increase (decrease) in cash and cash equivalents	(297,866)	(1,036,950)
Cash and cash equivalents, beginning of period	16,107,501	6,253,529
Cash and cash equivalents, end of period	$15,809,635	$5,216,579

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$–	$–
Income taxes	$3,282,767	$190,754
Supplemental disclosure of non-cash investing activity:
Issuance of common shares	$–	$478,500
Supplemental disclosure of non-cash financing activity:
Repurchase of treasury stock (see “Note 11”)	$1,873,065	$–

See accompanying notes to unaudited financial statements.

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Form 10-K, filed on October 12, 2010.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Our wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA"), High-Speed Packet Access (“HSPA”) technology of Wideband Code Division Multiple Access (“WCDMA”), Worldwide Interoperability for Microwave Access (“WiMAX”) based on the IEEE 802.16 standard and Long Term Evolution (LTE) which enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution pictures, videos and music content.

We market our products directly to wireless operators, and indirectly through strategic partners and distributors.  Our global customer base extends primarily from the United States to South American and Caribbean countries.  Our USB modems are certified by Sprint, Comcast Cable, Cox, Clearwire, Time Warner Cable and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 50.6% (49.4% is owned by non-controlling interests).  In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
Net sales:	2010	2009	2010	2009
United States	$10,213,979	$24,554,545	$22,975,775	$28,474,432
Caribbean and South America	5,074,575	–	8,875,621	1,205,050
Asia	294,239	622,681	294,239	622,681
Totals	$15,582,793	$25,177,226	$32,145,635	$30,302,163

	December 31, 2010	June 30, 2010
Long-lived assets, net:
United States	$101,898	$110,913
Asia	2,838,353	3,733,292
Totals	$2,940,251	$3,844,205

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

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs, which are included in selling, general and administrative expenses on the statement of operations, amounted to $32,860 and $13,777 for the three months ended December 31, 2010 and 2009, respectively, and $35,441 and $44,456 for the six months ended December 31, 2010 and 2009 respectively.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, amounted to $292,868 and $2,343 for the three months ended December 31, 2010 and 2009, respectively, and $428,150 and $10,724 for the six months ended December 31, 2010 and 2009 respectively.  The increase in costs associated with product shipping and handling is due to a higher proportion of products supplied by our subsidiary Franklin Technology Inc., (“FTI”) (vs. third party suppliers who generally pay most or all of the shipping costs).

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

Intangible Assets

The definite lived intangible assets consisted of the following at December 31, 2010:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.8 years	$490,000	$204,167	$285,833
Complete technology	3 years	2.3 years	1,517,683	342,622	1,175,061
Customer contracts / relationships	8 years	6.8 years	1,121,000	175,156	945,844
Software	5 years	4.7 years	75,455	2,540	72,915
Total			$3,204,138	$724,485	$2,479,653

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

As of December 31, 2010, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Income Taxes

We follow ASC 740, “Income Taxes”, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Based on the assessment, management believes that we are more likely than not to fully realize our deferred tax assets in the U.S.  As such, no valuation allowance has been established for the Company’s U.S. operation.  Due to uncertainties surrounding the realizability of the deferred tax assets of our Korean subsidiary, we have recorded a full valuation allowance against our deferred tax assets during the fiscal quarter ended December 31, 2010.  As such, we have not recorded any tax benefits related to the loss incurred year-to-date.

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

As of December 31, 2010, we have no material unrecognized tax benefits. We recorded an income tax provision of approximately $2.26 million for the six months ended December 31, 2010.

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

	Three Months ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income before non-controlling interests	$2,403,183	$896,099	$3,365,836	$1,030,520
Non-controlling interests in net income of subsidiary	(371,906)	(74,553)	(270,740)	(74,553)
Net income	$2,031,277	$821,546	$3,158,096	$955,967

Weighted-average shares of common stock outstanding:
Basic	11,977,808	13,548,339	12,717,023	13,389,915
Dilutive effect of common stock equivalents arising from stock options	172,957	96,343	172,957	96,343
Outstanding shares (diluted)	12,150,765	13,644,682	12,889,980	13,486,258
Basic earnings per share	$0.17	$0.06	$0.25	$0.07

Diluted earnings per share	$0.17	$0.06	$0.25	$0.07

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2010, net sales from our two largest customers accounted for 55% and 15% of our consolidated revenue, and accounted for related accounts receivable balances of approximately $105,869 and $663,050, or 2% and 14% of total accounts receivable, as of December 31, 2010.  No other individual customer accounted for more than ten percent of total net sales for the three and six months ended December 31, 2010.

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

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued new accounting guidance related to the revenue recognition for multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The implementation of this standard did not have a material impact on out consolidated financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2010	June 30, 2010
Land	$–	$90,400
Building	–	305,202
Machinery and facility	103,028	82,046
Office equipment	257,051	236,803
Molds	219,072	196,751
Vehicle	8,768	8,768
Construction-in-progress	–	131,372
	587,919	1,051,342
Less accumulated depreciation	(127,321)	(66,039)
Total	$460,598	$985,303

Depreciation expense associated with property and equipment was $69,757 and $78,909 for the six months ended December 31, 2010 and 2009, respectively.

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

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	December 31, 2010	June 30, 2010
Accrued salaries, incentives	$137,000	$200,000
Accrued salaries, severance	116,232	244,369
Accrued vacations	71,094	67,435
Accrued professional fees	–	12,128
Payroll taxes	11,381	54,853
Other accrued liabilities	26,478	153,380
Total	$362,185	$732,165

NOTE 7 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following at:

	December 31, 2010	June 30, 2010
Loan dated January 2010, due to financial institution, with principal at maturity and monthly interest payments (interest rate at 15.21% per annum at September 30, 2010) and the remaining balance due in January 2011.	$–	$123,936

Loan dated February 2010, due to financial institution, with principal and monthly interest payments (interest rate of 8% per annum at September 30, 2010), and the remaining balance due in one month, March 2010.	–	49,575
Total	$–	$173,511

The short-term borrowings from banks of $123,936 and $49,575 were paid off on September 6, 2010 and August 12, 2010, respectively.

NOTE 8 – LONG-TERM BORROWINGS FROM BANKS

Long-term borrowings from banks consisted of the following at:

	December 31, 2010	June 30, 2010
Loan dated July 2006, due to financial institution with principal at maturity and quarterly interest payments (interest rate at 4.5% per annum at September 30, 2010) and the remaining balance due in June 2014.	$–	$231,761

Less current portion	–	(68,165)
Total	$–	$163,596

The long-term borrowings from banks (including the current portion) were paid off on September 6, 2010 and have no remaining balance as of December 31, 2010.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expires on August 31, 2011. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $53,852 for each of the six months ended December 31, 2010 and 2009.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was approximately $31,000 and $0 for the six months ended December 31, 2010 and 2009, respectively.

We lease two corporate housing facilities, for our vendors and employees who travel, under non-cancelable operating leases that expire on May 31, 2011 and August 1, 2011.  Rent expenses related to these operating leases were $13,062 and $7,772 for the six months ended December 31, 2010 and 2009, respectively.

We lease one automobile under an operating lease that expires on July 4, 2012. The related lease expense was $3,500 and $0 for the six months ended December 31, 2010 and 2009, respectively.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On June 18, 2009, MSTG, Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including devices provided by the Company, infringe on U.S. Patent Nos. 5,920,551; 6,198,936 and 6,438,113. All of the Company provided devices were purchased by the Company from one of its suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of December 31, 2010, this legal proceeding is pending, but we do not expect a material adverse effect on our financial condition.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

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

We issued additional options in 2010 under the 2009 Plan.  The options granted in 2010 generally vest and become exercisable at the rate of 33% per year with a life of ten years.  For the six months ended December 31, 2010 we did not issue any options.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the six months ended December 31, 2010 was $434,177 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the six months ended December 31, 2010 was $0.

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

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding at June 30, 2010	1,096,000	$1.36	8.1	$812,863
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	40,000	1.35	-	-

Outstanding at December 31, 2010	1,056,000	$1.36	5.5	$1,229,343

Exercisable at December 31, 2010	285,000	$0.48	-	$569,413
Vested and Expected to Vest at December 31, 2010	285,000	$0.48	-	$569,413

The weighted-average grant-date fair value of stock options granted for the six months ended December 31, 2010 was $1.20 per share. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.48 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2010, there was $787,075 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 11 – RELATED PARTY TRANSACTIONS

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”) under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000.  Per the Agreement, 1,803,684 shares were to be repurchased in exchange for non-cash consideration in the amount of $1,873,065, and the remaining 1,566,672 shares were to be repurchased upon payment of the balance of $1,626,935.  The repurchase of all of the shares was to be completed on or before December 31, 2010.  On September 14, 2010, C-Motech transferred 1,803,684 shares of our Common Stock to us.

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares will be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065 in exchange for the 1,803,684 shares; we are to pay cash to C-Motech (in the same amount) for the shares by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065 for amounts owed by March 31, 2011.

Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and this amount is reflected in our other current payable balance as of December 31, 2010.  In addition, following the Amendment Date, C-Motech paid us $1,873,065 for amounts owed.

As of December 31, 2010, C-Motech owns 1,566,672 shares, or 13.1%, of our Common Stock.

NOTE 12 - SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. Our management evaluated all events or transactions that occurred after December 31, 2010 up through the date the financial statements were available to be issued.  During these periods, we did not have any material recognizable subsequent events required to be disclosed to the financial statements as of December 31, 2010, except as noted in Note 11.

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

We market and sell our products through two channels: Directly to wireless operators, and indirectly through strategic partners and distributors.  Our global customer base extends primarily from the United States to South American and Caribbean countries.  Our USB modems are certified by Sprint, Comcast Cable, Cox, Clearwire, Time Warner Cable and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 50.6% (49.4% is owned by non-controlling interests).  In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

We generate revenues from three geographic areas which consist of the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales:
United States	$10,213,979	$24,554,545	$22,975,775	$28,474,432
Caribbean and South America	5,074,575	–	8,875,621	1,205,050
Asia	294,239	622,681	294,239	622,681
Totals	$15,582,793	$25,177,226	$32,145,635	$30,302,163

	December 31, 2010	June 30, 2010
Long-lived assets, net:
United States	$101,898	$110,913
Asia	2,838,353	3,733,292
Totals	$2,940,251	$3,844,205

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, we recognize revenues from product sales upon shipment of the product to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a factory warranty for one year, which is covered by our vendors under our purchase agreements with them.

Capitalized Product Development

Capitalized product development includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, which is generally shortly before the products are released to manufacturing, such costs are capitalized and amortized over the estimated lives of the products. For the six months ended December 31, 2010, we have no capitalized product development that is included in intangible assets in our consolidated balance sheet.

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

Income Taxes

We follow ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Based on the assessment, management believes that we are more likely than not to fully realize our deferred tax assets in the U.S.  As such, no valuation allowance has been established for the Company’s U.S. operation.  Due to uncertainties surrounding the realizability of the deferred tax assets of our Korean subsidiary, we have recorded a full valuation allowance against our deferred tax assets during the fiscal quarter ended December 31, 2010.  As such, we have not recorded any tax benefits related to the loss incurred year-to-date.

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

As of December 31, 2010, we have no material unrecognized tax benefits. We recorded an income tax provision of approximately $2.26 million for the six months ended December 31, 2010.

Earnings Per Share

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

RESULT OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2010 and 2009, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.9%	88.5%	65.8%	87.9%
Gross profit	39.1%	11.5%	34.2%	12.1%
Selling, general and administrative expenses	16.0%	5.8%	16.9%	6.7%
Income from operations	23.1%	5.7%	17.3%	5.4%
Other income (loss), net	(0.6%)	0.1%	0.2%	0.2%
Net income before income taxes	22.5%	5.8%	17.5%	5.6%
Income tax provision	7.1%	2.3%	7.0%	2.1%
Net income before non-controlling interest	15.4%	3.5%	10.5%	3.5%
Non-controlling interest in net income of subsidiary	(2.4%)	(0.3%)	(0.6%)	(0.2%)
Net income	13.0%	3.2%	9.9%	3.3%

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

NET SALES - Net sales decreased by $9,594,433, or 38.1%, to $15,582,793 for the three months ended December 31, 2010 from $25,177,226 for the corresponding period of 2009.  For the three months ended December 31, 2010, net sales by geographic region consisting of South America and the Caribbean, the United States and Asia were $5,074,575 (32.6 % of net sales), $10,213,979 (65.5% of net sales) and $294,239 (1.9% of net sales) respectively.

The overall decrease in net sales was primarily due to increased competition in the United States in the dual-mode (3G and 4G) USB modem market.  Net sales in the South American and Caribbean regions increased by $5,074,575 to $5,074,575 for the three months ended December 31, 2010 from $0 for the corresponding period of 2009.   The increase was due to the addition of a new customer as well as the general nature of sales in these regions which often fluctuate significantly from quarter to quarter due to timing of orders placed by a relatively small number of customers.  Net sales in the United States decreased by $14,340,566, or 58.4%, to $10,213,979 for the three months ended December 31, 2010, from $24,554,545 for the corresponding period of 2009. The decrease in net sales was primarily due to increased competition in the dual-mode (3G and 4G) USB modem market, which negatively affected volume and price. Net sales in Asia decreased by $328,442, or 52.7%, to $294,239 for the three months ended December 31, 2010 from $622,681 for the corresponding period of 2009. The decrease in net sales was primarily due to lower revenue generated from engineering services for FTI, which typically vary from quarter to quarter.

GROSS PROFIT – Gross profit increased by $3,202,337, or 110.5%, to $6,099,767 for the three months ended December 31, 2010 from $2,897,430 for the corresponding period of 2009.  The increase was primarily due to a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) which, despite a decrease in net sales, resulted in an increase in gross profit.

The gross profit as a percentage of net sales was 39.1% for the three months ended December 31, 2010 compared to 11.5% for the corresponding period of 2009.  The increase in gross profit in terms of net sales for the three months ended December 31, 2010 was due to several factors including a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) as well as the overall product and customer mix that vary from quarter to quarter.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $1,038,710, or 71.2%, to $2,497,214 for the three months ended December 31, 2010 from $1,458,504 for the corresponding period of 2009.  This was primarily due to increases in expense related to the amortization of intangible assets (due to the completion of capital projects), payroll expense (due to headcount growth), R&D expense (due to the amount of costs being expensed vs. capitalized), shipping and handling expense (due to a higher proportion of products supplied by FTI vs. third party suppliers who generally pay most or all of the shipping costs), and share-based compensation expense.

OTHER INCOME (LOSS), NET - The net of other income (loss) decreased by $126,825 to ($94,138) for the three months ended December 31, 2010 from $32,687 for the corresponding period of 2009. The decrease was primarily due to a foreign currency translation adjustment relating to products supplied to the Company from its subsidiary FTI, located in Seoul, Korea.

SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2009

NET SALES - Net sales increased by $1,843,472, or 6.1%, to $32,145,635 for the six months ended December 31, 2010 from $30,302,163 for the corresponding period of 2009.  For the six months ended December 31, 2010, net sales by geographic region consisting of South America and the Caribbean, the United States and Asia were $8,875,621 (27.6% of net sales), $22,975,775 (71.5% of net sales) and $294,239 (0.9% of net sales) respectively.

The overall increase in net sales was primarily due to increased demand for our dual-mode (3G and 4G) wireless USB modems.  Net sales in the South American and Caribbean regions increased by $7,670,571 to $8,875,621 or 636.5% for the six months ended December 31, 2010 from $1,205,050 for the corresponding period of 2009.   The increase was due to the addition of a new customer as well as the general nature of sales in these regions which often fluctuate significantly from quarter to quarter due to timing of orders placed by a relatively small number of customers.  Net sales in the United States decreased by $5,498,657, or 19.3%, to $22,975,775 for the six months ended December 31, 2010 from $28,474,432 for the corresponding period of 2009. The decrease in net sales was primarily due to increased competition in the dual-mode (3G and 4G) USB modem market which negatively affected volume and price. Net sales in Asia decreased by $328,442, or 52.7%, to $294,239 for the six months ended December 31, 2010 from $622,681 for the corresponding period of 2009. The decrease in net sales was primarily due to lower revenue generated from engineering services for FTI, which typically vary from quarter to quarter.

GROSS PROFIT – Gross profit increased by $7,320,296, or 199.5%, to $10,989,586 for the six months ended December 31, 2010 from $3,669,290 for the corresponding period of 2009.  The increase was primarily due to a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) as well as the growth in revenue.

The gross profit as a percentage of net sales was 34.2% for the six months ended December 31, 2010 compared to 12.1% for the corresponding period of 2009.  The increase in gross profit in terms of net sales for the six months ended December 31, 2010 was due to several factors including a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) as well as the overall product and customer mix that vary from quarter to quarter.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $3,413,294, or 167.7%, to $5,448,292 for the six months ended December 31, 2010 from $2,034,998 for the corresponding period of 2009.  This was primarily due to the consolidation of the FTI expenses (which began during the three months ended December 31, 2009), as well as increases in expense related to the amortization of intangible assets (due to the completion of capital projects), payroll expense (due to headcount growth), commissions paid to third parties, R&D expense (due to the amount of costs being expensed vs. capitalized), shipping and handling expense (due to a higher proportion of products supplied by FTI vs. third party suppliers who generally pay most or all of the shipping costs), and share-based compensation expense (due to additional options granted).

OTHER INCOME (LOSS), NET - The net of other income (loss) increased by $33,025 to $79,774 for the six months ended December 31, 2010 from $46,749 for the corresponding period of 2009. The increase was primarily due to the gain from the sale of property and equipment of $212,303, which was partially offset by the loss on the disposal of property and equipment of $140,283.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand and cash flow from operations.  We believe we will be able to fund our future cash requirements for operations from our cash available, operating cash flows, bank lines of credit and issuance of equity securities for the next twelve months.

OPERATING ACTIVITIES – Net cash used in operating activities for the six months ended December 31, 2010 was $261,815, and net cash used in operating activities for the six months ended December 31, 2009 was $469,087. The $261,815 in net cash used in operating activities for the six months ended December 31, 2010 was primarily due to the increase in accounts receivable of $1,486,477 as well as decreases in accounts payable, income taxes payable, accrued liabilities and advance payments from customers of $1,306,550, $929,538, $369,980 and $303,385 respectively, which were partially offset by the favorable effect of net income and non-cash items including depreciation, amortization, share-based compensation expense and non-controlling interests. The $469,087 in net cash used in operating activities for the six months ended December 31, 2009 was primarily due to the increase in accounts receivable of $6,074,327, which was partially offset by increases in accounts payable and accrued liabilities of $2,004,323 and $615,607 respectively, as well the decrease in inventories of $1,944,163 and the favorable effect of net income and non-cash items including depreciation, amortization, share-based compensation expense and non-controlling interests.

INVESTING ACTIVITIES – Net cash provided by investing activities for the six months ended December 31, 2010 was $451,513, and net cash used in investing activities for the six months ended December 31, 2009 was $556,270.  The $451,513 in net cash provided by investing activities for the six months ended December 31, 2010 was primarily due to proceeds from the sale of property and equipment of $594,643. The $556,270 in net cash used in investing activities for the six months ended December 31, 2009 was primarily due to the capitalization of certain R&D expenses for FTI.

FINANCING ACTIVITIES – Net cash used in financing activities for the six months ended December 31, 2010 was $405,272, resulting from paying off the short and long-term borrowings associated with the building and land sold by FTI.  Net cash used in financing activities for the six months ended December 31, 2009 was $11,593.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expires on August 31, 2011. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $53,852 for each of the six months ended December 31, 2010 and 2009.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was approximately $31,000 and $0 for the six months ended December 31, 2010 and 2009, respectively.

We lease two corporate housing facilities for our vendors and employees who travel under non-cancelable operating leases that expire on May 31, 2011 and August 1, 2011.  Rent expenses related to these operating leases were $13,062 and $7,772 for the six months ended December 31, 2010 and 2009, respectively.

We lease one automobile under an operating lease that expires on July 4, 2012. The related lease expense was $3,500 and $0 for the six months ended December 31, 2010 and 2009, respectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On June 18, 2009, MSTG, Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including devices provided by the Company, infringe on U.S. Patent Nos. 5,920,551; 6,198,936 and 6,438,113. All of the Company provided devices were purchased by the Company from one of its suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of December 31, 2010, this legal proceeding is pending, but we do not expect it to have a material adverse effect on our financial condition.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the SEC on October 12, 2010 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.”  You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report.  Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Common Stock Repurchase Agreement between Franklin Wireless Corp. and C-Motech, Ltd., dated July 27, 2010.
10.2	Amendment No. 1 to Common Stock Repurchase Agreement, dated January 28, 2011.
10.3	Amendment No. 2 to Common Stock Repurchase Agreement, dated January 28, 2011.
10.4	Acknowledgement of amounts owed by C-Motech Co., Ltd to Franklin Wireless Corp., dated January 28, 2011.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President and Acting Chief Financial Officer

Dated: February 14, 2011