Form 10-K/A
period 2010-06-30
FRANKLIN WIRELESS CORP
filed 2011-04-20
CIK 722572

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock on December 31, 2009, as reported by the OTC Bulletin Board, was approximately $9,228,169.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 11,977,807 shares of common stock outstanding as of October 12, 2010.

EXPLANATORY NOTE

On March 29, 2011 Registrant  received a letter from the Securities and Exchange Commission (the "SEC") regarding our Form 10-K for the year ended June 30, 2010. We have responded to the SEC's comments to our Form 10-K (the "Original Report") in this Amendment No. 1 (the "Amendment"). The purpose of the Amendment is to amend and restate Item 1A, Risk Factors, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Item 9A, Controls and Procedures, Item 10, Directors, Executive Officers and Corporate Governance,  Item 11, Executive Compensation, and Item 13, Certain Relationships and Related Transactions, in their entirety.

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

WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.  The industry in which we operate has many participants that own, or claim to own, proprietary intellectual property. In the past we have received, and in the future may receive, claims from third parties alleging that we, and possibly our customers, violate their intellectual property rights. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not we have infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than us, and they may be able to, and may choose to, pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

●	We may be liable for potentially substantial damages, liabilities and litigation costs, including attorneys’ fees;
●	We may be prohibited from further use of the intellectual property and may be required to cease selling our products that are subject to the claim;
●
We may have to license the third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;

●
We may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that we will be able to develop such a non-infringing alternative;

●	The diversion of management’s attention and resources;
●	Our relationships with customers may be adversely affected; and,
●	We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSLY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.  We depend on a small number of customers for a significant portion of our revenues.  For the year ended June 30, 2010, net revenues from one customer, Sprint/United Management Company, represented the substantial majority of our consolidated net sales. We have a written agreement with this customer that governs the sale of products to it, but the agreement does not obligate it to purchase any quantity of products from us.  If this customer were to reduce its business with us, our revenues and profitability could materially decline.

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

AS OUR BUSINESS EXPANDS INTERNATIONALLY, WE WILL BE EXPOSED TO ADDITIONAL RISKS RELATING TO INTERNATIONAL OPERATIONS.  Our expansion into international operations exposes us to additional risks unique to such international markets, including the following:

●	Increased credit management risks and greater difficulties in collecting accounts receivable;
●	Unexpected changes in regulatory requirements, wireless communications standards, exchange rates, trading policies, tariffs and other barriers;
●	Uncertainties of laws and enforcement relating to the protection of intellectual property;
●	Language barriers; and
●	Potential adverse tax consequences.

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

 RESULT OF OPERATIONS

The following table sets forth, for the years ended June 30, 2010, 2009 and 2008 our statements of operations including data expressed as a percentage of sales:

	Year Ended June 30,
	2010 (Consolidated)		2009	2008
	(as a percentage of sales)

Net Sales	100.0%		100.0%	100.0%
Cost of goods sold	86.2%		78.4%	77.8%
Gross profit	13.8%		21.6%	22.2%
Selling, general and administrative expenses	6.2%		11.9%	9.5%
Income from operations	7.6%		9.7%	12.7%
Other (loss) income, net	(0.1	% )	0.4%	0.3%
Net income before income taxes	7.5%		10.1%	13.0%
Income tax provision (benefit)	2.9%		(5.1%)	1.7%
Net income before non-controlling interest	4.6%		15.2%	11.3%
Non-controlling interest in net loss of subsidiary	0.1%		–	–
Net income	4.7%		15.2%	11.3%

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

The overall increase in net sales was primarily due to increased demand for our dual-mode (3G and 4G) wireless USB modems resulting mainly from the rollout, by our major customer, of its 4G (WiMAX) network, much of which took place during the year ended June 30, 2010.  The Company also benefited from being the only supplier of dual-mode (CDMA Rev A/WiMAX) USB modems in North America up until approximately June, 2010 at which time a competitor entered the market. Net sales in the South America and Caribbean regions decreased by $6,807,323, or 70.4%, to $2,858,225 for the year ended June 30, 2010 from $9,665,548 for the corresponding period of 2009.   The decrease was due to increased market competition, the decline in purchasing power of consumers, as well as the general nature of sales in these regions which often fluctuate significantly from year to year due to timing of orders placed by a relatively small number of customers.  Net sales in the United States increased by $84,070,012, or 586.5%, to $98,404,968 for the year ended June 30, 2010 from $14,334,956 for the corresponding period of 2009. The increase in net sales was primarily due to increased demand for our dual-mode (3G and 4G) wireless USB modems resulting mainly from the rollout, by our major customer, of its 4G (WiMAX) network, much of which took place during the year ended June 30, 2010.  The Company also benefited from being the only supplier of dual-mode (CDMA Rev A/WiMAX) USB modems in North America up until approximately June, 2010 at which time a competitor entered the market.  Net sales in the Asia region increased by $634,926, to $634,926, for the year ended June 30, 2010 from $0 for the corresponding period of 2009.  The increase is due to including $634,926 of research and development service revenue in net sales generated from Diffon.  Beginning with the three months ended December 31, 2009, Diffon’s financial results were consolidated with those of the Company, following the Company’s acquisition of approximately 50.6% of Diffon’s outstanding capital stock on October 1, 2009.  Because of this, the fiscal year ended June 30, 2009 did not include any net sales from Diffon.

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

YEAR ENDED JUNE 30, 2009 COMPARED TO YEAR ENDED JUNE 30, 2008

NET SALES - Net sales decreased by $10,722,795, or 30.9%, to $24,000,504 for the year ended June 30, 2009 from $34,723,299 for the corresponding period of 2008.  For the year ended June 30, 2009, the mix of net sales by geographic region consisted primarily of Caribbean and South American countries and the United States, amounted to $9,665,548, (40.3% of net sales), and $14,334,956, (59.7% of net sales), respectively. The overall decrease in sales was primarily due to a mix of decrease in sales and sales price for our EVDO technology products in Caribbean and South American countries, caused by a decline in purchasing power of customers and their currencies. Net sales in Caribbean and South American countries decreased by $15,683,284, or 61.9%, to $9,665,548 for the year ended June 30, 2009 from $25,348,832, compared to the corresponding period of 2008.   This decrease was offset by an increase in sales in the United States by approximately $4,960,489, or 52.9%, to $14,334,956 from $9,374,467 as a result of the increase in demand for our new EVDO technology product, CMU-300 WIMAX plus CDMA USB Modem, which was launched in the first half of fiscal year 2009.  Net sales in the United States represented 59.7% of the net sales for the year ended June 30, 2009, compared to 27.0% for the corresponding period of 2008, while CMU-300 net sales represented approximately 54.9% of the net sales in the United States for the year ended June 30, 2009, compared to 0.0% for the corresponding period of 2008.

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

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), and under which the Agreement, we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of  Franklin’s management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, with one exception, were effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. The exception is that in the original filing of our Annual Report on Form 10-K for the year ended June 30, 2010, our Report on Internal Control over Financial Reporting was defective in that it did not include several required items, including (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) an identification of the framework used by management to evaluate the effectiveness of internal control over financial reporting, (iii) an assessment by management of the effectiveness of internal control over financial reporting,  and (iv) a statement concerning the lack of an attestation report from Franklin’s independent certified public accountants.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Franklin. Franklin’s internal control system was designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States (GAAP).

Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct.

The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company;

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements; and

●	provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company's processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management has assessed the effectiveness of Franklin’s internal control over financial reporting as of June 30, 2010, based on the criteria for effective internal control described in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of  June 30, 2010.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in Franklin’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

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

We believe that Mr. Nelson’s qualifications to serve as a director of the Company include his many years of business, operational and management experience including his current position as President of Churchill Mortgage Corporation.  In addition, Mr. Nelson has served as a director of the Company for ten years, and brings a valuable historical perspective on the development of the Company’s business and its leadership.

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

We believe Mr. Jyoung’s qualifications to serve as a director of the Company include his extensive management experience in a diverse range of industries as well as his broad experience in international business matters.  Mr. Jyoung’s background and experience allow him to provide the Company’s Board of Directors with valuable knowledge and insight.

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

We believe Mr. Chee’s qualifications to serve as a director of the Company include his experience as a business attorney that allow him to provide the Company’s Board of Directors with valuable knowledge of legal matters that may affect the Company.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2010 and 2009 to our Chief Executive Officer and Acting Chief Financial Officer and our Chief Operating Officer (The "Named Executive Officers").

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
OC Kim, President and Acting Chief Financial Officer	2009	$150,000	$32,000	$5,265	-	$187,265
	2010	$160,000	$100,000	$88,200	-	$348,200
Yun J. (David) Lee, Chief Operating Officer	2009	$120,000	$27,000	$11,613	-	$158,613
	2010	$125,000	$80,000	$44,100	-	$249,100

(1)  Represents the dollar amount recognized for financial statement report purposes with respect to the fiscal year in accordance with ASC 718.  Please see "NOTE 11. LONG-TERM INCENTIVE PLAN AWARDS," to our financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of the June 30, 2010.  The only outstanding equity awards are stock options.  All options we granted to our Named Executive Officers during our fiscal year ended June 30, 2010, vest over a one year period and have ten-year terms, subject to earlier termination on the occurrence of certain events related to termination of employment.  In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Options Awards
Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
OC Kim	200,000	(1)	$2.07	04/19/2020	200,000	$420,000
	97,500	(2)	$0.495	06/11/2013	-	-
Yun J. (David) Lee	100,000	(1)	$2.07	04/19/2020	100,000	$210,000
	100,000	(3)	$0.45	06/11/2014	50,000	$105,000
	25,000	(4)	$0.45	06/11/2014	-	-

(1)           The options vest and are exercisable in full on the first anniversary of the date of grant and have a ten-year term.

(2)           The options vest and are exercisable in full on the first  anniversary of the date of grant and have a four-year term.

(3)           The options vest and are exercisable over two years as follows, and have a five-year term:

i.	50% of the shares underlying the option on the first anniversary of the date of grant.
ii.	25% of the shares underlying the option eighteen months following the date of the grant.
iii.	25% of the shares underlying the option on the second anniversary of the date of the grant.

(4)           The options vest and are exercisable in full on the first anniversary of the date of grant and have a five-year term.

Director Compensation

Our Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. The Chairman of our Board of Directors received a $10,000 discretionary bonus for serving in this capacity, and all of our other non-employee directors did not receive any compensation for serving on our Board.  There is no established policy for the payment of fees or other compensation to any of the members of our Board of Directors.

The following table provides director compensation information for the year ended June 30, 2010.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary Nelson	$10,000	-	-	$10,000
Joon Won Jyoung	-	-	-	-
Johnathan Chee	-	-	-	-
Jaeman Lee	-	-	-	-
Kwang Sun Han	-	-	-	-

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

On September 21, 2009, we entered into a renewable three-year employment agreement with our President. The annual salary for the officer is $170,000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We purchased wireless data products in the amount of $ 82,631,324 from C-Motech, for the year ended June 30, 2010 and had related accounts payable of $5,371,153 as of June 30, 2010.  As of June 30, 2010, C-Motech owned 3,370,356 shares, or 24.5%, of our Common Stock and Jaeman Lee, Chief Executive Officer of C-Motech Co. Ltd., served as a director of the Company since September 2006.  On May 27, 2010, the Board of Directors appointed Kwang Sun Han to the Board of Directors to fill a vacancy upon the resignation of Jaeman Lee.

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), and under the Agreement, we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech  for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, which represented amounts owed to the Company by C-Motech for certain marketing funds as well as the settlement of a price dispute for products previously purchased by the Company from C-Motech. Under the Agreement, the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors. The repurchase of our Common Stock from C-Motech does not impact our relationship with C-Motech as our primary supplier of products.

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we are to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011.  The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed. The repurchase of the remaining 1,566,672 shares has not been completed.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

31	Certificate of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC KIM
OC Kim, President

Dated: April 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive, Financial and Accounting Officer

/s/ OC KIM	President, Acting Chief Financial Officer	April 20, 2011
OC Kim	and a Director

(3) Directors

/s/ GARY NELSON	Chairman of the Board of Directors	April 20, 2011
Gary Nelson

/s/ JOON WON JYOUNG	Director	April 20, 2011
Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	April 20, 2011
Johnathan Chee