Form 10-K/A
period 2010-06-30
FRANKLIN WIRELESS CORP
filed 2011-05-12
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 2 TO
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

EXPLANATORY NOTE

On April 28, 2011 Registrant received a letter from the Securities and Exchange Commission (the "SEC") regarding Amendment No.1 to our Form 10-K for the year ended June 30, 2010. We have responded to the SEC's comments to our Form 10-K (the "Original Report") in this Amendment No. 2 (the "Amendment"). The purpose of the Amendment is to amend and restate Item 9A, Controls and Procedures, in its entirety.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of  Franklin’s management, including our President (the chief executive officer) and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) 15d-15(e). Based upon that evaluation, our President and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

The conclusion that our disclosure controls and procedures were not effective was based on the fact that our Annual Report on Form 10-K for the year ended June 30, 2010, when initially filed, did not include several required items, including (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) an identification of the framework used by management to evaluate the effectiveness of internal control over financial reporting, (iii) an assessment by management of the effectiveness of internal control over financial reporting,  and (iv) a statement concerning the lack of an attestation report from Franklin’s independent certified public accountants.

Management has remedied the deficiency in filing by including these items in Amendment No. 1 to the Annual Report on Form 10-K, filed on April 20, 2011. In addition, management has modified its disclosure controls and procedures to ensure more comprehensive internal and external review of its 1934 Act reports, including comparison of the form and substance of the reports to the specific requirements of the applicable forms established under the Securities Exchange Act of 1934.

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

The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company;

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements; and

•	provide reasonable assurance as to the detection of fraud.

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

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies are not required to provide an attestation report of their registered public accounting firm regarding internal control over financial reporting. Thus, this annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

Dated: May 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive, Financial and Accounting Officer

/s/ OC KIM	President, Acting Chief Financial Officer and a Director	May 12, 2011
OC Kim

(3) Directors

/s/ GARY NELSON	Chairman of the Board of Directors	May 12, 2011
Gary Nelson

/s/ JOON WON JYOUNG	Director	May 12, 2011
Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	May 12, 2011
Johnathan Chee