Form 10-Q
period 2011-03-31
FRANKLIN WIRELESS CORP
filed 2011-05-13
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 0-11616

FRANKLIN WIRELESS CORP.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3733534 (I.R.S. Employer Identification Number)

5440 Morehouse Drive, Suite 1000, San Diego, California	92121
(Address of principal executive offices)	(Zip code)

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

The Registrant has 11,727,808 shares of common stock outstanding as of May 13, 2011.

FRANKLIN WIRELESS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we”, “us”, “our”, “Franklin”, “Franklin Wireless”, or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Risk Factors” and elsewhere in this Report. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2010, as amended. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
FRANKLIN WIRELESS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,438,305	$16,107,501
Accounts receivable, net	6,869,203	3,118,754
Inventories	71,032	197,630
Prepaid expenses and other current assets	14,104	35,453
Prepaid income taxes	109,649	–
Deferred tax assets, current	372,190	372,190
Advance payment to vendor	67,145	458,034
Total current assets	20,941,628	20,289,562
Property and equipment, net	439,848	985,303
Intangible assets, net	2,322,487	2,858,902
Deferred tax assets, non-current	1,299,746	1,299,746
Goodwill	273,285	273,285
Other assets	138,327	188,281
TOTAL ASSETS	$25,415,321	$25,895,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$4,088,230	$1,046,602
Trade accounts payable – related party	12,000	5,371,153
Advance payments from customers	5,545	309,000
Income taxes payable	–	929,538
Accrued liabilities	263,384	732,165
Marketing funds payable	1,633,806	1,277,319
Short-term borrowings	–	173,511
Long-term borrowings, current portion	–	68,165
Total current liabilities	6,002,965	9,907,453
Long-term borrowings, net of current portion	–	163,596
Other long-term liabilities	191,916	154,806
Total liabilities	6,194,881	10,225,855

Stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2011 and June 30, 2010	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,727,808 and 13,781,491 shares issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	13,461	13,711
Additional paid-in capital	6,198,960	5,556,525
Retained earnings	13,662,556	8,981,906
Treasury stock, 1,803,684 shares as of March 31, 2011	(1,873,065)	–
Non-controlling interests	1,200,783	1,129,680
Accumulated other comprehensive loss	17,745	(12,598)
Total stockholders’ equity	19,220,440	15,669,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,415,321	$25,895,079

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales	$9,440,087	$31,627,746	$41,585,722	$61,929,908
Cost of goods sold	6,637,012	27,363,481	27,793,061	53,996,353
Gross profit	2,803,075	4,264,265	13,792,661	7,933,555

Operating expenses:
Selling, general, and administrative	2,087,523	2,048,718	7,535,814	4,083,715
Total operating expenses	2,087,523	2,048,718	7,535,814	4,083,715
Income from operations	715,552	2,215,547	6,256,847	3,849,840

Other income, net:
Interest income	11,728	32,783	36,030	56,650
Gain on sale of property and equipment	–	–	212,303	–
Loss on disposal of property and equipment	–	–	(140,283)	(848)
Other income, net	1,685,451	20,279	1,668,903	44,008
Total other income, net	1,697,179	53,062	1,776,953	99,810
Net income before provision for income taxes	2,412,731	2,268,609	8,033,800	3,949,650
Income tax provision	1,000,159	990,946	3,255,392	1,641,466
Net income before non-controlling interest	1,412,572	1,277,663	4,778,408	2,308,184
Non-controlling interests in net income of subsidiary at 49.4%	–	74,553	(207,740)	–
Non-controlling interests in net loss of subsidiary at 48.5%	109,982	–	109,982	–
Net income	$1,522,554	$1,352,216	$4,680,650	$2,308,184

Basic earnings per share	$0.13	$0.10	$0.41	$0.17
Diluted earnings per share	$0.13	$0.10	$0.40	$0.17

Weighted average common shares outstanding – basic	11,890,729	13,548,339	11,453,902	13,517,572
Weighted average common shares outstanding – diluted	12,071,381	13,639,996	11,634,554	13,609,229

See accompanying notes to unaudited financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income	$4,680,650	$2,308,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-controlling interests	97,758	–
Gain on sale of property and equipment	(212,303)	–
Loss on disposal of property and equipment	140,283	848
Depreciation	109,220	134,240
Amortization of intangible assets	643,219	187,563
Write off of uncollectible accounts receivable	–	6,000
Deferred tax assets	–	(25,192)
Share-based compensation	642,185	27,971
Increase (decrease) in cash due to change in:
Accounts receivable	(3,750,450)	(2,732,016)
Inventory	126,598	2,350,749
Prepaid expense and other current assets	21,348	74,662
Prepaid income taxes	(109,649)	–
Advance payment to vendor	390,889	(2,032)
Other assets	49,954	(21,188)
Trade accounts payable, including related party	(2,317,525)	911,742
Advance payment from customers	(303,455)	(258,188)
Accrued liabilities	(468,780)	314,160
Marketing funds payable	356,487	32,625
Income taxes payable	(929,538)	690,000
Other liabilities	37,110	–
Net cash (used in) provided by operating activities	(795,999)	4,000,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(81,732)	(206,807)
Purchases of intangible assets	(106,803)	(964,875)
Investment in subsidiary	(26,655)	–
Proceeds from sales of property and equipment	594,643	–
Net cash provided by (used in) investing activities	379,453	(1,171,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term borrowings	(231,761)	–
Payment of short-term borrowings	(173,511)	(78,444)
Proceeds from long-term debt including current portion	–	109,248
Purchase of treasury stock	(1,873,065)	–
Net cash (used in) provided by financing activities	(2,278,337)	30,804

Effect of foreign currency translation	25,687	–
Net increase (decrease) in cash and cash equivalents	(2,669,196)	2,859,250
Cash and cash equivalents, beginning of period	16,107,501	6,253,529
Cash and cash equivalents, end of period	$13,438,305	$9,112,779

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (continued)

Supplemental disclosure of cash flow information:
Cash paid for the periods for:
Interest	$6,470	$20,927
Income taxes	$4,282,978	$970,754
Supplemental disclosure of non-cash investing activity:
Issuance of common shares for investment in subsidiary	$–	$478,500
Supplemental disclosure of non-cash financing activity:
Cancellation of 250,000 issued common shares	$250	$–

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Form 10-K, filed on October 12, 2010, and amendments thereto, filed on April 20, 2011 and May 12, 2011.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.5% (48.5% is owned by non-controlling interests) as of March 31, 2011, and 50.6% (49.4% was owned by non-controlling interests) prior to January 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Segment Reporting

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments.  We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.  We have one reportable segment, consisting of the sale of wireless access products.

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2011	2010	2011	2010
United States	$8,320,087	$31,335,496	$31,295,861	$59,809,928
Caribbean and South America	1,095,550	290,450	9,971,171	1,495,500
Asia	24,450	1,800	318,690	624,480
Totals	$9,440,087	$31,627,746	$41,585,722	$61,929,908

Long-lived assets, net:	March 31, 2011	June 30, 2010
United States	$97,101	$110,913
Asia	2,665,234	3,733,292
Totals	$2,762,335	$3,844,205

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, we recognize revenues from product sales upon shipment of the product to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a factory warranty for one year from the shipment, which is covered by our vendors under the purchase agreements.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation. We did not make any significant reclassifications for the nine months ended March 31, 2011 to prior period amounts.

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

Goodwill and Intangible Assets

On October 1, 2009, we acquired approximately 50.6% of the outstanding capital stock of Franklin Technology Inc. (formerly Diffon Corporation) (“FTI”), which provides design, development and manufacturing services to the Company for high speed wireless data communication products including 3G and 4G wireless modules and modems.  In accordance with ASC Topic 805, Business Combinations, we have identified and determined the fair values of the following intangible assets of FTI, on October 1, 2009, the date of acquisition:

Complete technology	$490,000	3 years
Customer contracts / relationships	1,121,000	8 years
Capitalized product development in progress	430,000
Total	$2,041,000

Goodwill and intangible assets are recorded in connection with the FTI acquisition and are accounted for in accordance with ASC Topic 805.  Goodwill represents excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. The capitalized product development in progress of $430,000 has achieved its technological feasibility as of June 30, 2010. Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350, Goodwill and Other Intangible Assets.  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified.

Intangible Assets

The definite lived intangible assets consisted of the following at March 31, 2011:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.55	$490,000	$245,000	$245,000
Complete technology	3 years	2.05	1,517,684	450,121	1,067,563
Customer contracts / relationships	8 years	6.55	1,121,000	210,188	910,812
Software	5 years	4.50	106,803	7,691	99,112
Total			$3,235,487	$913,000	$2,322,487

Long-lived Assets

In accordance with ASC Topic 360, Property, Plant, and Equipment, we review for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

As of March 31, 2011 and 2010, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Income Taxes

We follow ASC Topic 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Based on the assessment, management believes that we are more likely than not to fully realize our deferred tax assets in the U.S.  As such, no valuation allowance has been established for the Company’s U.S. operation.  Due to uncertainties surrounding the realizability of the deferred tax assets of our Korean subsidiary, we have recorded a full valuation allowance against our deferred tax assets during the fiscal quarter ended March 31, 2011.  As such, we have not recorded any tax benefits related to the loss incurred year-to-date.

We adopted ASC Subtopic 740-10-25 on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. We must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC Subtopic 740-10-25.

As of March 31, 2011, we have no material unrecognized tax benefits. We recorded an income tax provision of approximately $3.25 million for the nine months ended March 31, 2011.

Earnings Per Share

We report earnings per share in accordance with ASC Topic 260, Earnings Per Share.  Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income before non-controlling interests	$1,412,572	$1,277,663	$4,778,408	$2,308,184
Non-controlling interests in net income of subsidiary	109,982	74,553	(97,758)	–
Net income	$1,522,554	$1,352,216	$4,680,650	$2,308,184

Weighted-average shares of common stock outstanding:
Basic	11,890,729	13,548,339	11,453,902	13,517,572
Dilutive effect of common stock equivalents arising from stock options	180,652	91,657	180,652	91,657
Outstanding shares (diluted)	12,071,381	13,639,996	11,634,554	13,609,229

Basic earnings per share	$0.13	$0.10	$0.41	$0.17
Diluted earnings per share	$0.13	$0.10	$0.40	$0.17

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2011, net sales from our two largest customers accounted for 61% and 14% of our consolidated revenue, and accounted for related accounts receivable balances of approximately $5,502,055 and $663,050, respectively, or 80% and 10%, respectively, of total accounts receivable, as of March 31, 2011.  No other individual customer accounted for more than ten percent of total net sales for the nine months ended March 31, 2011.

A significant portion of our wireless data products are purchased from a small number of vendors.  For the nine months ended March 31, 2011, we purchased wireless data products from our largest vendor in the amount of $11,345,979, which accounted for 25% of our total purchases, and this vendor had a related accounts payable balance of $0, as of March 31, 2011.

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

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2011	June 30, 2010
Accrued salaries, incentives	$75,000	$200,000
Accrued salaries, severance	87,389	244,369
Accrued vacations	67,145	67,435
Accrued professional fees	–	12,128
Payroll taxes and deductions	20,996	54,853
Other accrued liabilities	12,854	153,380
Total	$263,384	$732,165

NOTE 5 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following at:

	March 31, 2011	June 30, 2010
Loan dated January 2010, due to financial institution, with principal at maturity and monthly interest payments (interest rate at 15.21% per annum at September 30, 2010) and the remaining balance due in January 2011.	$–	$123,936

Loan dated February 2010, due to financial institution, with principal and monthly interest payments (interest rate of 8% per annum at September 30, 2010), and the remaining balance due in one month, March 2010.	–	49,575

Total	$–	$173,511

The short-term borrowings from banks of $123,936 and $49,575 were paid off on September 6, 2010 and August 12, 2010, respectively.

NOTE 6 – LONG-TERM BORROWINGS FROM BANKS

Long-term borrowings from banks consisted of the following at:

	March 31, 2011	June 30, 2010
Loan dated July 2006, due to financial institution with principal at maturity and quarterly interest payments (interest rate at 4.5% per annum at September 30, 2010) and the remaining balance due in June 2014.	$–	$231,761

Less current portion	–	(68,165)

Total	$–	$163,596

The long-term borrowings from banks (including the current portion) were paid off on September 6, 2010 and have no remaining balance as of March 31, 2011.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expires on August 31, 2011. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $26,926 for each of the three months ended March 31, 2011 and 2010, and $80,778 for each of the nine months ended March 31, 2011 and 2010.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was approximately $23,250 and $0 for the three months ended March 31, 2011 and 2010, respectively, and $54,250 and $0 for the nine months ended March 31, 2011 and 2010, respectively.

We lease two corporate housing facilities, for our vendors and employees who travel, under non-cancelable operating leases that expire on May 31, 2011 and August 1, 2011.  Rent expenses related to these operating leases were $6,876 and $3,897 for the three months ended March 31, 2011 and 2010, respectively, and $19,938 and $11,669 for the nine months ended March 31, 2011 and 2010, respectively.

We lease one automobile under an operating lease that expires on July 4, 2012. The related lease expense was $1,750 for each of the three months ended March 31, 2011 and 2010 $5,250 and $6,250 for the nine months ended March 31, 2011 and 2010, respectively.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On June 18, 2009, MSTG, Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including devices provided by the Company, infringe on U.S. Patent Nos. 5,920,551; 6,198,936 and 6,438,113. All of the Company provided devices were purchased by the Company from one of its suppliers. On February 25, 2011, this matter was dismissed with respect to our customer.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We have filed a motion to dismiss this case and a hearing is scheduled for June 6, 2011.  We intend to vigorously defend ourselves against these allegations.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we are to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech included in treasury stock at March 31, 2011, and C-Motech paid us $1,873,065 for amounts owed. The repurchase of the remaining 1,566,672 shares has not been completed.  See Note 9, below.

As of March 31, 2011, C-Motech owns 1,566,672 shares, or 13%, of our Common Stock.

NOTE 9 - SUBSEQUENT EVENTS

C-Motech was contractually obligated to sell 1,566,672 shares of our Common Stock back to us by March 31, 2011 as described in Note 8.  Despite C-Motech’s obligations to do so, they did not complete this transaction by this date.  On April 29, 2011, we provided formal notification to C-Motech that it is in breach of its obligations.  As of the date of this filing, we have not received a response from C-Motech, but we intend to pursue our legal remedies against C-Motech.  Accordingly, we are unable to determine whether or not this repurchase will take place.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. Our management evaluated all events or transactions that occurred after March 31, 2011up through the date the financial statements were available to be issued.  During these periods, we did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of March 31, 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2011 filed on October 12, 2010 and amendments thereto (the “Annual Report”).  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS

We believe that our revenue growth will be influenced largely by (1) the successful maintenance of our existing customers, (2) the rate of increase in demand for wireless data products, (3) customer acceptance of our new products, (4) new customer relationships and contracts, and (5) our ability to meet customers’ demands.

We have entered into and expect to continue to enter into new customer relationships and contracts for the supply of our products, and this may require significant demands on our resources, resulting in increased operating, selling, and marketing expenses associated with such new customers.

RESULT OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2011 and 2010, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.3%	86.5%	66.8%	87.2%
Gross profit	29.7%	13.5%	33.2%	12.8%
Selling, general and administrative expenses	22.1%	6.5%	18.2%	6.6%
Income from operations	7.6%	7.0%	15.0%	6.2%
Other income (loss), net	18.0%	0.2%	4.3%	0.2%
Net income before income taxes	25.6%	7.2%	19.3%	6.4%
Income tax provision	10.6%	3.1%	7.8%	2.7%
Net income before non-controlling interest	15.0%	4.1%	11.5%	3.7%
Non-controlling interest in net loss (net income) of subsidiary	1.1%	0.2%	(0.2%)	0.0%
Net income	16.1%	4.3%	11.3%	3.7%

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

NET SALES - Net sales decreased by $22,187,659, or 70.2%, to $9,440,087 for the three months ended March 31, 2011 from $31,627,746 for the corresponding period of 2010.  For the three months ended March 31, 2011, net sales by geographic regions consisting of South America and the Caribbean, the United States and Asia, were $1,095,550 (11.6 % of net sales), $8,320,087 (88.1% of net sales) and $24,450 (0.3% of net sales), respectively.

The overall decrease in net sales was due to several factors, including increased competition in the United States in the dual-mode (3G and 4G) USB modem market. Also, during the 2010 fiscal year, our largest customer was in the process of rolling out a significant portion of its 4G (WiMAX) network, much of which took place during the three months ended March 31, 2010, which had a favorable effect on our net sales during this period. Net sales in the South American and Caribbean regions increased by $805,100, or 277.2%, to $1,095,550 for the three months ended March 31, 2011 from $290,450 for the corresponding period of 2010.   The increase was due to the addition of a new customer as well as the general nature of sales in these regions which often fluctuate significantly from quarter to quarter due to timing of orders placed by a relatively small number of customers.  Net sales in the United States decreased by $23,015,409, or 73.4%, to $8,320,087 for the three months ended March 31, 2011, from $31,335,496 for the corresponding period of 2010. The decrease in net sales was due to several factors, including increased competition in the dual-mode (3G and 4G) USB modem market, which negatively affected volume and price. During the three months ended March 31, 2010, we benefited from being the only supplier of dual-mode (CDMA Rev A/WiMAX) USB modems in North America, which continued until approximately June, 2010 at which time a competitor entered the market.  In addition, during the 2010 fiscal year, our largest customer was in the process of rolling out a significant portion of its 4G (WiMAX) network, much of which took place during the three months ended March 31, 2010, which had a favorable effect on our net sales during this period. Net sales in Asia increased by $22,650, or 1,258.3%, to $24,450 for the three months ended March 31, 2011 from $1,800 for the corresponding period of 2010. The increase in net sales was primarily due to higher revenue generated from engineering services for FTI, which typically vary from quarter to quarter.

GROSS PROFIT – Gross profit decreased by $1,461,190, or 34.3%, to $2,803,075 for the three months ended March 31, 2011 from $4,264,265 for the corresponding period of 2010.  The decrease was primarily due to lower revenue as described above.

Gross profit as a percentage of net sales was 29.7% for the three months ended March 31, 2011 compared to 13.5% for the corresponding period of 2010.  The increase in gross profit in terms of net sales for the three months ended March 31, 2011 was due to several factors including a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) as well as the overall product and customer mix, which varies from quarter to quarter.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $38,805, or 1.9%, to $2,087,523 for the three months ended March 31, 2011 from $2,048,718 for the corresponding period of 2010.

OTHER INCOME (LOSS), NET - The net of other income (loss) increased by $1,644,117, to $1,697,179, for the three months ended March 31, 2011 from $53,062 for the corresponding period of 2010. The increase was primarily due to the payment from C-Motech in the amount of $1,873,065, of which $1,581,457 was booked to other income. The portion booked to other income represented amounts owed to the Company for certain marketing funds for products previously purchased by the Company from C-Motech.

NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO NINE MONTHS ENDED MARCH 31, 2010

NET SALES - Net sales decreased by $20,344,186, or 32.9%, to $41,585,722 for the nine months ended March 31, 2011 from $61,929,908 for the corresponding period of 2010.  For the nine months ended March 31, 2011, net sales by geographic region consisting of South America and the Caribbean, the United States and Asia were $9,971,171 (24.0% of net sales), $31,295,861 (75.2% of net sales) and $318,690 (0.8% of net sales) respectively.

The overall decrease in net sales was due to several factors including increased competition in the United States in the dual-mode (3G and 4G) USB modem market and the fact that during the 2010 fiscal year, our largest customer was in the process of rolling out a significant portion of its 4G (WiMAX) network, much of which took place during the nine months ended March 31, 2010, which had a favorable effect on our net sales during this period..  Net sales in the South American and Caribbean regions increased by $8,475,671 to $9,971,171 or 566.7% for the nine months ended March 31, 2011 from $1,495,500 for the corresponding period of 2010.   The increase was due to the addition of a new customer as well as the general nature of sales in these regions which often fluctuate significantly from quarter to quarter due to timing of orders placed by a relatively small number of customers.  Net sales in the United States decreased by $28,514,067, or 47.7%, to $31,295,861 for the nine months ended March 31, 2011 from $59,809,928 for the corresponding period of 2010. The decrease in net sales was due to several factors including increased competition in the dual-mode (3G and 4G) USB modem market which negatively affected volume and price. During the nine months ended March 31, 2010, the company benefited from being the only supplier of dual-mode (CDMA Rev A/WiMAX) USB modems in North America, which continued until approximately June, 2010 at which time a competitor entered the market.  In addition, during the 2010 fiscal year, our largest customer was in the process of rolling out a significant portion of its 4G (WiMAX) network, much of which took place during the nine months ended March 31, 2010, which had a favorable effect on our net sales during this period. Net sales in Asia decreased by $305,790, or 49.0%, to $318,690 for the nine months ended March 31, 2011 from $624,480 for the corresponding period of 2010. The decrease in net sales was primarily due to lower revenue generated from engineering services for FTI, which typically vary from quarter to quarter.

GROSS PROFIT – Gross profit increased by $5,859,106, or 73.9%, to $13,792,661 for the nine months ended March 31, 2011 from $7,933,555 for the corresponding period of 2010.  The increase was primarily due to a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) which, despite a decrease in net sales, resulted in an increase in gross profit.

The gross profit as a percentage of net sales was 33.2% for the nine months ended March 31, 2011 compared to 12.8% for the corresponding period of 2010.  The increase in gross profit in terms of net sales for the nine months ended March 31, 2011 was due to several factors including a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) as well as the overall product and customer mix that vary from quarter to quarter.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $3,452,099, or 84.5%, to $7,535,814 for the nine months ended March 31, 2011 from $4,083,715 for the corresponding period of 2010.  This was primarily due to the consolidation of the FTI expenses (which began during the three months ended December 31, 2009), as well as increases in expense related to the amortization of intangible assets (due to the completion of capital projects), payroll expense (due to headcount growth), commissions paid to third parties, R&D expense (due to the amount of costs being expensed vs. capitalized), shipping and handling expense (due to a higher proportion of products supplied by FTI vs. third party suppliers who generally pay most or all of the shipping costs), and share-based compensation expense (due to additional options granted).

OTHER INCOME (LOSS), NET - The net of other income (loss) increased by $1,677,143 to $1,776,953 for the nine months ended March 31, 2011 from $99,810 for the corresponding period of 2010. The increase was primarily due to the payment from C-Motech in the amount of $1,873,065, of which $1,581,457 was booked to other income. The portion booked to other income represented amounts owed to the Company for certain marketing funds for products previously purchased by the Company from C-Motech.

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

OPERATING ACTIVITIES – Net cash used in operating activities for the nine months ended March 31, 2011 was $795,999, and net cash provided by operating activities for the nine months ended March 31, 2010 was $4,000,128. The $795,999 in net cash used in operating activities for the nine months ended March 31, 2011 was primarily due to the increase in accounts receivable of $3,750,450, as well as decreases in accounts payable, income taxes payable and accrued liabilities of $2,317,525, $929,538 and $468,780 respectively, which were partially offset by the favorable effect of net income of $4,680,650 as well as the decrease in advanced payments to vendor of $390,889, the increase in marketing funds payable of $356,487 and non-cash items including amortization and share-based compensation of $643,219 and $642,185 respectively.  The $4,000,128 in net cash provided by operating activities for the nine months ending March 31, 2010 was primarily due to the favorable effect of net income of $2,308,184 as well as the decrease in inventory of $2,350,749 and increases in accounts payable, income taxes payable and accrued liabilities of $911,742, $690,000 and $314,160 respectively, which were partially offset by the increase in accounts receivable of $2,732,016.

INVESTING ACTIVITIES – Net cash provided by investing activities for the nine months ended March 31, 2011 was $379,453, and net cash used in investing activities for the nine months ended March 31, 2010 was $1,171,682.  The $374,585 in net cash provided by investing activities for the nine months ended March 31, 2011 was primarily due to proceeds from the sale of property and equipment of $594,643, which was partially offset by the purchase of intangible assets and property and equipment of $106,803 and $81,732, respectively.  The $1,171,682 in net cash used in investing activities for the nine months ended March 31, 2010 was primarily due to purchases of intangible assets and property and equipment of $964,875 and $206,807 respectively.

FINANCING ACTIVITIES – Net cash used in financing activities for the nine months ended March 31, 2011 was $2,278,337, resulting primarily from the repurchase of our Common Stock from C-Motech in the amount of $1,873,065 as well as paying off the short-term and long-term borrowings associated with the building and land sold by FTI. Net cash provided by financing activities for the nine months ended March 31, 2010 was $30,804.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On June 18, 2009, MSTG, Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including devices provided by the Company, infringe on U.S. Patent Nos. 5,920,551; 6,198,936 and 6,438,113. All of the Company provided devices were purchased by the Company from one of its suppliers. On February 25, 2011, this matter was dismissed with respect to our customer.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We have filed a motion to dismiss this case and a hearing is scheduled for June 6, 2011. We intend to vigorously defend ourselves against these allegations.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the SEC on October 12, 2010 and the amendments thereto (the “Annual Report”), include a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.”  You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report.  Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer.

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

Dated: May 13, 2011