Form 10-K
period 2011-06-30
FRANKLIN WIRELESS CORP
filed 2011-09-28
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to _________________.

Commission file number: 0-11616

FRANKLIN WIRELESS CORP.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3733534 (I.R.S. Employer Identification Number)
6205 Lusk Blvd. San Diego, California (Address of principal executive offices)	92121 (Zip code)

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

Large accelerated file r☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2010, as reported by The OTC Bulletin Board, was approximately $19,889,905.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 11,835,471 shares of common stock outstanding as of September 28, 2011.

FRANKLIN WIRELESS CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

i

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we", "us", "our", “Franklin”, “Franklin Wireless”, or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2011 and fiscal 2010 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

ii

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

Our wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA"), High-Speed Packet Access technology (“HSPA technology”) of Wideband Code Division Multiple Access (“WCDMA), and Worldwide Interoperability for Microwave Access (“WiMAX”) based on the IEEE 802.16 standard and Long Term Evolution (LTE), which enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution pictures, videos and music content.

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

On October 1, 2009, we completed the acquisition of approximately 50.6% of the outstanding capital stock of Franklin Technology Inc. (formerly Diffon Corporation) (“FTI”).  The purpose of the acquisition was to acquire a significant interest in a facility in South Korea that provides design, development and manufacturing services to the Franklin Wireless Corp. (“the Company”) for high speed wireless data communication products including 3G and 4G wireless modules and modems.  FTI performs research and development functions and outsources its manufacturing process to third parties. The acquisition involved two separate but related transactions.

In the first transaction, we entered into a Share Exchange Agreement, dated October 1, 2009, with two major shareholders of FTI (the "FTI Shareholders"). We issued the FTI Shareholders an aggregate of 550,000 shares of our Common Stock in exchange for 440,000 shares of capital stock of FTI, representing approximately 20.1% of the outstanding capital stock of FTI. Under the Agreement, the FTI Shareholders, acting together, were granted an unconditional right of rescission for one year, with the right to return the Company’s Common Stock received by them and receive the FTI shares in return. On February 27, 2010, we announced the revocation of the right of rescission, which terminated the FTI Shareholders’ right to return the Company’s Common Stock received by them.

In the second transaction, pursuant to a Common Stock Purchase Agreement dated October 1, 2009, we purchased 666,667 newly-issued shares of FTI, representing approximately 30.5% of the outstanding capital stock of FTI after giving effect to the issuance, for cash in the amount of $833,333. The Agreement provided that at the Closing the Board of Directors of FTI would be fixed at five directors, including two directors to be designated by the Company. The Company, FTI and the FTI Shareholders entered into a Shareholders' Agreement concerning ownership of the FTI shares and certain other matters.

We accounted for the acquisition under the purchase method of accounting in accordance with the provisions of ASC 805, “Business Combinations.”  Under this accounting method, the company recorded at fair value the acquired assets of FTI less the liabilities assumed, with the excess of the purchase price over the estimated fair value of such net assets reflected as goodwill. Our consolidated statement of operations includes the operations of FTI from the date of acquisition.

On October 15, 2009, we opened a branch office in Seoul, South Korea, a wholly-owned subsidiary of Franklin Wireless that manages certain logistical and administrative efforts for the Company. The Korea-based business office has been inactive since September, 2010.

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

On October 1, 2009, we completed the acquisition of approximately 50.6% of the outstanding capital stock of Franklin Technology Inc. (formerly Diffon Corporation) (“FTI”). FTI provides design, development and manufacturing services to the Company for certain of its high speed wireless data communications products, including 3G and 4G wireless modems, routers and modules. In January 2011, our interest in FTI increased from 50.6% to 51.5%.

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments.  We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.  We have one reportable segment, consisting of the sale of wireless access products. We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2011	2010
United States	$34,799,764	$98,404,968
Caribbean and South America	11,343,521	2,858,225
Asia	371,211	634,926
Totals	$46,514,496	$101,898,119

Long-lived assets, net:	June 30, 2011	June 30, 2010
United States	$93,434	$110,913
Asia	2,622,043	3,733,292
Totals	$2,715,477	$3,844,205

OUR PRODUCTS

We were the world’s first supplier of both CDMA EVDO Rev A and dual-mode (CDMA Rev A/WiMAX) Universal Serial Bus (USB) modems. Our mobile broadband and data products include a variety of wireless USB modems as well as Wi-Fi “hotspot” routers (which operate over WiMAX or CDMA networks) and embedded modules. Our products provide consumers with an easy and convenient way in which to wirelessly connect to the Internet from laptop or desktop computers. These high-speed devices support the viewing of web pages and sending and receiving email with large file attachments, as well as downloading pictures, videos and music content.  Our products are based on widely deployed cellular technologies and operate across 3G and 4G networks including:

●
Code Division Multiple Access (“CDMA”) technology 1xEVDO – Evolution-Data Optimized technology in both Rev 0 and Rev A releases. Rev 0 modems have a download speed of up to 2.4 megabits per second (Mbps) and the Rev A products achieve broadband-like speeds of 3.1 Mbps.

●
High Speed Packet Access (“HSPA”) based on the Universal Mobile Telecommunications System standard, sometimes referred to as Wideband Code Division Multiple Access (“WCDMA”) technology. This technology allows download speeds of up to 14.4 Mbps.

●	Worldwide Interoperability for Microwave Access (“WiMAX”) based on the IEEE 802.16 standard.
●
Long Term Evolution (LTE) is a 4G mobile broadband standard.  The LTE specification provides downlink peak rates of at least 100 Mbps, uplink peak rates of at least 50 Mbps and radio access network (RAN) round-trip times of less than 10 milliseconds.

The following are representative selections of our current CDMA, HSPA, WiMax and LTE wireless data products:

USB MODEMS:

●
Dual-mode (3G and 4G) USB modems:  These devices, when plugged into the Universal Serial Bus (USB) port of laptop or desktop computers, provide an easy and convenient way for consumers to connect to 3G or 4G wireless broadband networks.

●	Single-mode USB modems: Operate over a variety of networks including CDMA EVDO Rev A and HSPA.

STAND-ALONE MODEMS:

●	For Machine-to-Machine and other vertical markets with a need for an Internet connection, such as a kiosk or other remote location, where no cable or DSL service exists.

ROUTERS:

●	Hotspot Routers: Embedded Wi-Fi hotspot routers that operate over CDMA EVDO Rev A or WiMAX networks.

MODULES:

●
Embedded Modules:  Includes single-mode devices that operate over CDMA EVDO Rev A or WiMAX networks and dual-mode (3G and 4G) devices whose primary market is original equipment manufacturers (OEMs) who seek a reliable embedded module solution for their wireless data applications.

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors located primarily in the United States, South America and the Caribbean regions.  The Company’s USB modems are certified by Sprint, Comcast Cable, Cox, Clearwire, Time Warner Cable and other wireless operators located in the United States and also by wireless operators located in  Caribbean and South American countries.

SALES AND MARKETING

We market and sell our products primarily to wireless operators located in the United States, South America and the Caribbean regions mainly through our internal, direct sales organization and, to a lesser degree, indirectly through strategic partners and distributors.  The sales process is supported with a range of marketing activities, including trade shows, product marketing and public relations.

All of our wireless devices must pass Federal Communications Commission (FCC) testing in order to be sold in United States markets. CDMA Development Group (“CDG”) test certifications are required in order to launch CDMA wireless data products with wireless operators in North America, the Caribbean and South America, and PCS Type Certification Review Board (“PTCRB”) test certifications are required for HSPA wireless data products.  Certifications are issued as being a qualifier of CDG 1, CDG 2 and CDG 3 as well as PTCRB.

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2011, the manufacturing of our products was primarily contracted out to Samsung Electro-Mechanics (“Samsung’), located in South Korea, Cal-Comp Electronics Public Co. Ltd. (“Cal-Comp”), located in Thailand and to C-Motech Co. Ltd. (“C-Motech”), located in South Korea, and other manufacturing companies located in various parts of Asia.

EMPLOYEES

As of June 30, 2011, we employed approximately 68 employees. We also use the services of consultants and contract workers from time to time.  Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

•	The diversion of management’s attention and resources;
•	Our relationships with customers may be adversely affected; and,
•	We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

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

WE OPERATE IN AN INTENSIVELY COMPETITIVE MARKET. The wireless broadband data access market is highly competitive, and we may be unable to compete effectively. Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. To survive and be competitive, we will need to continuously invest in research and development, sales and marketing, and customer support. Increased competition could result in price reductions, and smaller customer orders. Our failure to compete effectively could seriously impair our business.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSLY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.  We depend on a small number of customers for a significant portion of our revenues.  For the year ended June 30, 2011, net revenues from one customer, Sprint/United Management Company, represented 59% of our consolidated net sales. We have a written agreement with this customer that governs the sale of products to it, but the agreement does not obligate it to purchase any quantity of products from us.  If this customer were to reduce its business with us, our revenues and profitability could materially decline.

OUR PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES. Due to our limited capital resources, we often experience long-lead times to ship products to our customers, often in excess of 45 days. This could cause us to lose customers, who may be able to secure faster delivery times from our competitors, and require us to maintain higher levels of working capital.

OUR PRODUCT-TO-MARKET CHALLENGE IS CRITICAL. Our success depends on our ability to quickly enter the market and establish an early mover advantage.  We must implement an aggressive sales and marketing campaign to solicit customers and strategic partners.  Any delay could seriously affect our ability to establish and exploit effectively an early-to-market strategy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. In addition to monthly rent, the lease provided for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $107,704 for each of the years ended June 30, 2011 and 2010.  On September 1, 2011, we moved into a new office space consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576. The lease expires on August 31, 2015. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $77,500 for the year ended June 30, 2011, and $0 for the year ended June 30, 2010.

We leased two corporate housing facilities, for our vendors and employees who travel, under non-cancelable operating leases, one of which expired on May 31, 2011. The remaining lease expires on July 31, 2012.  Rent expense related to the operating leases was $25,422 and $15,769 for the years ended June 30, 2011 and 2010, respectively.

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

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We have filed a motion to dismiss this case and are waiting for the judge to rule on our motion. We intend to vigorously defend ourselves against these allegations.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the OTC Bulletin Board under the trading symbol "FKWL.OB". The following table sets forth the range of high and low bid quotations per share for the Common Stock as reported during the years ending June 30, 2011 and 2010. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

	High	Low
Year Ended June 30, 2011
First Quarter	$2.06	$1.65
Second Quarter	$2.84	$1.90
Third Quarter	$3.03	$2.20
Fourth Quarter	$3.09	$2.25

Year Ended June 30, 2010
First Quarter	$1.01	$0.57
Second Quarter	$2.50	$0.75
Third Quarter	$2.20	$1.10
Fourth Quarter	$2.45	$1.97

We have one class of common stock.  As of June 30, 2011, we have approximately 749 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, it is impossible to estimate the total number of beneficial holders represented by these record holders.

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

We expect continued weakness in revenues for the first and second quarters of our fiscal 2012 and anticipate that revenues will begin to ramp up in the second half of our fiscal 2012, driven by our planned new product roll-outs.

We have entered into and expect to continue to enter into new customer relationships and contracts for the supply of our products, and this may require significant demands on our resources, resulting in increased operating, selling, and marketing expenses associated with such new customers.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.5% (48.5% is owned by non-controlling interests) as of June 30, 2011, and 50.6% (49.4% was owned by non-controlling interests) prior to January 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the twelve months ended June 30, 2011 and nine months ended June 30, 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of June 30, 2011 or June 30, 2010.

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

 We generate revenues from three geographic areas which consist of the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2011	2010
United States	$34,799,764	$98,404,968
Caribbean and South America	11,343,521	2,858,225
Asia	371,211	634,926
Totals	$46,514,496	$101,898,119

Long-lived assets, net:	June 30, 2011	June 30, 2010
United States	$93,434	$110,913
Asia	2,622,043	3,733,292
Totals	$2,715,477	$3,844,205

Fair Value of Financial Instruments

We are required to disclose the estimated fair value of certain assets and liabilities in accordance with ASC-825, “Financial Instruments.” As of June 30, 2011 and 2010, management believes that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value, due to the short maturity of theses financial instruments (See Note 3).

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, we recognize revenues from product sales upon shipment of the products to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a factory warranty for one year, which is covered by our vendors under the purchase agreements.

Capitalized Product Development

Capitalized product development includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, which is generally shortly before the products are released to manufacturing, such costs are capitalized and amortized over the estimated lives of the products. For the years ended June 30, 2011 and 2010, capitalized product development costs were $127,304 and $1,087,684, respectively, and are included in intangible assets in our consolidated balance sheet.

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

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary at June 30, 2011. As of June 30, 2011, we have federal and state net operating loss carryforwards of approximately $4.8 million and $1.7 million, which expire through 2024 and 2015, respectively. The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

We adopted the provision of ASC 740 “Application of the Uncertain Tax Position Provisions” related to accounting for uncertain tax positions effective July 1, 2007, which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return.  Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

RESULT OF OPERATIONS

The following table sets forth, for the years ended June 30, 2011, 2010 and 2009, our statements of operations including data expressed as a percentage of sales:

	Year Ended June 30,
	2011	2010		2009
	(Consolidated)
	(as a percentage of sales)
Net Sales	100.0%	100.0%		100.0%
Cost of goods sold	67.6%	86.2%		78.4%
Gross profit	32.4%	13.8%		21.6%
Selling, general and administrative expenses	20.2%	6.2%		11.9%
Income from operations	12.2%	7.6%		9.7%
Other (loss) income, net	4.4%	(0.1%	)	0.4%
Net income before income taxes	16.6%	7.5%		10.1%
Income tax provision (benefit)	7.2%	2.9%		(5.1%)
Net income before non-controlling interest	9.4%	4.6%		15.2%
Non-controlling interest in net loss (net income) of subsidiary	0.4%	0.1%		–
Net income	9.8%	4.7%		15.2%

YEAR ENDED JUNE 30, 2011 COMPARED TO YEAR ENDED JUNE 30, 2010

NET SALES - Net sales decreased by $55,383,623, or 54.4%, to $46,514,496 for the year ended June 30, 2011 from $101,898,119 for the corresponding period of 2010.  For the year ended June 30, 2011, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $11,343,521 (24.4% of net sales), $34,799,764 (74.8% of net sales) and $371,211 (0.8% of net sales), respectively.

The overall decrease in net sales was due to several factors including increased competition in the United States in the dual-mode (3G and 4G) USB modem market and the fact that, during the 2010 fiscal year, our largest customer was in the process of rolling out a significant portion of its 4G (WiMAX) network, which had a favorable effect on our net sales during this period. Net sales in the South American and Caribbean regions increased by $8,485,296, or 296.9%, to $11,343,521 for the year ended June 30, 2011 from $2,858,225 for the corresponding period of 2010.   The increase was due to the addition of a new customer as well as the general nature of sales in these regions, which often fluctuate significantly from year to year due to timing of orders placed by a relatively small number of customers.   Net sales in the United States decreased by $63,605,204, or 64.6%, to $34,799,764 for the year ended June 30, 2011, from $98,404,968 for the corresponding period of 2010. The decrease in net sales was due to several factors, including increased competition in the dual-mode (3G and 4G) USB modem market, which negatively affected volume and price. During the year ended June 30, 2010, we benefited from being the only supplier of dual-mode (CDMA Rev A/WiMAX) USB modems in North America, which continued until approximately June, 2011 at which time a competitor entered the market.  In addition, during the 2010 fiscal year, our largest customer was in the process of rolling out a significant portion of its 4G (WiMAX) network, which had a favorable effect on our net sales during this period. Net sales in Asia decreased by $263,715, or 41.5%, to $371,211 for the year ended June 30, 2011 from $634,926 for the corresponding period of 2010. The decrease in net sales was primarily due to reduced revenue generated from engineering services for FTI, which typically vary from year to year.

GROSS PROFIT – Gross profit increased by $1,033,608, or 7.4%, to $15,058,331 for the year ended June 30, 2011 from $14,024,723 for the corresponding period of 2010.   The increase was primarily due to a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) which, despite the decrease in net sales, resulted in an increase in gross profit.

The gross profit in terms of net sales percentage was 32.4% for the year ended June 30, 2011, compared to 13.8% for the corresponding period of 2010.  The increase in gross profit in terms of net sales for the year ended June 30, 2011 was due to several factors including a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) as well as the overall product and customer mix, which vary from year to year.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $3,046,625, or 47.9%, to $9,405,256 for the year ended June 30, 2011 from $6,358,631 for the corresponding period of 2010.  The increase was primarily due to the consolidation of the FTI expenses (which began in the second quarter of fiscal 2010), as well as increases in expense related to the amortization of intangible assets (due to the completion of capital projects), payroll expense (due to headcount growth), commissions paid to third parties, R&D expense (due to the amount of costs being expensed vs. capitalized), shipping and handling expense (due to a higher proportion of products supplied by FTI vs. third party suppliers who generally pay most or all of the shipping costs) and share-based compensation expense (due to additional options granted toward the end of fiscal 2010).

 OTHER INCOME (LOSS), NET - The net of other income (loss) increased by $2,129,121 to $2,044,097 for the year ended June 30, 2011 from ($85,024) for the corresponding period of 2010. The increase was primarily due to the payment from C-Motech in the amount of $1,873,065, of which $1,581,457 was recorded as other income. The portion was recorded as other income represented amounts owed to the Company for certain marketing funds for products previously purchased by the Company from C-Motech.  The remainder of the increase was primarily due to a gain from the sale of land and buildings by FTI in the amount of $212,303.

YEAR ENDED JUNE 30, 2010 COMPARED TO YEAR ENDED JUNE 30, 2009

NET SALES - Net sales increased by $77,897,615, or 324.6%, to $101,898,119 for the year ended June 30, 2010 from $24,000,504 for the corresponding period of 2009.  For the year ended June 30, 2010, net sales by geographic region, consisting of South America and the Caribbean, the United States and Asia, were $2,858,225 (2.8% of net sales), $98,404,968 (96.6% of net sales), and $634,926 (0.6% of net sales), respectively.

The overall increase in net sales was primarily due to increased demand for our dual-mode (3G and 4G) wireless USB modems resulting mainly from the rollout, by our major customer, of its 4G (WiMAX) network, much of which took place during the year ended June 30, 2010.  The Company also benefited from being the only supplier of dual-mode (CDMA Rev A/WiMAX) USB modems in North America up until approximately June, 2010 at which time a competitor entered the market. Net sales in the South America and Caribbean regions decreased by $6,807,323, or 70.4%, to $2,858,225 for the year ended June 30, 2010 from $9,665,548 for the corresponding period of 2009.   The decrease was due to increased market competition, the decline in purchasing power of consumers, as well as the general nature of sales in these regions which often fluctuate significantly from year to year due to timing of orders placed by a relatively small number of customers.  Net sales in the United States increased by $84,070,012, or 586.5%, to $98,404,968 for the year ended June 30, 2010 from $14,334,956 for the corresponding period of 2009. The increase in net sales was primarily due to increased demand for our dual-mode (3G and 4G) wireless USB modems resulting mainly from the rollout, by our major customer, of its 4G (WiMAX) network, much of which took place during the year ended June 30, 2010.  The Company also benefited from being the only supplier of dual-mode (CDMA Rev A/WiMAX) USB modems in North America up until approximately June, 2010 at which time a competitor entered the market.  Net sales in the Asia region increased by $634,926, to $634,926, for the year ended June 30, 2010 from $0 for the corresponding period of 2009.  The increase is due to including $634,926 of research and development service revenue in net sales generated from FTI.  Beginning with the three months ended December 31, 2009, FTI’s financial results were consolidated with those of the Company, following the Company’s acquisition of approximately 50.6% of FTI’s outstanding capital stock on October 1, 2009.  Because of this, the fiscal year ended June 30, 2009 did not include any net sales from FTI.

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

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses increased by $3,498,924, or 122.4%, to $6,358,631 for the year ended June 30, 2010 from $2,859,707 for the corresponding period of 2009.  The increase was primarily due to the consolidation of the FTI expenses, which accounted for $1,632,348 of the increase. The remainder of the change is due to higher payroll expense (due to headcount growth) and related expenditures.

OTHER INCOME (LOSS), NET - The net of other income (loss) decreased by $185,079 to ($85,024) for the year ended June 30, 2010 from $100,055 for the corresponding period of 2009. The decrease was primarily due to the loss on the disposal of fixed assets of $123,109.

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

OPERATING ACTIVITIES – Net cash used in operating activities for the year ended June 30, 2011 was $2,822,939, and net cash provided by operating activities for the years ended June 30, 2010, and 2009 was $11,109,872 and $443,393, respectively.   The $2,822,939 in net cash used in operating activities for the year ended June 30, 2011 was primarily due to the increases in accounts receivable and inventory of $3,797,266 and $737,006 respectively, as well as decreases in accounts payable, income taxes payable, accrued liabilities and advance payment from customers of $3,636,104, $808,176, $412,750 and $293,493 respectively, which were partially offset by the favorable effect of net income of $4,545,529 as well as the decrease in advanced payments to vendor of $416,658 and non-cash items including amortization and share-based compensation of $868,295 and $800,762, respectively.

The $11,109,872 in net cash provided by operating activities for the year ended June 30, 2010 was primarily due to our consolidated net income of $4,777,784, the decrease in inventory of $2,420,714, and increases in trade accounts payable, marketing funds payable and income taxes payable of $1,515,944, $1,244,694 and $929,538 respectively. The $443,393 in net cash provided by operating activities for the year ended June 30, 2009 was primarily due to net income of $3,639,166 and a decrease in accounts receivable of $1,718,747 which were partially offset by increases in inventory and deferred tax assets of $2,546,182 and $2,049,812 respectively.

INVESTING ACTIVITIES – Net cash provided by investing activities for the year ended June 30, 2011 was $164,879, and net cash used in investing activities for the years ended June 30, 2010 and 2009 were $1,125,394 and $61,833, respectively.  The $164,879 in net cash provided by investing activities for the year ended June 30, 2011 was primarily due to proceeds from the sale of property and equipment of $595,983, which was partially offset by the purchases of intangible assets and property and equipment of $157,446 and $119,699, respectively as well as capitalized product development of $127,304.

The $1,125,394 in net cash used in investing activities for the year ended June 30, 2010 was primarily due to purchase of property and equipment of $161,646 and capitalized product development of $1,087,684, which were partially offset by the sale of property and equipment of $123,936.  The $61,833 in net cash used in investing activities for the year ended June 30, 2009 was primarily due to the purchase of property and equipment.

FINANCING ACTIVITIES – Net cash used in financing activities for the years ended June 30, 2011, 2010 and 2009 were $2,075,983, $117,908, and $300,600, respectively.  The $2,075,983 in net cash used in financing activities for the year ended June 30, 2011 was primarily due to repurchase of our Common Stock from C-Motech in the amount of $1,873,065 as well as paying off the short-term and long-term borrowings of $405,272 associated with the building and land sold by FTI, which were partially offset by the proceeds from short-term borrowings of $139,134 and the exercise of employee stock options of $63,220.

The $117,908 in net cash used in financing activities for the year ended June 30, 2010 was primarily due to the repayment of short-term and long-term borrowings of $291,419, which were partially offset by the proceeds of short-term borrowings of $173,511. The $300,600 in net cash used in financing activities for the years ended June 30, 2009 was primarily due to repayment of our note payable.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2011, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
Lease	2012	2013	2014	2015	2016	Total
Administrative office facility	$183,712	$198,914	$198,914	$198,914	$33,152	$813,606
Corporate housing facility	16,032	-	-	-	-	16,032
Total Obligation	$199,744	$198,914	$198,914	$198,914	$33,152	$829,638

	Payments Due by June 30,
Borrowings from banks	2012	2013	2014	2015	2016	Total
Short-term borrowings	$139,134	$-	$-	$-	$-	$139,134
Long-term borrowings	-	-	-	-	-	-
Total Obligation	$139,134	$-	$-	$-	$-	$$139,134

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed. The repurchase of the remaining 1,566,672 shares has not been completed.

As of June 30, 2011, C-Motech owns 1,566,672 shares, or approximately 13%, of our Common Stock.

LEASES

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. In addition to monthly rent, the lease provided for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $107,704 for each of the years ended June 30, 2011 and 2010.  On September 1, 2011, we moved into a new office space consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576. The lease expires on August 31, 2015. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $77,500 for the year ended June 30, 2011, and $0 for the year ended June 30, 2010.

We leased two corporate housing facilities, for our vendors and employees who travel, under non-cancelable operating leases, one of which expired on May 31, 2011. The remaining lease expires on July 31, 2012.  Rent expense related to the operating leases was $25,422 and $15,769 for the years ended June 30, 2011 and 2010, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

None.

FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

For the next twelve months, we may incur in excess of $5.0 million for capital expenditures, software licenses and for testing and certifying new products.

We believe we will be able to fund our future cash requirements for operations from our cash available, operating cash flows, bank lines of credit and issuance of equity securities.  We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures.  However, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital if we are unable to generate sufficient cash flow from operation to fund the continued expansion of our sales and to satisfy the related working capital requirements for the next twelve months.  Our ability to satisfy such obligations also depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control.  See Item 1A, “Risk Factors” included in this report.

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. We might not be able to effect these alternative strategies on satisfactory terms, if at all.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14c and 15d-15(f) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Exchange Act and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fiscal year ended June 30, 2011.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2011.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2011.

Name	Age	Position
OC Kim	48	President, Acting Chief Financial Officer, Secretary and a Director
Gary Nelson	70	Chairman of the Board and a Director
Joon Won Jyoung	69	Director
Johnathan Chee	49	Director
Yun J. (David) Lee	49	Chief Operating Officer

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

We believe Mr. Lee’s qualifications to serve as the Chief Operating officer of the Company include his extensive business, operational, and sales experience in the wireless industry.  Mr. Lee’s background and experience allow him to provide the Company with valuable knowledge and insight.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2011 were complied with.

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

CORPORATE GOVERNANCE

During fiscal 2011, the Board of Directors held four meetings. Each director attended all of the meetings except for Johnathan Chee, who attended three of the four. The Board of Directors has no committees.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2011 and 2010 to our President and Acting Chief Financial Officer and our Chief Operating Officer (The "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

OC Kim, President and	2010	$160,000	$100,000	$88,200	-	$348,200
Acting Chief Financial Officer	2011	$181,668	$72,000	$-	-	$253,668

Yun J. (David) Lee,	2010	$125,000	$80,000	$44,100	-	$249,100
Chief Operating Officer	2011	$144,820	$60,000	$-	-	$204,820
__________________
(1)  Represents the dollar amount recognized for financial statement report purposes with respect to the fiscal year in accordance with ASC 718 “Compensation – Stock Compensation”.  Please see "NOTE 12. LONG-TERM INCENTIVE PLAN AWARDS," to our financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of June 30, 2011.  The only outstanding equity awards are stock options.  No options were granted to the Named Executive Officers during the 2011 fiscal year.  All options granted to our Named Executive Officers during the 2010 fiscal year vest over a one year period and have ten-year terms, subject to earlier termination on the occurrence of certain events related to termination of employment.  In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
OC Kim	200,000	(1)	$2.07	04/19/2020	-	-
	97,500	(2)	$0.495	06/11/2013	-	-

Yun J. (David) Lee	100,000	(1)	$2.07	04/19/2020	-	-
	100,000	(3)	$0.45	06/11/2014	-	-
	25,000	(4)	$0.45	06/11/2014	-	-
________________
(1)	The options vest and are exercisable in full on the first anniversary of the date of grant and have a ten-year term.
(2)	The options vest and are exercisable in full on the first anniversary of the date of grant and have a four-year term.
(3)	The options vest and are exercisable over two years as follows, and have a five-year term:
	i.	50% of the shares underlying the option on the first anniversary of the date of grant.
	ii.	25% of the shares underlying the option eighteen months following the date of the grant.
	iii.	25% of the shares underlying the option on the second anniversary of the date of the grant.
(4)	The options vest and are exercisable in full on the first anniversary of the date of grant and have a five-year term.

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

The Change of Control Agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control. On September 15, 2011, the Board of Directors approved extending the terms of the Change of Control Agreements for an additional three years.  Following this approval, the Change of Control Agreement with Mr. Kim will expire on September 21, 2015 and the Change of Control Agreements with Messrs. Lee and Won will expire on September 21, 2014.

On September 21, 2009, we entered into a renewable three-year employment agreement with our President. The annual salary for Mr. Kim is currently $200,000.

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

INCENTIVE COMPENSATION - Our practice is to award cash bonuses based upon performance objectives set by the Board of Directors. We maintain a bonus plan which provides our executive officers and non-executive officers the ability to earn cash bonuses based on the achievement of performance targets. The performance targets are set annually by the Board of Directors, and bonuses are awarded to executive officers and non-executive officers on a quarterly basis. The actual amounts of cash bonuses to executive officers and non-executive officers are in the sole discretion of the Board of Directors For fiscal 2011, the performance targets were based on achieving revenue and operating income targets.

SEVERANCE BENEFITS - We are generally an at will employer, and have no employment agreements with severance benefits; however, we have entered into Change of Control Agreements with our executive officers, and one other employee that provide them with lump sum payments in the event off a change in control of the Company.

RETIREMENT PLANS - We do not maintain any retirement plans.

DIRECTOR COMPENSATION - Our Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. None of our directors received any compensation for serving on our Board for the year ended June 30, 2011.  There is no established policy for the payment of fees or other compensation to any of the members of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2011 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number	Percent
OC Kim 6205 Lusk Blvd., San Diego, CA 92121	1,499,195	12.69%

Gary Nelson 6205 Lusk Blvd., San Diego, CA 92121	344,325	2.91%

C-Motech Co.Ltd 1321-1Seocho-Dong, Seocho-Gu, Seoul, Korea	1,566,672	13.26%

Joon Won Jyoung 6205 Lusk Blvd., San Diego, CA 92121	540,169	4.57%

Johnathan Chee 6205 Lusk Blvd., San Diego, CA 92121	7,324	0.06%

All directors and officers as a group (four persons)	2,391,013	20.23%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We purchased wireless data products in the amount of $6,985.394 from C-Motech, for the year ended June 30, 2011 and had related accounts payable of $0 as of June 30, 2011.  As of June 30, 2011, C-Motech owned 1,566,672 shares, or 13.3%, of our Common Stock, and Kwang Sun Han, the designee of C-Motech, served as a director of the Company from May 27, 2010 to July 27, 2010.

As noted above, on July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, which represented amounts owed to the Company by C-Motech for certain marketing funds as well as the settlement of a price dispute for products previously purchased by the Company from C-Motech. Under the Agreement, the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors. The repurchase of our Common Stock from C-Motech does not impact our relationship with C-Motech as a supplier of certain of our products.

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares were to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011.  The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed. The repurchase of the remaining 1,566,672 shares has not been completed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal periods for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2011	FY 2010
Audit Fees	$69,025	$73,000
Audit-Related Fees	-	3,000
Tax Fees	22,242	5,000
Total Fees	$91,267	$81,000

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year.   The fees set forth on the foregoing relate to the audit as of and for the year ended June 30, 2011 and 2010, which were performed by BDO USA, LLP.  All of the services described above were approved in advance by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Index to the financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)

3.1	Restated Articles of Incorporation of Franklin Wireless Corp.(1)

3.2	Amended and Restated Bylaws of Franklin Wireless Corp.(5)

10.1	Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd. (2)

10.2	Lease, dated August 12, 2011, between the Company and EJMC, Inc.

10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (4)

10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (5)

10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee. (5)

10.6	Common Stock Repurchase Agreement between Franklin Wireless Corp. and C-Motech Co., Ltd. dated July 27, 2010 (6)

10.7	Acknowledgement Letter between Franklin Wireless Corp. and C-Motech Co., Ltd. dated January 28, 2011 (6)

10.8	Amendment 1 to Common Stock Repurchase Agreement between Franklin Wireless Corp. and C-Motech Co., Ltd. dated January 28, 2011 (6)

10.9	Amendment 2 to Common Stock Repurchase Agreement between Franklin Wireless Corp. and C-Motech Co., Ltd. dated January 28, 2011 (6)

14.1	Code of Ethics (3)

31	Certificate of Chief Executive Officer Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1) Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008

(2) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2005, filed on May 23, 2006

(3) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2008, filed on September 26. 2008

(4) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2010, filed on October 12, 2010.

(5) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2009, filed on October 13, 2009

(6) Incorporated by reference from Report on Form 10-QSB for the quarterly period ended December 31, 2010, filed on February14, 2011

(c) Supplementary Information

None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive, Financial and Accounting Officer

/s/ OC KIM OC Kim	President, Acting Chief Financial Officer and a Director	September 28, 2011

(3) Directors

/s/ GARY NELSON Gary Nelson	Chairman of the Board of Directors	September 28, 2011

/s/ JOON WON JYOUNG Joon Won Jyoung	Director	September 28, 2011

/s/ JOHNATHAN CHEE Johnathan Chee	Director	September 28, 2011

FRANKLIN WIRELESS CORP.
INDEX TO FINANCIAL STATEMENTS ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2011

Page No.

Index to Financial Statements	F–1

Report of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets at June 30, 2011 and June 30, 2010	F–3

Consolidated Statements of Income for the Years ended June 30, 2011 and 2010	F–4

Consolidated Statements of Stockholders' Equity for the Years ended June 30, 2011 and 2010	F–5

Consolidated Statements of Cash Flows for the Years ended June 30, 2011 and 2010	F–6

Notes to Financial Statements	F–7

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Franklin Wireless Corp.
San Diego, California

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. and subsidiaries (the “Company”) as of June 30, 2011 and 2010 and the related statements of income, stockholders’ equity, and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. at June 30, 2011 and 2010, and the results of its consolidated operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP
San Diego, California
September 28, 2011

FRANKLIN WIRELESS CORP.
Consolidated Balance Sheets

	Fiscal Years Ended June 30,
	2011	2010
	(Consolidated)
ASSETS
Current assets:
Cash and cash equivalents	$11,357,878	$16,107,501
Accounts receivable	6,916,020	3,118,754
Inventories	934,636	197,630
Prepaid expenses and other current assets	24,918	35,453
Prepaid income taxes	88,261	–
Deferred tax assets, current	220,031	372,190
Advance payment to vendor	41,376	458,034
Total current assets	19,583,120	20,289,562
Property and equipment, net	440,120	985,303
Intangible assets, net	2,275,357	2,858,902
Deferred tax assets, non-current	1,459,119	1,299,746
Goodwill	273,285	273,285
Other assets	140,258	188,281
TOTAL ASSETS	$24,171,259	$25,895,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$2,781,651	$1,046,602
Trade accounts payable – related party	–	5,371,153
Advance payments from customers	15,507	309,000
Income taxes payable	121,362	929,538
Accrued liabilities	319,415	732,165
Marketing funds payable	1,633,806	1,277,319
Short-term borrowings	139,134	173,511
Long-term borrowings, current-portion	–	68,165
Total current liabilities	5,010,875	9,907,453
Long-term borrowings	–	163,596
Other long-term liabilities	188,104	154,806
Total liabilities	5,198,979	10,225,855

Stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2011 and June 30, 2010	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,812,971 and 13,781,491shares issued and outstanding as of June 30, 2011 and June 30, 2010, respectively	13,546	13,711
Additional paid-in capital	6,420,672	5,556,525
Retained earnings	13,527,435	8,981,906
Treasury stock, 1,803,684 shares	(1,873,065)	–
Non-controlling interests	900,874	1,129,680
Accumulated other comprehensive loss	(17,182)	(12,598)
Total stockholders’ equity	18,972,280	15,669,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,171,259	$25,895,079

See accompanying notes to financial statements.

FRANKLIN WIRELESS CORP.
Consolidated Statements of Operations

	Fiscal Years Ended June 30,
	2011	2010
	(Consolidated)
Net sales	$46,514,496	$101,898,119
Cost of goods sold	31,456,165	87,873,396
Gross profit	15,058,331	14,024,723

Operating expenses:
Selling, general, and administrative	9,405,256	6,358,631
Total operating expenses	9,405,256	6,358,631
Income from operations	5,653,075	7,666,092

Other income (loss), net:
Interest income	46,486	79,005
Gain on sale of property and equipment	212,303	–
Loss on disposal of property and equipment	(140,283)	(123,109)
Reimbursement of marketing fund for products previously purchased	1,581,457	–
Other income (loss), net	344,134	(40,920)
Total other income (loss), net	2,044,097	(85,024)
Net income before provision for income taxes	7,697,172	7,581,068
Income tax provision	3,353,795	2,954,326
Net income before non-controlling interests	4,343,377	4,626,742
Non-controlling interests in net loss (income) of subsidiary at 49.4%	(207,739)	–
Non-controlling interests in net loss (income) of subsidiary at 48.5%	409,891	151,042
Net income	$4,545,529	$4,777,784

Basic earnings per share	$0.37	$0.35
Diluted earnings per share	$0.36	$0.35

Weighted average common shares outstanding – basic	12,279,927	13,583,551
Weighted average common shares outstanding – diluted	12,463,585	13,740,582

Comprehensive income
Net income including non-controlling interest	$4,343,377	$4,626,742
Translation adjustments	(4,584)	(12,598)
Comprehensive income	4,338,793	4,614,144
Comprehensive loss attributable to non-controlling interest	202,152	151,042
Comprehensive income attributable to controlling interest	$4,540,945	$4,765,186

See accompanying notes to financial statements.

FRANKLIN WIRELESS CORP.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance – June 30, 2009	13,231,491	$13,232	$5,018,721	$4,204,122	$–	$–	$–	$9,236,075
Net income	–	–	–	4,777,784	–	–	–	4,777,784
Foreign exchange translation	–	–	–	–	–	(12,598)	–	(12,598)
Total comprehensive income								4,765,186
Non-controlling interests on acquisition date, October 1, 2009	–	–	–	–	–	–	1,280,722	1,280,722
Change in non-controlling interests	–	–	–	–	–	–	(151,042)	(151,042)
Share-based compensation	–	–	59,783	–	–	–	–	59,783
Issuance of stocks related to acquisition	550,000	479	478,021	–	–	–	–	478,500
Balance – June 30, 2010	13,781,491	$13,711	$5,556,525	$8,981,906	$–	$(12,598)	$1,129,680	$15,669,224
Net income	–	–	–	4,545,529	–	–	–	4,545,529
Foreign exchange translation	–	–	–	–	–	(4,584)	–	(4,584)
Total comprehensive income								4,540,945
Change in non-controlling interests	–	–	–	–	–	–	(228,806)	(228,806)
Share-based compensation	–	–	800,762	–	–	–	–	800,762
Repurchase of common stock	(1,803,684)	–		–	(1,873,065)	–	–	(1,873,065)
Cancelation of stock	(250,000)	(250)	250	–	–	–	–	–
Issuance of stock related to stock options exercised	85,164	85	63,135	–	–	–	–	63,220
Balance – June 30, 2011	11,812,971	$13,546	$6,420,672	$13,527,435	$(1,873,065)	$(17,182)	$900,874	$18,972,280

See accompanying notes to financial statements.

FRANKLIN WIRELESS CORP.
Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2011	2010
	(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,545,529	$4,777,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-controlling interests	(202,152)	(151,042)
Gain on sales of property and equipment	(212,303)
Loss on disposal of property and equipment	140,283	123,109
Depreciation	151,916	63,502
Amortization of intangible assets	868,295	269,781
Write off of uncollectible accounts receivable	–	6,000
Deferred tax assets	(7,214)	(103,414)
Share-based compensation	800,762	59,783
Increase (decrease) in cash due to change in:
Accounts receivable	(3,797,266)	(166,278)
Inventory	(737,006)	2,420,714
Advance payment to vendor	416,658	(457,524)
Prepaid expense and other current assets	10,535	43,507
Prepaid income taxes	(88,261)	18,503
Other assets	48,023	(106,852)
Trade accounts payable, including related party	(3,636,104)	1,515,944
Income taxes payable	(808,176)	929,538
Accrued liabilities	(412,750)	430,685
Marketing funds payable	356,487	1,244,694
Advance payment from customers	(293,493)	45,866
Other liabilities	33,298	145,572
Net cash provided by (used in) operating activities	(2,822,939)	11,109,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(119,699)	(161,646)
Capitalized product development	(127,304)	(1,087,684)
Capitalization of intangible assets	(157,446)	–
Proceeds from sale of property and equipment	569,328	123,936
Net cash provided by (used in) investing activities	164,879	(1,125,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(173,511)	(264,153)
Repayment of long-term borrowings	(231,761)	(27,266)
Proceeds from short-term borrowings	139,134	173,511
Repurchase of common stock	(1,873,065)	–
Proceeds from the exercise of employee stock options	63,220	–
Net cash used in financing activities	(2,075,983)	(117,908)

Effect of foreign currency translation	(15,580)	(12,598)
Net increase in cash and cash equivalents	(4,749,623)	9,853,972
Cash and cash equivalents, beginning of year	16,107,501	6,253,529
Cash and cash equivalents, end of year	$11,357,878	$16,107,501

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$7,137	$–
Income taxes	$4,280,000	$2,128,202

Supplemental disclosure of non cash investing activities:
On October 1, 2009, the Company acquired a business, (see Note 5). The following table summarizes the purchase transaction on the date of acquisition:
Purchase price:
Cash	$833,333
Issuance of common shares	478,500
Total purchase price	1,311,833
Less: fair value of
Assets acquired (including cash acquired of $232)	(2,177,923)
Liabilities assumed	3,180,375
Excess purchase price over fair value of net assets acquired	2,315,285
Less identifiable intangible assets	2,041,000
Goodwill	$273,285

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.5% (48.5% is owned by non-controlling interests) as of June 30, 2011, and 50.6% (49.4% was owned by non-controlling interests) prior to January, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the year ended June 30, 2011 and nine months ended June 30, 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of June 30, 2011 or June 30, 2010.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2011	2010
United States	$34,799,764	$98,404,968
Caribbean and South America	11,343,521	2,858,225
Asia	371,211	634,926
Totals	$46,514,496	$101,898,119

Long-lived assets, net:	June 30, 2011	June 30, 2010
United States	$93,434	$110,913
Asia	2,622,043	3,733,292
Totals	$2,715,477	$3,844,205

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments.  We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds (See Note 3).

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, we recognize revenues from product sales upon shipment of the products to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a factory warranty for one year from the shipment, which is covered by our vendors under the purchase agreements.

 Capitalized Product Development

Capitalized product development includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, which is generally shortly before the products are released to manufacturing, such costs are capitalized and amortized over the estimated lives of the products. For the years ended June 30, 2011 and 2010, capitalized product development costs were $127,304 and $1,087,684, respectively, and are included in intangible assets in our consolidated balance sheet.  All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

 Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs amounted to $94,879 and $113,745 for the years ended June 30, 2011 and 2010, respectively.

Warranties

We provide a factory warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. In general, these products are shipped directly from our vendors to our customers. As a result, we do not have warranty exposure and do not accrue any warranty expenses.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, amounted to $232,880 and $61,259 for the years ended June 30, 2011 and 2010, respectively. The increase in costs associated with product shipping and handling is due to a higher proportion of products supplied by our subsidiary Franklin Technology Inc., (“FTI”), as compared to third party suppliers who generally pay most or all of the shipping costs.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We do not maintain an allowance for inventories for potential excess or obsolete inventories or inventories that are carried at costs that are higher than their estimated net realizable values.

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

Goodwill and intangible assets are recorded in connection with the FTI acquisition and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. The capitalized product development in progress of $430,000 has achieved its technological feasibility as of June 30, 2010. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was noted as of June 30, 2011 and 2010.

Intangible Assets

The definite lived intangible assets consisted of the following at June 30, 2010:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	2.3 years	$490,000	$122,500	$367,500
Complete technology	3 years	2.8 years	1,517,683	42,186	1,475,497
Customer contracts / relationships	8 years	7.3 eyears	1,121,000	105,095	1,015,905
Total at June 30, 2010			$3,128,683	$269,781	$2,858,902

The definite lived intangible assets consisted of the following at June 30, 2011:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.3 years	$490,000	$285,833	$204,167
Complete technology	3 years	1.8 years	1,517,683	592,936	924,747
Customer contracts / relationships	8 years	6.3 years	1,121,000	245,219	875,781
Technology In progress	Not Applicable	–	127,304	–	127,304
Software	5 years	4.3 years	155,004	14,027	140,977
Patent	10 years	9.8 years	2,441	60	2,381
Total at June 30, 2011			$3,413,432	$1,138,075	$2,275,357

Amortization expense recognized during the years ended June 30, 2011 and 2010 was $868,295 and $269,781, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter in total as follows:

	FY2012	FY2013	FY2014	FY2015	FY2016	Thereafter
Total	$861,815	$673,491	$$213,805	$192,587	$157,343	$176,316

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

We tested the long-lived assets for impairment as of June 30, 2011 by comparing the discounted cash flows of the assets to their carrying values and concluded that, as of this date, no impairment existed.  We are not aware of any events or changes in circumstances following this date that would indicate that the long-lived assets are impaired.

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

 A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2011, sales to our two largest customers accounted for 59% and 12% of net sales and 80% and 0% of our accounts receivable balance.  In the same period in 2010, sales to our largest customer accounted for 80% of net sales and 60% of our accounts receivable balance. No other customers accounted for more than ten percent of total net sales for the years ended June 30, 2011 and 2010.

For the year ended June 30, 2011, we purchased our wireless data products from five manufacturing companies located in various parts of Asia. If any of these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  We purchased wireless data products from these suppliers in the amounts of $31,157,229, or 98.6% of total purchases, and had related accounts payable of $2,176,785 for the year ended June 30, 2011.  For the year ended June 30, 2010, we purchased $82,631,324, or 96.9% of the total purchases, from a supplier located in South Korea, and had related accounts payable of $5,371,153 at June 30, 2010.  On November 2, 2009, we received a written notice from this supplier to terminate its agreement with the Company, effective January 5, 2010. Following this date, it continues to supply us with certain products.

We maintain our cash accounts with established commercial banks.  Such cash deposits may exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, we do not anticipate any losses on excess deposits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of our financial instruments consisted of the following at:

	June 30, 2011		June 30, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets:
Cash and cash equivalents (a)	$11,357,878	$11,357,878	$16,107,501	$16,107,501

(a)	The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2011	June 30, 2010
Land	$–	$90,400
Building	–	305,202
Machinery and facility	143,967	82,046
Office equipment	271,508	236,803
Molds	284,645	196,751
Vehicle	9,843	8,768
Construction-in-progress	–	131,372
	709,963	1,051,342
Less accumulated depreciation	(269,843)	(66,039)
Total	$440,120	$985,303

Depreciation expense associated with property and equipment was $151,916 and $63,502 for the fiscal years ended June 30, 2011 and 2010, respectively.

NOTE 5 – ACQUISITION

On October 1, 2009, we completed the acquisition of approximately 50.6% of the outstanding capital stock of FTI.  The purpose of the acquisition was to support research and development of our current products, as well as future products.  The condensed consolidated financial statements include the results of FTI from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

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

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2011	June 30, 2010
Accrued salaries, incentives	$–	$200,000
Accrued salaries, severance	231,917	244,369
Accrued vacations	66,143	67,435
Accrued professional fees	–	12,128
Payroll taxes	–	54,853
Other accrued liabilities	21,355	153,380
Total	$319,415	$732,165

NOTE 7 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following at:

	June 30, 2011	June 30, 2010
Loan dated January 2010, due to a financial institution, with principal at maturity and monthly interest payments (interest rate of 15.21% per annum), and the remaining balance due January, 2011.	$–	$123,936

Loan dated February 2010, due to a financial institution, with principal and monthly interest payments (interest rate of 8% per annum), and the remaining balance due March, 2010.	–	49,575

Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the remaining balance due September, 2011	139,134	–
Total	$139,134	$173,511

The short-term borrowings from banks at June 30, 2011 result from the consolidation of FTI’s debt.  The short-term borrowings from banks of $123,936 and $49,575 at June 30, 2010, were paid off on September 6, 2010 and August 12, 2010, respectively.

NOTE 8 – LONG-TERM BORROWINGS FROM BANKS

Long-term borrowings from banks consisted of the following at:

	June 30, 2011	June 30, 2010
Loan dated July 2006, due to a financial institution with principal at maturity and quarterly interest payments (interest rate at 4.5% per annum), and the remaining balance due June, 2014.	$–	$231,761
Less current portion	–	(68,165)
Total	$–	$163,596
The long-term borrowings from banks result from the consolidation of FTI’s debt, and the entire remaining balance was paid off on September 6, 2010.

NOTE 9 - INCOME TAXES

Income tax provision from continuing operations for the years ended June 30, 2011 and 2010 consists of the following:

	YearEnded June 30,
	2011	2010
	(Consolidated)
Current income tax expense:
Federal	$2,571,668	$2,468,810
State	729,694	588,930
	3,301,362	3,057,740

Deferred income tax expense (benefit):
Federal	119,250	(27,539)
State	(1,941)	9,723
Foreign	(64,876)	(85,598)
	52,433	(103,414)
Provision for income taxes	$3,353,795	$2,954,326

The provision (benefit) for income taxes reconciles to the amount computed by applying effective federal statutory income tax rate to income before provision for income taxes as follows:
	Year Ended June 30,
	2011	%	2010	%
Federal tax provision, at statutory rate of 34%, earnings before income taxes and extraordinary items	$2,787,569	34.0	$2,577,563	34.0
State tax, net of federal tax benefit	480,317	5.9	395,111	5.2
Nondeductible expenses	280,185	3.4	25,489	0.3
R&D Credits	(66,619)	(0.8)	(161,229)	(2.1)
Uncertain tax position	20,746	0.3	73,431	1.0
Foreign rate difference	(166,426)	(2.0)	39,228	0.5
Other	18,023	0.2	4,733	0.1
Provision (benefit) for income taxes	$3,353,795	41.0	$2,954,326	39.0

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30,2011	June 30, 2010
Net operating losses	$1,782,062	$1,947,931
State tax	190,948	236,568
Intangibles	(299,957)	(432,351)
Other, net	6,097	(80,212))
Total deferred tax assets	1,679,150	1,671,936
Less valuation allowance	–	–
Net deferred tax asset	$1,679,150	$1,671,936

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary at June 30, 2011. As of June 30, 2011, we have federal and state net operating loss carryforwards of approximately $4.8 million and $1.7 million, which expire through 2024 and 2015, respectively. The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at June 30, 2010	$73,431
Gross increase or (decrease)	20,746
Balance at June 30, 2011	$94,177

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

The Internal Revenue Service is currently conducting an audit of our originally filed tax returns and amendments for the years ending June 30, 2008 and June 30, 2009.  Although the outcome of the audit is uncertain, we do not believe it will have a material adverse effect on our consolidated financial position, statements of operations or cash flows.

NOTE 10 – EARNINGS PER SHARE

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

	Year Ended June 30,
	2011	2010
Net income before non-controlling interests	$4,343,377	$4,626,742
Non-controlling interests in net loss of subsidiary	202,152	151,042
Net income	$4,545,529	$4,777,784

Weighted-average shares of common stock outstanding:
Basic	12,279,927	13,583,551
Dilutive effect of common stock equivalents arising from stock options	183,658	157,031

Diluted	12,463,585	13,740,582
Basic earnings per share	$0.37	$0.35

Diluted earnings per share	$0.36	$0.35

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The following table summarizes our contractual obligations and commitments as of June 30, 2011, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
Lease	2012	2013	2014	2015	2016	Total
Administrative office facility	$183,712	$198,914	$198,914	$198,914	$33,152	$813,606
Corporate housing facility	16,032	-	-	-	-	16,032
Total Obligation	$199,744	$198,914	$198,914	$198,914	$33,152	$829,638

	Payments Due by June 30,
Borrowings from banks	2012	2013	2014	2015	2016	Total
Short-term borrowings	$139,134	$-	$-	$-	$-	$139,134
Long-term borrowings	-	-	-	-	-	-
Total Obligation	$139,134	$-	$-	$-	$-	$139,134

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. In addition to monthly rent, the lease provided for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was $107,704 for each of the years ended June 30, 2011 and 2010.  On September 1, 2011, we moved into a new office space consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576. The lease expires on August 31, 2015. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was approximately $77,500 for the year ended June 30, 2011, and $0 for the year ended June 30, 2010.

We leased two corporate housing facilities, for our vendors and employees who travel, under non-cancelable operating leases, one of which expired on May 31, 2011. The remaining lease expires on July 31, 2012.  Rent expense related to the operating leases was $25,422 and $15,769 for the years ended June 30, 2011 and 2010, respectively.

Contingency

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000.  A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, which represented amounts owed to the Company by C-Motech for certain marketing funds as well as the settlement of a price dispute for products previously purchased by the Company from C-Motech.  Under the Agreement, the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors.  On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed. The repurchase of the remaining 1,566,672 shares has not been completed.

As of June 30, 2011, C-Motech owns 1,566,672 shares, or approximately13%, of our Common Stock.

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

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We have filed a motion to dismiss this case and are waiting for the judge to rule on our motion. We intend to vigorously defend ourselves against these allegations.

NOTE 12 – LONG-TERM INCENTIVE PLAN AWARDS

As we adopted the 2009 Stock Incentive Plan (“2009 Plan”), we provided for the grant of incentive stock options and non-qualified stock options to our employees and directors on June 11, 2009.

We issued additional options in 2010 under the 2009 Plan.  The options granted in 2010 generally vest and become exercisable at the rate of between 33% and 100% per year with a life of ten years. There were no options granted in fiscal year 2011.

We adopted ASC 718, “Compensation – Stock Compensation,” using a modified prospective application, and the Black-Scholes model. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the year ended June 30, 2011 was $800,762 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the year ended June 30, 2011 was $34,555.

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

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding at June 30, 2010	1,096,000	$1.36	8.1	$812,863
Granted	-	-	-	-
Exercised	(85,164)	(0.74)	-	-
Forfeited or Expired	(80,000)	(1.10)	-	-

Outstanding at June 30, 2011	930,836	$1.40	7.2	$978,470

Exercisable at June 30, 2011	723,503	$1.29	6.5	$839,203
Vested and Expected to Vest at June 30, 2011	723,503	$1.29	6.5	$839,203

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.45 as of June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options of 930,836, which is outstanding at June 30, 2011, was $1.27 per share.

As of June 30, 2011, there was $314,467 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 13 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amount of $11,490,940 and $82,631,324 from C-Motech, for the years ended June 30, 2011 and 2010, and had related accounts payable of $0 and of $5,371,153 as of June 30, 2011 and 2010 respectively.  As of June 30, 2011, C-Motech owns 1,566,672 shares, or 13.3%, of our Common Stock.

On September 14, 2010, we completed the repurchase and transfer of 1,803,684 shares out of the total number of shares of 3,379,356, which were owned by C-Motech, on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, which represented amounts owed to the Company by C-Motech for certain marketing funds as well as the settlement of a price dispute for products previously purchased by the Company from C-Motech. Under the Agreement, the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors.

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech included in treasury stock at March 31, 2011, and C-Motech paid us $1,873,065 for amounts owed. The repurchase of the remaining 1,566,672 shares has not been completed.

 NOTE 14 - SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, September 28, 2011. During these periods, we did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of June 30, 2011 and for the year ended June 30, 2011.

On July 1, 2011 (the “Effective Date”), we entered into a Convertible Bond Purchase Agreement with FTI. Under this agreement, we purchased a convertible bond from FTI with an original principal amount of $500,000 that bears interest at a rate of 5% per annum (with interest payable semi-annually) and matures on the fifth anniversary of the Effective Date. Upon conversion, the bond will convert into FTI Common Stock at a price of approximately $0.54 per share. On August 11, 2011, we converted the full amount of the bond into 916,666 shares of FTI Common Stock at a price of approximately $0.55.

Concurrent with the bond conversion, FTI raised approximately $581,818 by issuing 853,328 shares of its common stock to new investors at a price of approximately $0.68 per share. As of result of these transactions, FTI’s total outstanding shares increased by 1,769,994 shares to 1,988,660 shares.  In addition, we own 1,029,332 shares, or 51.8% of the outstanding capital stock of FTI.

On September 1, 2011, we moved into a new office facility in San Diego, California following the expiration of our current lease on August 31, 2011. We currently lease approximately 11,318 square feet of office space at a monthly rent of $16,576, and the lease will expire on August 31, 2015.

On September 15, 2011, the Board of Directors approved extending the Change of Control Agreements with OC Kim, our President and Acting Chief Financial Officer, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering for an additional three years.  Following this approval, the Change of Control Agreement with Mr. Kim will expire on September 21, 2015 and the Change of Control Agreements with Messrs. Lee and Won will expire on September 21, 2014.