Form 10-Q
period 2011-09-30
FRANKLIN WIRELESS CORP
filed 2011-11-14
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 11,835,471 shares of common stock outstanding as of November 14, 2011.

FRANKLIN WIRELESS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we”, “us”, “our”, “Franklin”, “Franklin Wireless”, or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption  “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Annual Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2011. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
FRANKLIN WIRELESS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,435,452	$11,357,878
Accounts receivable	2,611,038	6,916,020
Inventories	129,252	934,636
Prepaid expenses and other current assets	30,271	24,918
Prepaid income taxes	88,261	88,261
Deferred tax assets, current	372,284	220,031
Advance payment to vendor	17,041	41,376
Total current assets	17,683,599	19,583,120
Property and equipment, net	400,503	440,120
Intangible assets, net	2,477,106	2,275,357
Deferred tax assets, non-current	1,482,866	1,459,119
Goodwill	273,285	273,285
Other assets	270,083	140,258
TOTAL ASSETS	$22,587,442	$24,171,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$1,527,528	$2,781,651
Advance payments from customers	6,279	15,507
Income taxes payable	–	121,362
Accrued liabilities	211,326	319,415
Marketing funds payable	1,633,806	1,633,806
Short-term borrowings	127,173	139,134
Long-term borrowings, current-portion	–	–
Total current liabilities	3,506,112	5,010,875
Long-term borrowings	–	–
Other long-term liabilities	183,196	188,104
Total liabilities	3,689,308	5,198,979

Stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2011 and June 30, 2011	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,835,471 and 13,781,491shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	13,568	13,546
Additional paid-in capital	6,472,325	6,420,672
Retained earnings	13,074,851	13,527,435
Treasury stock, 1,803,684 shares	(1,873,065)	(1,873,065)
Non-controlling interests	1,162,479	900,874
Accumulated other comprehensive income (loss)	47,976	(17,182)
Total stockholders’ equity	18,898,134	18,972,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,587,442	$24,171,259

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net sales	$3,123,454	$16,562,842
Cost of goods sold	2,397,507	11,673,024
Gross profit	725,947	4,889,818

Operating expenses:
Selling, general, and administrative	1,663,897	2,951,078
Total operating expenses	1,663,897	2,951,078
Income (loss) from operations	(937,950)	1,938,740

Other income (loss), net:
Interest income	9,355	13,221
Gain from sale of property and equipment	–	212,184
Loss on disposal of property and equipment	–	(139,229)
Other income, net	19,013	87,737
Total other income, net	28,368	173,913
Net income (loss) before provision for income taxes	(909,582)	2,112,653
Income tax provision (benefit)	(176,000)	1,150,000
Net income (loss) before non-controlling interests	(733,582)	962,653
Non-controlling interests in net loss of subsidiary at 48.2% and 49.4% for the three months ended September 30, 2011 and 2010, respectively	280,998	164,166
Net income (loss)	$(452,584)	$1,126,819

Basic earnings (loss) per share	$(0.04)	$0.08
Diluted earnings (loss) per share	$(0.04)	$0.08

Weighted average common shares outstanding – basic	11,832,284	13,464,361
Weighted average common shares outstanding – diluted	12,037,422	13,628,895

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income (loss)	$(452,584)	$1,126,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-controlling interests	(280,998)	(164,166)
Gain on sale of property and equipment	–	(212,184)
Loss on disposal of property and equipment	–	139,229
Depreciation	41,540	34,400
Amortization of intangible assets	210,359	202,445
Write off of uncollectible accounts receivable	–	–
Deferred tax assets	(176,000)	–
Share-based compensation	41,550	225,614
Increase (decrease) in cash due to change in:
Accounts receivable	4,304,982	(6,006,955)
Inventory	805,384	162,894
Advance payment to vendor	24,335	(1,171,434)
Prepaid expense	(5,353)	(9,760)
Prepaid income taxes	–	(20,462)
Other assets	(129,825)	(57,872)
Trade accounts payable, including related party	(1,254,123)	1,077,081
Income taxes payable	(121,362)	70,462
Accrued liabilities	(108,089)	(143,935)
Marketing funds payable	–	182,264
Advance payment from customers	(9,228)	(303,315)
Other liabilities	(4,908)	(1,914)
Net cash provided by (used in) operating activities	2,885,680	(4,870,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,923)	(25,751)
Payments for capitalized development costs	(384,141)	–
Purchases of intangible assets	(27,967)	(1,124)
Proceeds from sales of property and equipment	–	593,259
Net cash provided by (used in) investing activities	(414,031)	566,384

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowings	(11,961)	(173,511)
Payment of long-term borrowings	–	(231,761)
Issuance of stock related to stock options exercised	10,125	–
Increased non-controlling interests related to issuance of stock to investors	542,603	–
Net cash provided by (used in) financing activities	540,767	(405,272)

Effect of foreign currency translation	65,158	180,866
Net increase (decrease) in cash and cash equivalents	3,077,574	(4,528,811)
Cash and cash equivalents, beginning of period	11,357,878	16,107,501
Cash and cash equivalents, end of period	$14,435,452	$11,578,690

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$1,299	$–
Income taxes	$121,362	$1,100,000

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2011 included in the Company’s Form 10-K, filed on September 28, 2011.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) and 51.5% (48.5% is owned by non-controlling interests) as of September 30, 2011 and June 30, 2011, and 50.6% (49.4% was owned by non-controlling interests) prior to January, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the three months ended September 30, 2011 and 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of September 30, 2011 or June 30, 2011.

Non-controlling Interest in a Consolidated Subsidiary

On July 1, 2011, we entered into a Convertible Bond Purchase Agreement with FTI. Under this agreement, we purchased a convertible bond from FTI with an original principal amount of $500,000 that bears interest at a rate of 5% per annum (with interest payable semi-annually) and matures on July 1, 2016. Pursuant to the terms of this agreement, upon conversion, the bond will convert into FTI Common Stock at a price of approximately $0.55 per share.  On August 11, 2011, we converted the full amount of the bond of $500,000 into 916,666 shares of FTI Common Stock at a price of approximately $0.55. Concurrent with the bond conversion, FTI raised $542,603 by issuing 853,328 shares of its common stock to new investors at a price of approximately $0.64 per share. As a result of these transactions, FTI’s total outstanding shares increased by 1,769,994 shares to 1,988,660 shares.  In addition, we own 1,029,332 shares, or 51.8% of the outstanding capital stock of FTI, with 48.2% owned by non-controlling interests.

Also as a result of these transactions, the non-controlling interest increased by $261,605 to $1,162,479 as of September 30, 2011, from $900,874 as of June 30, 2011.  The increase of $261,605 in the non-controlling interest was due to the $542,603 that FTI raised by issuing 853,328 shares of its common stock to new investors, and reflects the 48.2% attributable to the non-controlling interests.

Segment Reporting

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments.  We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.  We have one reportable segment, consisting of the sale of wireless access products.

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended September 30,
Net sales:	2011	2010
United States	$2,378,507	$12,761,796
Caribbean and South America	38,700	3,801,046
Asia	706,247	–
Totals	$3,123,454	$16,562,842

Long-lived assets, net:	September 30, 2011	June 30, 2011
United States	$111,172	$93,434
Asia	2,766,437	2,622,043
Totals	$2,877,609	$2,715,477

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

Goodwill

Intangible assets, consisting of goodwill, are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangibles) which does not permit the amortization of goodwill. Rather, these items must be tested for impairment annually and when events occur or circumstances change that would indicate the carrying amount may be impaired. Goodwill is recorded as the excess of purchase price over the fair value of the identifiable net assets acquired.

Our valuation methodology for assessing impairment, using both the discounted cash flows approach and the market approach, requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Our annual impairment review performed on June 30, 2011 did not indicate that goodwill was impaired.

Capitalized Product Development

Capitalized product development, noted as Technology In Progress in the Intangible Assets table, includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, such costs are capitalized and amortized over a three year useful life of the products, using the straight-line method. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved, which generally occurs shortly before the products are released to manufacturing.  As of September 30, 2011 and 2010, capitalized product development costs were $511,445 and $0, respectively, and are included in intangible assets in our consolidated balance sheet.  During the three months ended September 30, 2011, we incurred $384,141 in capitalized product development costs. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

Warranties

We provide a factory warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. In general, these products are shipped directly from our vendors to our customers. As a result, we do not have warranty exposure and do not accrue any warranty expenses.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, amounted to $29,868 and $39,359 for the three months ended September 30, 2011 and 2010, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company.  We may write down our inventory value for potential obsolescence and excess inventory.  However at September 30, 2011, we believe our inventory needs no such reserves and have recorded no inventory reserves.

Property and Equipment

Property and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Machinery	6 years
Office equipment	5 years
Molds	3 years
Vehicles	5 years
Computers and software	5 years
Furniture and fixtures	7 years
Facilities	5 years

Intangible Assets

The definite lived intangible assets consisted of the following at June 30, 2011:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.3 years	$490,000	$285,833	$204,167
Complete technology	3 years	1.8 years	1,517,683	592,936	924,747
Customer contracts / relationships	8 years	6.3 years	1,121,000	245,219	875,781
Technology In progress	Not Applicable	–	127,304	–	127,304
Software	5 years	4.3 years	155,004	14,027	140,977
Patent	10 years	9.8 years	2,441	60	2,381
Total at June 30, 2011			$3,413,432	$1,138,075	$2,275,357

The definite lived intangible assets consisted of the following at September 30, 2011:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.0 years	$490,000	$326,667	$163,333
Complete technology	3 years	1.5 years	1,517,683	719,410	798,273
Customer contracts / relationships	8 years	6.0 years	1,121,000	280,250	840,750
Technology In progress	Not Applicable	–	511,445	–	511,445
Software	5 years	4.0 years	159,201	21,986	137,215
Patent	10 years	9.5 years	2,441	121	2,320
Certification	3 years	3.0 years	23,770		23,770
Total at September 30, 2011			$3,825,540	$1,348,434	$2,477,106

Amortization expense recognized during the three months ended September 30, 2011 and 2010 was $210,359 and $202,445, respectively.

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

We tested the long-lived assets for impairment as of June 30, 2011 by comparing the discounted cash flows of the assets to their carrying values and concluded that, as of this date, no impairment existed.  As of September 30, 2011, we are not aware of any events or changes in circumstances following this date that would indicate that the long-lived assets are impaired.

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

Based on the assessment, management believes that the Company is more likely than not to fully realize our deferred tax assets.  As such, no valuation allowance has been established for the Company’s deferred tax assets.

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

As of September 30, 2011, we have no material unrecognized tax benefits. We recorded an income tax benefit of $176,000 for the three months ended September 30, 2011.

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

 A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2011, sales to our three largest customers accounted for 35%, 22%, and 19% of our consolidated net sales and 42%, 26%, and 12% of our accounts receivable balance.  In the same period in 2010, sales to our largest customer accounted for 56% of our consolidated net sales and 56% of our accounts receivable balance. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2011 and 2010.

For the three months ended September 30, 2011, we purchased our wireless data products from two major manufacturing companies located in various parts of Asia. If any of these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the three months ended September 30, 2011, we purchased wireless data products from these suppliers in the amount of $1,483,725, or 93.6% of total purchases, and had related accounts payable of $912,205 as of September 30, 2011.  For the three months ended September 30, 2010, we purchased $6,075,675, or 52.7% of total purchases, from a supplier located in South Korea, and had related accounts payable of $3,383,153 as of September 30, 2010.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

ASU 2011-05, Presentation of Comprehensive Income, eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income.  Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  This ASU is to be applied retrospectively.  For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011.  For non-public entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  Early adoption is permitted, since compliance with the amendments is already permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2011	June 30, 2011
Machinery and facility	$143,967	$143,967
Office equipment	272,431	271,508
Molds	284,645	284,645
Vehicle	9,843	9,843
	710,886	709,963
Less accumulated depreciation	(310,383)	(269,843)
Total	$400,503	$440,120

Depreciation expense associated with property and equipment was $41,540 and $34,400 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2011	June 30, 2011
Accrued salaries, severance	$92,708	$231,917
Accrued vacations	92,449	66,143
Payroll deductions to pay	9,593	–
Other accrued liabilities	16,576	21,355
Total	$211,326	$319,415

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following at:

	September 30, 2011	June 30, 2011
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the remaining balance due September, 2011, which was extended to March 9, 2012.	$127,173	$139,134
Total	$127,173	$139,134

NOTE 7 – EARNINGS PER SHARE

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

	Three Months Ended September 30,
	2011	2010
Net income (loss) before non-controlling interests	$(733,582)	$962,653
Non-controlling interests in net loss of subsidiary	280,998	164,166
Net income (loss)	$(452,584)	$1,126,819

Weighted-average shares of common stock outstanding:
Basic	11,832,284	13,464,361
Dilutive effect of common stock equivalents arising from stock options	205,138	164,534

Outstanding Shares (Diluted)	12,037,422	13,628,895
Basic earnings (loss) per share	$(0.04)	$0.08

Diluted earnings (loss) per share	$(0.04)	$0.08

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. In addition to monthly rent, the lease provided for periodic cost of living increases in the base rent and payment of common area costs. On September 1, 2011, we moved into a new office space consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576. Rent expense related to these operating leases was $34,526 and $26,926 for the three months ended September 30, 2011 and 2010, respectively.

Our subsidiary, FTI, also leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $23,250 and $23,250 for the three months ended September 30, 2011 and 2010, respectively.

We lease a corporate housing facility for our vendors and employees who travel under a non-cancelable operating lease that expires on July 31, 2012.  Rent expenses related to this operating lease were $2,723 and $1,980 for the three months ended September 30, 2011 and 2010 respectively. For the three months ended September 30, 2010, we leased an additional corporate housing facility, for our vendors and employees who travel, under a non-cancelable operating lease which expired on May 31, 2011. Rent expenses related to this operating lease was $4,206 for the three months ended September 30, 2010.

Contingency

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000.  A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, which represented amounts owed to the Company by C-Motech for certain marketing funds as well as the settlement of a price dispute for products previously purchased by the Company from C-Motech.  Under the Agreement, the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors.  On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed. The repurchase of the remaining 1,566,672 shares has not been completed.  We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us.  We have attempted to tender payment for the shares without results, and as of the date of this filing, we are unable to determine whether or not this repurchase will take place.

As of September 30, 2011, C-Motech owns 1,566,672 shares, or approximately13%, of our Common Stock.

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

On September 16, 2011, the Board of Directors approved extending the Change of Control Agreements with OC Kim, our President and Acting Chief Financial Officer, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering for an additional three years.  Following this approval, the Change of Control Agreement with Mr. Kim will expire on September 21, 2015 and the Change of Control Agreements with Messrs. Lee and Won will expire on September 21, 2014.

NOTE 9 – LONG-TERM INCENTIVE PLAN AWARDS

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three months ended September 30, 2011 was $41,550 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the three months ended September 30, 2011 was $0.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding at June 30, 2011	930,836	$1.40	7.2	$978,470
Granted	-	-	-	-
Exercised	(22,500)	(0.45)	-	-
Forfeited or Expired	(9,334)	(1.35)	-	-

Outstanding at September 30, 2011	899,002	$1.42	7.0	$69,150

Exercisable at September 30, 2011	701,003	$1.32	6.5	$128,250
Vested and Expected to Vest at September 30, 2011	701,003	$1.32	6.5	$128,250

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.50 as of September 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options of 899,002, which is outstanding at September 30, 2011, was $1.29 per share.

As of September 30, 2011, there was $272,917 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.0 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amounts of $360 and $6,075,675 from C-Motech, for the three months ended September 30, 2011 and 2010, respectively, and had related accounts payable of $0 and $3,383,153 as of September 30, 2011 and 2010, respectively.  As of September 30, 2011, C-Motech owns 1,566,672 shares, or 13.3%, of our Common Stock.

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech included in treasury stock at March 31, 2011, and C-Motech paid us $1,873,065 for amounts owed. The repurchase of the remaining 1,566,672 shares has not been completed.  We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us.  We have attempted to tender payment for the shares without results, and as of the date of this filing, we are unable to determine whether or not this repurchase will take place.

As of September 30, 2011, C-Motech owes us approximately $52,000.

NOTE 11 - SUBSEQUENT EVENTS

ASC 855, “Subsequent Events." ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During this period, we did not have any material recognizable subsequent events required to be disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2011, filed on September 28, 2011.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) and 51.5% (48.5% is owned by non-controlling interests) as of September 30, 2011 and June 30, 2011, and 50.6% (49.4% was owned by non-controlling interests) prior to January, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the three months ended September 30, 2011 and 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of September 30, 2011 or June 30, 2011.

Segment Reporting

Accounting Standards Codification (“ASC” 280) Topic, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments.  We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.  We have one reportable segment, consisting of the sale of wireless access products.

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended September 30,
Net sales:	2011	2010
United States	$2,378,507	$12,761,796
Caribbean and South America	38,700	3,801,046
Asia	706,247	–
Totals	$3,123,454	$16,562,842

Long-lived assets, net:	September 30, 2011	June 30, 2011
United States	$111,172	$93,434
Asia	2,766,437	2,622,043
Totals	$2,877,609	$2,715,477

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2011 and 2010, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended September 30,
	2011		2010
	(Consolidated)
	(as a percentage of sales)
Net Sales	100.0%		100.0%
Cost of goods sold	76.8%		70.5%
Gross profit	23.2%		29.5%
Selling, general and administrative expenses	53.2%		17.8%
Income (loss) from operations	(30.0%	)	11.7%
Other income, net	0.9%		1.1%
Net income (loss) before income taxes	(29.1%	)	12.8%
Income tax provision (benefit)	(5.6%	)	6.9%
Net income (loss) before non-controlling interest	(23.5%	)	5.9%
Non-controlling interest in net loss of subsidiary	9.0%		1.0%
Net income (loss)	(14.5%	)	6.9%

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

NET SALES - Net sales decreased by $13,439,388, or 81.1%, to $3,123,454 for the three months ended September 30, 2011 from $16,562,842 for the corresponding period of 2010.  For the three months ended September 30, 2011, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $38,700 (1.2% of net sales), $2,378,507 (76.2% of net sales), and $706,247 (22.6% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $3,762,346, or 99.0%, to $38,700 for the three months ended September 30, 2011 from $3,801,046 for the corresponding period of 2010.   The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to by timing of orders placed by a relatively small number of customers. In addition, some carrier customers in these regions are transitioning from CDMA to LTE or HSPA+ networks, which affected the quantity of CDMA related products that were sold during the three months ended September 30, 2011. Net sales in the United States decreased by $10,383,289, or 81.4%, to $2,378,507 for the three months ended September 30, 2011, from $12,761,796 for the corresponding period of 2010. The decrease in net sales was due to several factors, including increased competition in the dual-mode (3G and 4G) USB modem market, as well as competition from other similar products, which negatively affected volume and price. Sales during the three months ended September 30, 2011 were also affected by delays in launching new products due to longer than expected schedules associated with design, testing and certification efforts.

Net sales in Asia increased by $706,247 to $706,247 for the three months ended September 30, 2011 from $0 for the corresponding period of 2010. The increase in net sales was primarily due to the addition of a new customer in this region who purchased production quantities of the Company’s M600 dual-mode (3G and 4G) embedded module.

GROSS PROFIT – Gross profit decreased by $4,163,871, or 85.2%, to $725,947 for the three months ended September 30, 2011 from $4,889,818 for the corresponding period of 2010.  The decrease was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 23.2% for the three months ended September 30, 2011 compared to 29.5% for the corresponding period of 2010.  The decrease in gross profit in terms of net sales percentage was due to variations in customer and product mix, which generally vary from quarter to quarter.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses decreased by $1,287,181, or 43.6%, to $1,663,897 for the three months ended September 30, 2011 from $2,951,078 for the corresponding period of 2010.  The decrease was primarily due to lower sales commission expense, share-based compensation expense (a significant portion of the value of the options previously granted was expensed in prior periods and no new stock options were granted during the three months ended September 30, 2011), R&D expense (due to the amount of costs being expensed vs. capitalized) and other items including marketing and shipping expense (due to lower sales volumes).

OTHER INCOME (EXPENSE), NET - The net of other income (expense) decreased by $145,545, or 83.7%, to $28,368 for the three months ended September 30, 2011 from $173,913 for the corresponding period of 2010. For the three months ended September 30, 2010, the net of other income (expense) included the sale of property and equipment of $212,184 by FTI, which was partially offset by other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand and cash flow from operations.

OPERATING ACTIVITIES – Net cash provided by operating activities for the three months ended September 30, 2011 was $2,885,680, and net cash used in operating activities for the three months ended September 30, 2010 was $4,870,789.

The $2,885,680 in net cash provided by operating activities for the three months ended September 30, 2011 was primarily due to the decreases in accounts receivable and inventory of $4,304,982 and $805,384, respectively, as well as share-based compensation of $210,359, which were partially offset by the decrease in accounts payable of $1,254,123 as well as the net loss, non-controlling interests and the increase in deferred tax assets of $452,584, 280,998 and $176,000, respectively.  The $4,870,789 in net used in operating activities for the three months ended September 30, 2010 was primarily due to increases in accounts receivable and advance payments to a vendor of $6,006,955 and $1,171,434 respectively, which were partially offset by net income of $1,126,819 and the increase in accounts payable of $1,077,081.

INVESTING ACTIVITIES – Net cash used in investing activities for the three months ended September 30, 2011 was $414,031, and net cash provided by investing activities for the three months ended September 30, 2010 was $566,384. The $414,031 in net cash used in investing activities for the three months ended September 30, 2011 was primarily due to  the capitalization of product development costs of $412,108.  The $566,384 in net cash provided by investing activities for the three months ended September 30, 2010 was primarily due to proceeds from the sale of property and equipment of $593,259 by FTI, which resulted from the sale of a building and land.

FINANCING ACTIVITIES – Net cash provided by financing activities for the three months ended September 30, 2011 was $540,767, and net cash used in financing activities for the three months ended September 30, 2010 was $405,272. The $540,767 in net cash provided by financing activities for the three months ended September 30, 2011 was primarily due to the proceeds from the issuance of FTI common stock to new investors of $542,603.  The $405,272 in net cash used in financing activities for three months ended September 30, 2010 was primarily due to paying off the short and long-term borrowings associated with the building and land sold by FTI.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. In addition to monthly rent, the lease provided for periodic cost of living increases in the base rent and payment of common area costs. On September 1, 2011, we moved into a new office space consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576. Rent expense related to these operating leases was $34,526 and $26,926 for the three months ended September 30, 2011 and 2010, respectively.

Our subsidiary, FTI, also leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our respective use and adequate for our present needs. Rent expense related to the operating lease was $23,250 and $23,250 for the three months ended September 30, 2011 and 2010, respectively.

We lease a corporate housing facility for our vendors and employees who travel under a non-cancelable operating lease that expires on July 31, 2012.  Rent expenses related to this operating lease were $2,723 and $1,980 for the three months ended September 30, 2011 and 2010 respectively. For the three months ended September 30, 2010, we leased an additional corporate housing facility, for our vendors and employees who travel, under a non-cancelable operating lease which expired on May 31, 2011. Rent expenses related to this operating lease was $4,206 for the three months ended September 30, 2010.

Contingency

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000.  A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, which represented amounts owed to the Company by C-Motech for certain marketing funds as well as the settlement of a price dispute for products previously purchased by the Company from C-Motech.  Under the Agreement, the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors.  On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed. The repurchase of the remaining 1,566,672 shares has not been completed.  We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us.  We have attempted to tender payment for the shares without results, and as of the date of this filing, we are unable to determine whether or not this repurchase will take place.

As of September 30, 2011, C-Motech owns 1,566,672 shares, or approximately13%, of our Common Stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s President and Acting Chief Financial Officer has concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 28, 2011 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.”  You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report.  Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS*.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President and Acting Chief Financial Officer

Dated: November 14, 2011