Form 10-Q
period 2011-12-31
FRANKLIN WIRELESS CORP
filed 2012-02-14
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The Registrant has 11,882,971 shares of common stock outstanding as of February 14, 2012.

FRANKLIN WIRELESS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we”, “us”, “our”, “Franklin”, “Franklin Wireless”, or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2011. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
FRANKLIN WIRELESS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,055,525	$11,357,878
Accounts receivable	2,182,303	6,916,020
Inventories	251,359	934,636
Prepaid expenses and other current assets	40,162	24,918
Employee loan	34,683	–
Prepaid income taxes	88,261	88,261
Deferred tax assets, current	220,031	220,031
Advance payment to vendor	26,099	41,376
Total current assets	16,898,423	19,583,120
Property and equipment, net	369,507	440,120
Intangible assets, net	2,774,036	2,275,357
Deferred tax assets, non-current	1,968,577	1,459,119
Goodwill	273,285	273,285
Other assets	137,949	140,258
TOTAL ASSETS	$22,421,777	$24,171,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$1,819,984	$2,781,651
Advance payments from customers	96,756	15,507
Income taxes payable	–	121,362
Accrued liabilities	242,232	319,415
Marketing funds payable	1,633,806	1,633,806
Short-term borrowings	139,134	139,134
Total current liabilities	3,931,912	5,010,875
Other long-term liabilities	212,132	188,104
Total liabilities	4,144,044	5,198,979

Stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2011 and June 30, 2011	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,882,971 and 13,781,491 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	13,616	13,546
Additional paid-in capital	6,558,391	6,420,672
Retained earnings	12,586,661	13,527,435
Treasury stock, 1,803,684 shares	(1,873,065)	(1,873,065)
Non-controlling interests	975,632	900,874
Accumulated other comprehensive income (loss)	16,498	(17,182)
Total stockholders’ equity	18,277,733	18,972,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,421,777	$24,171,259

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	$3,012,481	$15,582,793	$6,135,935	$32,145,635
Cost of goods sold	2,381,234	9,483,026	4,778,741	21,156,049
Gross profit	631,247	6,099,767	1,357,194	10,989,586

Operating expenses:
Selling, general, and administrative	1,638,762	2,497,214	3,302,659	5,448,292
Total operating expenses	1,638,762	2,497,214	3,302,659	5,448,292
Income (loss)from operations	(1,007,515)	3,602,553	(1,945,465)	5,541,294

Other income (loss), net:
Interest income	8,645	11,080	18,000	24,302
Gain from sale of property and equipment	–	120	–	212,303
Loss on disposal of property and equipment	(291)	(1,054)	(291)	(140,283)
Other income (loss), net	(8,534)	(104,284)	10,479	(16,548)
Total other income (loss), net	(180)	(94,138)	28,188	79,774
Net income (loss) before provision for income taxes	(1,007,695)	3,508,415	(1,917,277)	5,621,068
Income tax provision (benefit)	(332,658)	1,105,232	(508,658)	2,255,232
Net income (loss) before non-controlling interests	(675,037)	2,403,183	(1,408,619)	3,365,836
Non-controlling interests in net loss (income) of subsidiary at 48.2% and 49.4% for the three and six months ended December 31, 2011 and 2010, respectively	186,847	(371,906)	467,845	(207,740)
Net income (loss)	$(488,190)	$2,031,277	$(940,774)	$3,158,096

Basic earnings (loss) per share	$(0.04)	$0.17	$(0.08)	$0.25
Diluted earnings (loss) per share	$(0.04)	$0.17	$(0.08)	$0.25

Weighted average common shares outstanding – basic	11,837,559	11,977,808	11,834,788	12,717,023
Weighted average common shares outstanding – diluted	12,050,924	12,150,765	12,048,153	12,889,980

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income (loss)	$(940,774)	$3,158,096
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-controlling interests	(467,845)	207,740
Gain on sale of property and equipment	–	(212,303)
Loss on disposal of property and equipment	291	140,283
Depreciation	81,522	69,757
Amortization of intangible assets	421,640	454,704
Write off of uncollectible accounts receivable	151,681	–
Deferred tax assets	(509,458)	3,671
Share-based compensation	101,539	434,177
Increase (decrease) in cash due to change in:
Accounts receivable	4,582,036	(1,486,477)
Inventories	683,277	(122,835)
Prepaid expenses and other current assets	(15,244)	(14,371)
Prepaid income taxes	–	(109,649)
Employee Loan	(34,683)	–
Advance payment to vendor	15,277	(172,346)
Other assets	2,309	(31,787)
Trade accounts payable, including related party	(961,667)	(1,306,550)
Advance payments from customers	81,249	(303,385)
Income taxes payable	(121,362)	(929,538)
Accrued liabilities	(77,183)	(369,980)
Marketing funds payable	–	346,104
Other liabilities	24,028	(17,126)
Net cash provided by (used in) operating activities	3,016,633	(261,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,200)	(67,676)
Payments for capitalized development costs	(881,906)	–
Purchases of intangible assets	(38,413)	(75,454)
Proceeds from sales of property and equipment	–	594,643
Net cash provided by (used in) investing activities	(931,519)	451,513

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowings	–	(173,511)
Payment of long-term borrowings	–	(231,761)
Proceeds from exercise of stock options	36,250	–
Proceeds from subsidiary’s sale of stock to non-controlling shareholders	542,603	–
Net cash provided by (used in) financing activities	578,853	(405,272)
Effect of foreign currency translation on cash	33,680	(82,292)
Net increase (decrease) in cash and cash equivalents	2,697,647	(297,866)
Cash and cash equivalents, beginning of period	11,357,878	16,107,501
Cash and cash equivalents, end of period	$14,055,525	$15,809,635

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$3,918	$–
Income taxes	$122,162	$3,282,767
Supplemental disclosure of non-cash financing activity:
Repurchase of treasury stock (see “Note 10”)	$–	$1,873,065

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) and 51.5% (48.5% is owned by non-controlling interests) as of December 31, 2011 and June 30, 2011, and 50.6% (49.4% was owned by non-controlling interests) prior to January, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the six months ended December 31, 2011 and 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of December 31, 2011 or June 30, 2011.

Non-controlling Interest in a Consolidated Subsidiary

On July 1, 2011, we entered into a Convertible Bond Purchase Agreement with our Korea-based subsidiary, Franklin Technology Inc. (“FTI”). Under this agreement, we purchased a convertible bond from FTI with an original principal amount of $500,000 that bears interest at a rate of 5% per annum (with interest payable semi-annually) and matures on July 1, 2016. Pursuant to the terms of this agreement, upon conversion, the bond will convert into FTI Common Stock at a price of approximately $0.55 per share.  On August 11, 2011, we converted the full amount of the bond of $500,000 into 916,666 shares of FTI Common Stock at a price of approximately $0.55. Concurrent with the bond conversion, FTI raised $542,603 by issuing 853,328 shares of its common stock to new investors at a price of approximately $0.64 per share. As a result of these transactions, FTI’s total outstanding shares increased by 1,769,994 shares to 1,988,660 shares.  In addition, we own 1,029,332 shares, or 51.8% of the outstanding capital stock of FTI, with 48.2% owned by non-controlling interests.

As of December 31, 2011, the non-controlling interest was $975,632, which represents a $74,758 increase from $900,874 as of June 30, 2011. The increase of $74,758 in the non-controlling interest was due to the $542,603 that FTI raised by issuing 853,328 shares of its common stock to new investors, which was partially offset by the non-controlling interests in net loss of subsidiary of $467,845 for the six months ended December 31, 2011.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
Net sales:	2011	2010	2011	2010
United States	$2,057,228	$10,213,979	$4,435,735	$22,975,775
Caribbean and South America	13,200	5,074,575	51,900	8,875,621
Asia	942,053	294,239	1,648,300	294,239
Totals	$3,012,481	$15,582,793	$6,135,935	$32,145,635

Long-lived assets, net:	December 31, 2011	June 30, 2011
United States	$252,430	$93,434
Asia	2,891,113	2,622,043
Totals	$3,143,543	$2,715,477

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

Allowance for Doubtful Accounts

Based upon our review of our collection history associated with all significant outstanding invoices, we do not believe an allowance for doubtful accounts is necessary.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, we recognize revenues from product sales upon shipment of the products to customers or when the products are received by the customers in accordance with the shipping or delivery terms. We provide a factory warranty for one year from the shipment date, which is covered by our vendors pursuant to purchase agreements.

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

Capitalized Product Development

Capitalized product development, noted as Technology in progress in the Intangible Assets table, includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, such costs are capitalized and amortized over a three year useful life of the products commencing on the date that products are available for general release, using the straight-line method which approximates the benefits to be obtained from the sale of these products. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved, which generally occurs shortly before the products are released to manufacturing.  As of December 31, 2011 and 2010, capitalized product development costs were $1,009,210 and $0, respectively, and are included in intangible assets in our consolidated balance sheet.  During the three and six months ended December 31, 2011, we incurred $497,765 and $881,906 in capitalized product development costs, respectively. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses in the Statement of Operations, amounted to $10,320 and $292,868 for the three months ended December 31, 2011 and 2010, respectively, and $40,188 and $428,150 for the six months ended December 31, 2011 and 2010, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company.  We may write down our inventory value for potential obsolescence and excess inventory.  However, at December 31, 2011, we believe our inventory needs no such reserves and have recorded no inventory reserves.

Property and Equipment

Property and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Machinery	6 years
Office equipment	5 years
Molds	3 years
Vehicles	5 years
Computers and software	5 years
Furniture and fixtures	7 years
Facilities	5 years

Intangible Assets

The definite lived intangible assets consisted of the following at June 30, 2011:

Definite lived intangible assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.3 years	$490,000	$285,833	$204,167
Complete technology	3 years	1.8 years	1,517,683	592,936	924,747
Customer contracts / relationships	8 years	6.3 years	1,121,000	245,219	875,781
Technology in progress	Not Applicable	–	127,304	–	127,304
Software	5 years	4.3 years	155,004	14,027	140,977
Patent	10 years	9.8 years	2,441	60	2,381
Total at June 30, 2011			$3,413,432	$1,138,075	$2,275,357

The definite lived intangible assets consisted of the following at December 31, 2011:

Definite lived intangible assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.8 years	$490,000	$367,500	$122,500
Complete technology	3 years	1.3 years	1,517,683	845,883	671,800
Customer contracts / relationships	8 years	5.8 years	1,121,000	315,280	805,720
Technology in progress	Not Applicable	–	1,009,210	–	1,009,210
Software	5 years	3.8 years	160,575	28,896	131,679
Patent	10 years	9.3 years	11,513	175	11,338
Certification	3 years	2.8 years	23,770	1,981	21,789
Total at December 31, 2011			$4,333,751	$1,559,715	$2,774,036

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

We tested the long-lived assets for impairment as of June 30, 2011 by comparing the discounted cash flows of the assets to their carrying values and concluded that, as of June 30, 2011, no impairment existed.  As of December 31, 2011, we are not aware of any events or changes in circumstances following June 30, 2011 that would indicate that the long-lived assets are impaired.

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

Based on management’s assessment, management believes that the Company is more likely than not to fully realize our deferred tax assets.  As such, no valuation allowance has been established for the Company’s deferred tax assets. However, the Company may need to establish a valuation allowance should it continue to incur taxable losses.

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

As of December 31, 2011, we have no material unrecognized tax benefits. We recorded an income tax benefit of $332,658 and $508,658 for the three and six months ended December 31, 2011.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2011, net sales to our four largest customers accounted for 24%, 22%, 18% and 15% of our consolidated net sales and 68%, 0%, 0% and 14% of our accounts receivable balance as of December 31, 2011. In the same period in 2010, net sales from our two largest customers accounted for 55% and 15% of our consolidated net sales and 2% and 14% of our accounts receivable as of December 31, 2010.  No other individual customer accounted for more than ten percent of total net sales for the six months ended December 31, 2011 and 2010.

For the six months ended December 31, 2011, we purchased our wireless data products from two major manufacturing companies located in various parts of Asia. If any of these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the six months ended December 31, 2011, we purchased wireless data products from these suppliers in the amount of $3,598,862, or 89% of total purchases, and had related accounts payable of $1,446,015 as of December 31, 2011.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2011	June 30, 2011
Machinery and facility	$143,967	$143,967
Office equipment	281,084	271,508
Molds	284,645	284,645
Vehicle	9,843	9,843
	719,539	709,963
Less accumulated depreciation	(350,032)	(269,843)
Total	$369,507	$440,120

Depreciation expense associated with property and equipment was $81,522 and $69,757 for the six months ended December 31, 2011 and 2010, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	December 31, 2011	June 30, 2011
Accrued salaries, severance	$94,120	$231,917
Accrued vacations	97,905	66,143
Payroll deductions to pay	6,485	–
Other accrued liabilities	43,722	21,355
Total	$242,232	$319,415

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following at:

	December 31, 2011	June 30, 2011
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the remaining balance due September, 2011, which was extended to March 9, 2012.	$139,134	$139,134
Total	$139,134	$139,134

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

	Three Months ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income (loss) before non-controlling interests	$(675,037)	$2,403,183	$(1,408,619)	$3,365,836
Non-controlling interests in net loss (income) of subsidiary	186,847	(371,906)	467,845	(207,740)
Net income (loss)	$(488,190)	$2,031,277	$(940,774)	$3,158,096

Weighted-average shares of common stock outstanding:
Basic	11,837,559	11,977,808	11,834,788	12,717,023
Dilutive effect of common stock equivalents arising from stock options	213,365	172,957	213,365	172,957
Outstanding shares (diluted)	12,050,924	12,150,765	12,048,153	12,889,980

Basic earnings (loss) per share	$(0.04)	$0.17	$(0.08)	$0.25

Diluted earnings (loss) per share	$(0.04)	$0.17	$(0.08)	$0.25

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. In addition to monthly rent, the lease provided for periodic cost of living increases in the base rent and payment of common area costs. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576. Rent expense related to these operating leases was approximately $49,728 and $26,926 for the three months ended December 31, 2011 and 2010, respectively, and $87,073 and $53,852 for the six months ended December 31, 2011 and 2010, respectively.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $23,250 for each of the three months ended December 31, 2011 and 2010, respectively, and $46,500 and $31,000 for the six months ended December 31, 2011 and 2010, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on July 31, 2012 and September 30, 2012.  Rent expense related to these operating leases was $6,142 and $8,865 for the three and six months ended December 31, 2011, respectively. For the six months ended December 31, 2010, we leased two corporate housing facilities under non-cancelable operating leases that expired on May 31, 2011 and August 1, 2011.  Rent expense related to these operating leases was $6,876 and $13,062 for the three and six months ended December 31, 2010, respectively.

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

As of December 31, 2011, C-Motech owns 1,566,672 shares, or approximately 13%, of our Common Stock.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On August 16, 2011, Brandywine Communications Technologies, LLC filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division against one of our customers as one of several defendants.  The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 5,373,149. The Company provided device was purchased by the Company from one of our suppliers.  The supplier has been notified of the complaint and is evaluating this matter.  As of December 31, 2011, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We have filed a Motion to Dismiss and are waiting for the judge to rule on our motion. We intend to vigorously defend ourselves against these allegations.

On December 14, 2011 our officers and directors were named as defendants in an action filed by Sherman Capital Group LLC, Singer Children's Management Trust, David S. Oros, Milfam NG LLC and Lloyd I. Miller-Trust C in the Superior Court of the State of California for the County of San Diego.  The complaint seeks damages and declaratory relief for alleged breaches of fiduciary duty by our officers and directors in the management of the Company, as well as attorneys' fees. The complaint does not specify an amount of damages. We believe this action is without merit, and we intend to vigorously defend our officers and directors against these allegations. Our officers and directors are entitled to indemnity from the Company under the Company’s bylaws. We do not believe this action will have a material effect on the Company. On January 20, 2012 we filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California.  On January 27, 2012, we filed a Motion to Dismiss and a hearing has been scheduled for March 5, 2012.

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

We issued additional options in 2010 under the 2009 Plan.  The options granted in 2010 generally vest and become exercisable at the rate of between 33% and 100% per year with a life of ten years.  For the six months ended December 31, 2011, we did not issue any options under the plan.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and six months ended December 31, 2011 was $59,989 and $101,539, respectively, and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the three months ended December 31, 2011 was $0.

A summary of the status of our stock options is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2011	930,836	$1.40	7.2	$978,470
Granted	30,000	0.57	2.8	27,900
Exercised	(70,000)	(0.52)	-	-
Forfeited or Expired	(14,334)	(1.35)	-	-

Outstanding at December 31, 2011	876,502	$1.45	6.8	$46,425

Exercisable at December 31, 2011	651,832	$1.15	5.7	$230,675

Vested and Expected to Vest at December 31, 2011	651,832	$1.15	5.7	$230,675

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.50 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options of 846,502, which is outstanding at December 31, 2011, was $1.36 per share.

As of December 31, 2011, there was $252,141 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 0.8 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amounts of $360 and $6,661,415 from C-Motech, for the six months ended December 31, 2011 and 2010, respectively, and had related accounts payable of $0 and $466,290 as of December 31, 2011 and 2010, respectively.  As of December 31, 2011, C-Motech owns 1,566,672 shares, or 13.3%, of our Common Stock.

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

As of December 31, 2011, C-Motech owes us approximately $52,000, relating to the defense of an infringement claim.

NOTE 11 - SUBSEQUENT EVENTS

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) and 51.5% (48.5% is owned by non-controlling interests) as of December 31, 2011 and June 30, 2011, and 50.6% (49.4% was owned by non-controlling interests) prior to January, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated during the six months ended December 31, 2011 and 2010, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount is clearly identified and labeled.  There are no shares of the Company held by the subsidiaries as of December 31, 2011 or June 30, 2011.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, we recognize revenues from product sales upon shipment of the products to customers or when the products are received by the customers in accordance with the shipping or delivery terms. We provide a factory warranty for one year from the shipment date, which is covered by our vendors pursuant to purchase agreements.

Capitalized Product Development

Capitalized product development, noted as Technology In progress in the Intangible Assets table, includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, such costs are capitalized and amortized over a three year useful life of the products, using the straight-line method. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved, which generally occurs shortly before the products are released to manufacturing.  As of December 31, 2011 and 2010, capitalized product development costs were $1,009,210 and $0, respectively, and are included in intangible assets in our consolidated balance sheet.  During the three and six months ended December 31, 2011, we incurred $497,765 and $881,906 in capitalized product development costs, respectively. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

RESULT OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2011 and 2010, our statements of operations expressed as a percentage of sales:

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
Net Sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	79.0%		60.9%		77.9%		65.8%
Gross profit	21.0%		39.1%		22.1%		34.2%
Selling, general and administrative expenses	54.4%		16.0%		53.8%		16.9%
Income (loss) from operations	(33.4%	)	23.1%		(31.7%	)	17.3%
Other income (loss), net	(0.0%	)	(0.6%	)	0.5%		0.2%
Net income (loss) before income taxes	(33.4%	)	22.5%		(31.2%	)	17.5%
Income tax provision (benefit)	(11.0%	)	7.1%		(8.3%	)	7.0%
Net income (loss) before non-controlling interest	(22.4%	)	15.4%		(22.9%	)	10.5%
Non-controlling interest in net loss (income) of subsidiary	6.2%		(2.4%	)	7.6%		(0.6%	)
Net income (loss)	(16.2%	)	13.0%		(15.3%	)	9.9%

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

NET SALES - Net sales decreased by $12,570,312, or 80.7%, to $3,012,481 for the three months ended December 31, 2011 from $15,582,793 for the corresponding period of 2010.  For the three months ended December 31, 2011, net sales by geographic region, consisting of South America and the Caribbean, the United States and Asia were $13,200 (0.4% of net sales), $2,057,228 (68.3% of net sales), and $942,053 (31.3% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $5,061,375, or 99.7%, to $13,200 for the three months ended December 31, 2011 from $5,074,575 for the corresponding period of 2010.   The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to by timing of orders placed by a relatively small number of customers. In addition, some carrier customers in these regions are transitioning from CDMA to LTE or HSPA+ networks, which affected the quantity of CDMA related products that were sold during the three months ended December 31, 2011.  Net sales in the United States decreased by $8,156,751, or 79.9%, to $2,057,228 for the three months ended December 31, 2011, from $10,213,979 for the corresponding period of 2010. The decrease in net sales was due to several factors, including increased competition in the dual-mode (3G and 4G) USB modem market, as well as competition from other similar products, which negatively affected volume and price. Sales during the three months ended December, 2011 were also affected by delays in launching new products due to longer than expected schedules associated with design, testing and certification efforts.  Net sales in Asia increased by $647,814, or 220.2%, to $942,053 for the three months ended December 31, 2011 from $294,239 for the corresponding period of 2010. The increase in net sales was primarily due to the addition of a new customer in this region who purchased production quantities of the Company’s M600 dual-mode (3G and 4G) embedded module.

GROSS PROFIT – Gross profit decreased by $5,468,520, or 89.7%, to $631,247 for the three months ended December 31, 2011 from $6,099,767 for the corresponding period of 2010. The decrease was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 21.0% for the three months ended December 31, 2011 compared to 39.1% for the corresponding period of 2010.  The decrease in gross profit in terms of net sales percentage was due to variations in customer and product mix, which generally vary from quarter to quarter.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses decreased by $858,452, or 34.4%, to $1,638,762 for the three months ended December 31, 2011 from $2,497,214 for the corresponding period of 2010.  The decrease was primarily due to lower share-based compensation expense (a significant portion of the value of the options previously granted was expensed in prior periods), R&D expense (due to the amount of costs being expensed vs. capitalized) and other items including marketing and shipping expense (due to lower sales volumes).

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $93,958 to net other loss of ($180) for the three months ended December 31, 2011 from net other loss of ($94,138) for the corresponding period of 2010. The decrease in net other loss was primarily due to a favorable foreign currency translation adjustment relating to our Korea-based subsidiary FTI.

SIX MONTHS ENDED DECEMBER 31, 2011 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2010

NET SALES - Net sales decreased by $26,009,700, or 80.9%, to $6,135,935 for the six months ended December 31, 2011 from $32,145,635 for the corresponding period of 2010.  For the six months ended December 31, 2011, net sales by geographic region, consisting of South America and the Caribbean, the United States and Asia were $51,900 (0.8% of net sales), $4,435,735 (72.3% of net sales), and $1,648,300 (26.9% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $8,823,721, or 99.4%, to $51,900 for the six months ended December 31, 2011 from $8,875,621 for the corresponding period of 2010.   The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to by timing of orders placed by a relatively small number of customers. In addition, some carrier customers in these regions are transitioning from CDMA to LTE or HSPA+ networks, which affected the quantity of CDMA related products that were sold during the six months ended December 31, 2011.  Net sales in the United States decreased by $18,540,040, or 80.7%, to $4,435,735 for the six months ended December 31, 2011, from $22,975,775 for the corresponding period of 2010. The decrease in net sales was due to several factors, including increased competition in the dual-mode (3G and 4G) USB modem market, as well as competition from other similar products, which negatively affected volume and price. Sales during the three months ended December, 2011 were also affected by delays in launching new products due to longer than expected schedules associated with design, testing and certification efforts. Net sales in Asia increased by $1,354,061, or 460.2%, to $1,648,300 for the six months ended December 31, 2011 from $294,239 for the corresponding period of 2010. The increase in net sales was primarily due to the addition of a new customer in this region who purchased production quantities of the Company’s M600 dual-mode (3G and 4G) embedded module.

GROSS PROFIT – Gross profit decreased by $9,632,392, or 87.7%, to $1,357,194 for the six months ended December 31, 2011 from $10,989,586 for the corresponding period of 2010. The decrease was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 22.1% for the six months ended December 31, 2011 compared to 34.2% for the corresponding period of 2010.  The decrease in gross profit in terms of net sales percentage was due to variations in customer and product mix, which generally vary from quarter to quarter.

SELLING, GENERAL, AND ADMINISTRATIVE – Selling, general, and administrative expenses decreased by $2,145,633, or 39.4%, to $3,302,659 for the six months ended December 31, 2011 from $5,448,292 for the corresponding period of 2010.  The decrease was primarily due to lower sales commission expense, share-based compensation expense (a significant portion of the value of the options previously granted was expensed in prior periods), R&D expense (due to the amount of costs being expensed vs. capitalized) and other items including marketing and shipping expense (due to lower sales volumes).

OTHER INCOME (LOSS), NET - The net of other income (loss) decreased by $51,586 to $28,188 for the six months ended December 31, 2011 from $79,774 for the corresponding period of 2010. For the six months ended December 31, 2010, the net of other income (loss) included the gain on the sale of property and equipment of $212,184 by our Korea-based subsidiary, FTI, which was partially offset by other expenses. For the six months ended December 31, 2011, the net of other income (loss) included a favorable foreign currency translation adjustment relating to our Korea-based subsidiary FTI, but the resulting income was lower than the sale of property and equipment that took place during the corresponding period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand and cash flow from operations. We continue to invest in product development and have incurred losses, but we believe we will be able to fund our future cash requirements for operations from our cash available, operating cash flows, bank lines of credit and issuance of equity securities for the next twelve months.

OPERATING ACTIVITIES – Net cash provided by operating activities for the six months ended December 31, 2011 was $3,016,633, and net cash used in operating activities for the six months ended December 31, 2010 was $261,815.

The $3,016,633 in net cash provided by operating activities for the six months ended December 31, 2011 was primarily due to the decreases in accounts receivable and inventory of $4,582,036 and $683,277, respectively, which were partially offset by the decrease in accounts payable of $961,667 as well as the net loss and non-controlling interests of $940,774 and $467,845, respectively.  The $261,815 in net cash used in operating activities for the six months ended December 31, 2010 was primarily due to the increase in accounts receivable of $1,486,477 as well as decreases in accounts payable, income taxes payable, accrued liabilities and advance payments from customers of $1,306,550, $929,538, $369,980 and $303,385 respectively, which were partially offset by the favorable effect of net income and non-cash items including depreciation, amortization, share-based compensation expense and non-controlling interests.

INVESTING ACTIVITIES – Net cash used in investing activities for the six months ended December 31, 2011 was $931,519, and net cash provided by investing activities for the six months ended December 31, 2010 was $451,513.  The $931,519 in net cash used in investing activities for the six months ended December 31, 2011 was primarily due to the capitalization of product development costs of $881,906. We capitalize product development costs because such products are expected to be sold in future periods and provide economic benefit to the Company. The $451,513 in net cash provided by investing activities for the six months ended December 31, 2010 was primarily due to proceeds from the sale of property and equipment of $594,643.

FINANCING ACTIVITIES – Net cash provided by financing activities for the six months ended December 31, 2011 was $578,853, and net cash used in financing activities for the six months ended December 31, 2010 was $405,272. The $578,853 in net cash provided by financing activities for the six months ended December 31, 2011 was primarily due to the proceeds from the issuance of FTI common stock to new investors of $542,603.  The $405,272 in net cash used in financing activities for six months ended December 31, 2010 was primarily due to paying off the short and long-term borrowings associated with the building and land sold by FTI.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. In addition to monthly rent, the lease provided for periodic cost of living increases in the base rent and payment of common area costs. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576. Rent expense related to these operating leases was approximately $49,728 and $26,926 for the three months ended December 31, 2011 and 2010, respectively, and $87,073and $53,852 for the six months ended December 31, 2011 and 2010, respectively.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $23,250 for each of the three months ended December 31, 2011 and 2010, respectively, and $46,500 and $31,000 for the six months ended December 31, 2011 and 2010, respectively.

We lease two corporate housing facilities for our vendors and employees who travel under non-cancelable operating leases that expire on July 31, 2012 and September 30, 2012.  Rent expense related to these operating leases was $6,142 and $8,865 for the three and six months ended December 31, 2011, respectively. For the six months ended December 31, 2010, we leased two corporate housing facilities under non-cancelable operating leases that expired on May 31, 2011 and August 1, 2011.  Rent expense related to these operating leases was $6,876 and $13,062 for the three and six months ended December 31, 2010, respectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On August 16, 2011, Brandywine Communications Technologies, LLC filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division against one of our customers as one of several defendants.  The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 5,373,149. The Company provided device was purchased by the Company from one of our suppliers.  The supplier has been notified of the complaint and is evaluating this matter.  As of December 31, 2011, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We have filed a Motion to Dismiss and are waiting for the judge to rule on our motion. We intend to vigorously defend ourselves against these allegations.

On December 14, 2011 our officers and directors were named as defendants in an action filed by Sherman Capital Group LLC, Singer Children's Management Trust, David S. Oros, Milfam NG LLC and Lloyd I. Miller-Trust C in the Superior Court of the State of California for the County of San Diego.  The complaint seeks damages and declaratory relief for alleged breaches of fiduciary duty by our officers and directors in the management of the Company, as well as attorneys' fees. The complaint does not specify an amount of damages. We believe this action is without merit, and we intend to vigorously defend our officers and directors against these allegations. Our officers and directors are entitled to indemnity from the Company under the Company’s bylaws. We do not believe this action will have a material effect on the Company. On January 20, 2012 we filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California.  On January 27, 2012, we filed a Motion to Dismiss and a hearing has been scheduled for March 5, 2012.

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

ITEM 4. MINE SAFETY DISCLOSURES.

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

Dated: February 14, 2012