Form 10-Q
period 2012-03-31
FRANKLIN WIRELESS CORP
filed 2012-05-15
CIK 722572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 0-11616

FRANKLIN WIRELESS CORP.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3733534 (I.R.S. Employer Identification Number)
6205 Lusk Blvd., San Diego, California (Address of principal executive offices)	92121 (Zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The Registrant has 11,882,971 shares of common stock outstanding as of May 15, 2012.

FRANKLIN WIRELESS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

		Page

PART I – Financial Information

Item 1:	Consolidated Financial Statements (unaudited)	4
	Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011	4
	Consolidated Statements of Operations for the three months and nine months ended March 31, 2012 and 2011	5
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011	6
	Notes to Consolidated Financial Statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4:	Controls and Procedures	22

PART II – Other Information

Item 1:	Legal Proceedings	22
Item 1A:	Risk Factors	23
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3:	Defaults Upon Senior Securities	23
Item 4:	Mine Safety Disclosures	23
Item 5:	Other Information	23
Item 6:	Exhibits*	23

Signatures		24

EX-31.1 (CERTIFICATION)
EX-31.2 (CERTIFICATION)
EX-32.1 (CERTIFICATION)
EX-32.2 (CERTIFICATION)
XBRL Content

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
FRANKLIN WIRELESS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,605,526	$11,357,878
Accounts receivable	2,296,078	6,916,020
Inventories	161,297	934,636
Prepaid expenses and other current assets	45,085	24,918
Employee loan	35,156	–
Prepaid income taxes	101,498	88,261
Deferred tax assets, current	220,031	220,031
Advance payment to vendor	431,713	41,376
Total current assets	15,896,384	19,583,120
Property and equipment, net	343,867	440,120
Intangible assets, net	2,977,914	2,275,357
Deferred tax assets, non-current	2,221,577	1,459,119
Goodwill	273,285	273,285
Other assets	139,604	140,258
TOTAL ASSETS	$21,852,631	$24,171,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,028,604	$2,781,651
Advance payments from customers	5,576	15,507
Income taxes payable	–	121,362
Accrued liabilities	371,630	319,415
Marketing funds payable	1,633,806	1,633,806
Short-term borrowings	139,134	139,134
Total current liabilities	4,178,750	5,010,875
Other long-term liabilities	186,600	188,104
Total liabilities	4,365,350	5,198,979
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2012 and June 30, 2011	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,882,971 and 11,812,971 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	13,616	13,546
Additional paid-in capital	6,623,936	6,420,672
Retained earnings	11,952,101	13,527,435
Treasury stock, 1,803,684 shares	(1,873,065)	(1,873,065)
Non-controlling interests	742,061	900,874
Accumulated other comprehensive income (loss)	28,632	(17,182)
Total stockholders’ equity	17,487,281	18,972,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,852,631	$24,171,259

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales	$2,619,330	$9,440,087	$8,755,265	$41,585,722
Cost of goods sold	2,276,243	6,785,344	7,389,598	28,323,495
Gross profit	343,087	2,654,743	1,365,667	13,262,227

Operating expenses:
Selling, general, and administrative	1,459,051	1,939,191	4,427,096	7,005,380
Total operating expenses	1,459,051	1,939,191	4,427,096	7,005,380
Income (loss) from operations	(1,115,964)	715,552	(3,061,429)	6,256,847

Other income (loss), net:
Interest income	7,214	11,728	25,214	36,030
Gain from sale of property and equipment	–	–	–	212,303
Loss on disposal of property and equipment	–	–	(291)	(140,283)
Other income (loss), net	(12,380)	1,685,451	(1,901)	1,668,903
Total other income (loss), net	(5,166)	1,697,179	23,022	1,776,953
Net income (loss) before provision (benefit) for income taxes	(1,121,130)	2,412,731	(3,038,407)	8,033,800
Income tax provision (benefit)	(253,000)	1,000,159	(761,658)	3,255,392
Net income (loss) before non-controlling interests	(868,130)	1,412,572	(2,276,749)	4,778,408
Non-controlling interests in net loss (income) of subsidiary at 48.2%	233,570	–	701,415	–
Non-controlling interests in net loss of Subsidiary at 48.5%	–	109,982	–	109,982
Non-controlling interests in net income of Subsidiary at 49.4%	–	–	–	(207,740)
Net income (loss)	$(634,560)	$1,522,554	$(1,575,334)	$4,680,650

Basic earnings (loss) per share	$(0.05)	$0.13	$(0.13)	$0.41
Diluted earnings (loss) per share	$(0.05)	$0.13	$(0.13)	$0.40

Weighted average common shares outstanding – basic	11,882,971	11,890,729	11,850,790	11,453,902
Weighted average common shares outstanding – diluted	11,882,971	12,071,381	11,850,790	11,634,554

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,575,334)	$4,680,650
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-controlling interests	(701,415)	97,758
Gain on sale of property and equipment	–	(212,303)
Loss on disposal of property and equipment	291	140,283
Depreciation	121,638	109,220
Amortization of intangible assets	657,503	643,219
Write off of uncollectible accounts receivable	150,917	–
Share-based compensation	167,084	642,185
Increase (decrease) in cash due to change in:
Accounts receivable	4,469,024	(3,750,450)
Inventories	773,339	126,598
Prepaid expenses and other current assets	(20,168)	21,348
Prepaid income taxes	(13,237)	(109,649)
Employee Loan	(35,156)	–
Advance payment to vendor	(390,337)	390,889
Deferred tax assets	(762,458)	–
Other assets	654	49,954
Accounts payable	(753,047)	(2,317,525)
Advance payments from customers	(9,931)	(303,455)
Income taxes payable	(121,362)	(929,538)
Accrued liabilities	52,215	(468,780)
Marketing funds payable	–	356,487
Other liabilities	(1,504)	37,110
Net cash provided by (used in) operating activities	2,008,716	(795,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,675)	(81,732)
Payments for capitalized software and development costs	(1,321,141)	–
Purchases of intangible assets	(38,919)	(106,803)
Proceeds from sales of property and equipment	–	594,643
Investment in subsidiary	–	(26,655)
Net cash provided by (used in) investing activities	(1,385,735)	379,453

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowings	–	(173,511)
Payment of long-term borrowings	–	(231,761)
Purchase of treasury stock	–	(1,873,065)
Proceeds from exercise of stock options	36,250	–
Proceeds from subsidiary’s sale of stock to non-controlling shareholders	542,603	–
Net cash provided by (used in) financing activities	578,853	(2,278,337)
Effect of foreign currency translation on cash	45,814	25,687
Net increase (decrease) in cash and cash equivalents	1,247,648	(2,669,196)
Cash and cash equivalents, beginning of period	11,357,878	16,107,501
Cash and cash equivalents, end of period	$12,605,526	$13,438,305

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$6,405	$6,470
Income taxes	$143,774	$4,282,978

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) and 51.5% (48.5% is owned by non-controlling interests) as of March 31, 2012 and June 30, 2011, respectively, and 50.6% (49.4% was owned by non-controlling interests) prior to January, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

On July 1, 2011, we entered into a Convertible Bond Purchase Agreement with our Korea-based subsidiary, Franklin Technology Inc. (“FTI”). Under this agreement, we purchased a convertible bond from FTI with an original principal amount of $500,000 that bears interest at a rate of 5% per annum (with interest payable semi-annually) and matures on July 1, 2016. Pursuant to the terms of this agreement, upon conversion, the bond will convert into FTI Common Stock at a price of approximately $0.55 per share.  On August 11, 2011, we converted the full amount of the bond of $500,000 into 916,666 shares of FTI Common Stock at a price of approximately $0.55. Concurrent with the bond conversion, FTI raised $542,603 by issuing 853,328 shares of its common stock to new investors at a price of approximately $0.64 per share. As a result of these transactions, FTI’s total outstanding shares increased by 1,769,994 shares to 1,988,660 shares.  As of March 31, 2012, we own 1,029,332 shares, or 51.8% of the outstanding capital stock of FTI, with 48.2% owned by non-controlling interests.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2012	2011	2012	2011
United States	$2,184,064	$8,320,087	$6,619,799	$31,295,861
Caribbean and South America	26,774	1,095,550	78,674	9,971,171
Asia	408,492	24,450	2,056,792	318,690
Totals	$2,619,330	$9,440,087	$8,755,265	$41,585,722

Long-lived assets, net:	March 31, 2012	June 30, 2011
United States	$229,459	$93,434
Asia	3,092,322	2,622,043
Totals	$3,321,781	$2,715,477

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. This reclassification relates to amortization expense associated with capitalized product development previously reported as selling, general and administrative expense that has been reclassified to cost of goods sold for all periods presented. The amortization expense included in cost of goods sold for the three and nine months ended March 31, 2012 is $190,964 and $527,577, respectively, and $148,333 and $530,434 for the three and nine months ended March 31, 2011, respectively.  This reclassification does not affect previously reported net sales, net income (loss), earnings per share, or any portion of our consolidated balance sheets or consolidated statements of cash flow for any period presented.

Allowance for Doubtful Accounts

Based upon our review of our collection history associated with all significant outstanding invoices, we do not believe an allowance for doubtful accounts is necessary, as of March 31, 2012 and June 30, 2011.

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

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services are included in our cost of goods sold. Cost of goods sold also includes amortization expense associated with capitalized product development costs associated with complete technology.

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

Capitalized Product Development

Capitalized product development, noted as Technology in progress in the Intangible Assets table, includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, such costs are capitalized and amortized over the greater of the straight-line method using a three year useful life of the products commencing on the date that products are available for general release, or the ratio of actual sales to actual and estimated future sales. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved, which generally occurs shortly before the products are released to manufacturing.

As of March 31, 2012 and June 30, 2011, capitalized product development costs were $1,164,573 and $127,304, respectively, and are included in intangible assets in our consolidated balance sheet.  During the three and nine months ended March 31, 2012, we incurred $439,235 and $1,321,141 in capitalized product development costs, respectively. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses in the Statement of Operations, amounted to $24,656 and $44,010 for the three months ended March 31, 2012, and 2011, respectively, and $64,844 and $472,160 for the nine months ended March 31, 2012 and 2011, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company.  We may write down our inventory value for potential obsolescence and excess inventory.  However, at March 31, 2012, we believe our inventory needs no such reserves and have recorded no inventory reserves.

Property and Equipment

Property and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Machinery	6 years
Office equipment	5 years
Molds	3 years
Vehicles	5 years
Computers and software	5 years
Furniture and fixtures	7 years
Facilities	5 years

Intangible Assets

The definite lived intangible assets consisted of the following at June 30, 2011:

Definite lived intangible assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.3 years	$490,000	$285,833	$204,167
Complete technology	3 years	1.8 years	1,517,683	592,936	924,747
Customer contracts / relationships	8 years	6.3 years	1,121,000	245,219	875,781
Technology in progress	Not Applicable	–	127,304	–	127,304
Software	5 years	4.3 years	155,004	14,027	140,977
Patent	10 years	9.8 years	2,441	60	2,381
Total at June 30, 2011			$3,413,432	$1,138,075	$2,275,357

The definite lived intangible assets consisted of the following at March 31, 2012:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.6 years	$490,000	$408,333	$81,667
Complete technology	3 years	1.1 years	1,517,683	972,357	545,326
Complete technology	3 years	2.8 years	283,872	23,656	260,216
Customer contracts / relationships	8 years	5.6 years	1,121,000	350,312	770,688
Technology in progress	Not Applicable	–	1,164,573	–	1,164,573
Software	5 years	3.5 years	160,650	36,723	123,927
Patent	10 years	9.0 years	11,944	235	11,709
Certification	3 years	2.6 years	23,770	3,962	19,808
Total at March 31, 2012			$4,773,492	$1,795,578	$2,977,914

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

We tested the long-lived assets for impairment as of June 30, 2011 by comparing the discounted cash flows of the assets to their carrying values and concluded that, as of June 30, 2011, no impairment existed.  As of March 31, 2012, we are not aware of any events or changes in circumstances following June 30, 2011 that would indicate that the long-lived assets are impaired.

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

As of March 31, 2012, we have no material unrecognized tax benefits. We recorded an income tax benefit of $253,000 and $761,658 for the three and nine months ended March 31, 2012, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2012, net sales to our four largest customers accounted for 32%, 17%, 16% and 10% of our consolidated net sales and 74%, 0%, 0% and 0% of our accounts receivable balance as of March 31, 2012. In the same period in 2011, net sales from our two largest customers accounted for 61% and 14% of our consolidated net sales and 80% and 10% of our accounts receivable as of March 31, 2011.  No other individual customer accounted for more than ten percent of total net sales for the nine months ended March 31, 2012 and 2011.

For the nine months ended March 31, 2012, we purchased our wireless data products from two major manufacturing companies located in various parts of Asia. If any of these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the nine months ended March 31, 2012, we purchased wireless data products from these suppliers in the amount of $4,870,524, or 90% of total purchases, and had related accounts payable of $1,255,322 as of March 31, 2012.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income.  Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  This ASU is to be applied retrospectively.  For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, since compliance with the amendments is already permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, permits entities to determine first whether it is necessary to apply the traditional two-step goodwill impairment test, based on qualitative factors.  An entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step goodwill impairment test; an entity may resume performing the qualitative assessment in any subsequent period.  Also under the amendments, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year.  The ASU also includes examples of events and circumstances for an entity to consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which supersede the previous examples of events and circumstances that an entity should consider when testing goodwill for impairment between annual tests.  An entity having a reporting unit with a zero or negative carrying amount will also consider the revised list of factors in determining whether to perform the second step of the impairment test.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan, requires employers to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans, including disclosures regarding: significant multiemployer plans in which an employer participates, the plan names and identifying numbers; level of an employer’s participation in the significant multiemployer plans; financial health of the significant multiemployer plans; and nature of the employer commitments to the plan.  Using the Employer Identification Number, the plan name and, if applicable, the plan number, users of financial statements would be able to obtain additional information, including the funded status of the plan(s), from sources outside the financial statements such as the plan’s annual report (Form 5500).  For other plans for which users are unable to obtain additional publicly available information outside the employer’s financial statements, the amendments in this ASU require the employer to make additional disclosures about the plan, including: a description of the nature of the plan benefits; a qualitative description of the extent to which the employer could be responsible for the obligations of the plan; and other quantitative information, to the extent available, as of the most recent date available, to help users understand the financial information about the plan.  For public entities, the amendments in this ASU are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2012	June 30, 2011
Machinery and facility	$143,967	$143,967
Office equipment	283,255	271,508
Molds	296,950	284,645
Vehicle	9,843	9,843
	734,015	709,963
Less accumulated depreciation	(390,148)	(269,843)
Total	$343,867	$440,120

Depreciation expense associated with property and equipment was $121,638 and $109,220 for the nine months ended March 31, 2012 and 2011, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2012	June 30, 2011
Accrued salaries, severance	$214,810	$231,917
Accrued vacation	103,052	66,143
Payroll deductions payable	19,790	16,090
Other accrued liabilities	33,978	5,265
Total	$371,630	$319,415

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following at:

	March 31, 2012	June 30, 2011
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the remaining balance due September, 2011, which was extended to September 7, 2012.	$139,134	$139,134

Total	$139,134	$139,134

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share represent basic earnings (loss) per share adjusted to include the potentially dilutive effect of outstanding stock options. Because we have incurred a net loss for the three and nine months ended March 31, 2012, the effect of outstanding stock options is anti-dilutive, and there is no difference between basic loss per share and diluted loss per share for these periods. As of March 31, 2012 and 2011, the number of stock options not included in the computation of diluted net loss per share totaled 876,502 and 649,333, respectively. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income (loss) before non-controlling interests	$(868,130)	$1,412,572	$(2,276,749)	$4,778,408
Non-controlling interests in net loss (income) of subsidiary	233,570	109,982	701,415	(97,758)
Net income (loss)	$(634,560)	$1,522,554	$(1,575,334)	$4,680,650

Weighted-average shares of common stock outstanding:
Basic	11,882,971	11,890,729	11,850,790	11,453,902
Dilutive effect of common stock equivalents arising from stock options	-	180,652	-	180,652
Outstanding shares (diluted)	11,882,971	12,071,381	11,850,790	11,634,554
Basic earnings (loss) per share	$(0.05)	$0.13	$(0.13)	$0.41

Diluted earnings (loss) per share	$(0.05)	$0.13	$(0.13)	$0.40

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. In addition to monthly rent, the lease provided for periodic cost of living increases in the base rent and payment of common area costs. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576. Rent expense related to these operating leases was approximately $49,728 and $26,926 for the three months ended March 31, 2012 and 2011, respectively, and $136,801 and $80,778 for the nine months ended March 31, 2012 and 2011, respectively.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $23,250 for each of the three months ended March 31, 2012 and 2011, respectively, and $69,750 and $54,250 for the nine months ended March 31, 2012 and 2011, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on July 31, 2012 and September 30, 2012.  Rent expense related to these operating leases was $5,293 and $14,158 for the three and nine months ended March 31, 2012, respectively. For the nine months ended March 31, 2011, we leased two corporate housing facilities under non-cancelable operating leases that expired on May 31, 2011 and August 1, 2011.  Rent expense related to these operating leases was $6,876 and $19,938 for the three and nine months ended March 31, 2011, respectively.

Contingency

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000.  A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, which represented amounts owed to the Company by C-Motech for certain marketing funds as well as the settlement of a price dispute for products previously purchased by the Company from C-Motech.  Under the Agreement, the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed.  We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us.  We have attempted to tender payment for the shares without results, and as of the date of this filing, we are unable to determine whether or not this repurchase will take place.

As of March 31, 2012, C-Motech owns 1,566,672 shares, or approximately 13%, of our Common Stock.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On August 16, 2011, Brandywine Communications Technologies, LLC filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division against one of our customers as one of several defendants.  The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 5,373,149. The Company provided device was purchased by the Company from one of our suppliers.  The supplier has been notified of the complaint and is evaluating this matter.  As of March 31, 2012, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

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

On December 14, 2011 our officers and directors were named as defendants in an action filed by Sherman Capital Group LLC, Singer Children's Management Trust, David S. Oros, Milfam NG LLC and Lloyd I. Miller-Trust C in the Superior Court of the State of California for the County of San Diego.  The complaint seeks damages and declaratory relief for alleged breaches of fiduciary duty by our officers and directors in the management of the Company. The complaint does not specify an amount of damages. We believe this action is without merit, and we intend to vigorously defend our officers and directors against these allegations. Our officers and directors are entitled to indemnity from the Company under the Company’s bylaws. We do not believe this action will have a material effect on the Company. On January 20, 2012 we filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California.  Following several motions and filings submitted to the Court by both parties, we answered the complaint in the United States District Court on April 10, 2012 and an Early Neutral Evaluation Conference has been schedules for June 11, 2012.

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

We issued additional options in 2010 under the 2009 Plan.  The options granted in 2010 generally vest and become exercisable at the rate of between 33% and 100% per year with a life of ten years.  For the nine months ended March 31, 2012, we did not issue any options under the plan.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and nine months ended March 31, 2012 was $65,545 and $167,084, respectively, and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the three and nine months ended March 31, 2012 was $0.

A summary of the status of our stock options is presented below:

Options	Shares	Weighted-Average Exercise	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic

Outstanding at June 30, 2011	930,836	$1.40	7.2	$978,470
Granted	30,000	0.57	4.6	38,400
Exercised	(70,000)	(0.52)	-	-
Forfeited or Expired	(14,334)	(1.35)	-	-

Outstanding at March 31, 2012	876,502	$1.45	6.6	$353,201

Exercisable at March 31, 2012	687,499	$1.38	6.3	$324,099

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.85 as of March 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options of 876,502, which is outstanding at March 31, 2012, was $1.36 per share.

As of March 31, 2012, there was $186,596 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 0.7 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amounts of $360 and $6,661,415 from C-Motech, for the nine months ended March 31, 2012 and 2011, respectively, and had related accounts payable of $0 and $12,000 as of March 31, 2012 and 2011, respectively.  As of March 31, 2012, C-Motech owns 1,566,672 shares, or 13.3%, of our Common Stock.

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech included in treasury stock at March 31, 2011, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed.  We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us.  We have attempted to tender payment for the shares without results, and as of the date of this filing, we are unable to determine whether or not this repurchase will take place.

As of March 31, 2012, C-Motech owes us approximately $52,000, relating to the defense of an infringement claim.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) and 51.5% (48.5% is owned by non-controlling interests) as of March 31, 2012 and June 30, 2011, respectively, and 50.6% (49.4% was owned by non-controlling interests) prior to January, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. This reclassification relates to amortization expense associated with capitalized product development previously reported as selling, general and administrative expense that has been reclassified to cost of goods sold for all periods presented.  The amortization expense included in cost of goods sold for the three and nine months ended March 31, 2012 is $190,964 and $527,577, respectively, and $148,333 and $530,434 for the three and nine months ended March 31, 2011, respectively. This reclassification does not affect previously reported net sales, net income (loss), earnings per share, or any portion of our consolidated balance sheets or consolidated statements of cash flow for any period presented.

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

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services are included in our cost of goods sold. Cost of goods sold also includes amortization expense associated with capitalized product development costs associated with complete technology.

Capitalized Product Development

Capitalized product development, noted as Technology in progress in the Intangible Assets table, includes payroll, employee benefits, and other headcount-related expenses associated with product development. Once technological feasibility is reached, such costs are capitalized and amortized over the greater of the straight-line method using a three year useful life of the products commencing on the date that products are available for general release, or the ratio of actual sales to actual and estimated future sales. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved, which generally occurs shortly before the products are released to manufacturing.

As of March 31, 2012 and June 30, 2011, capitalized product development costs were $1,164,573 and $127,304, respectively, and are included in intangible assets in our consolidated balance sheet. During the three and nine months ended March 31, 2012, we incurred $439,235 and $1,321,141 in capitalized product development costs, respectively. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

RESULT OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2012 and 2011, our statements of operations expressed as a percentage of sales:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012		2011	2012		2011

Net Sales	100.0%		100.0%	100.0%		100.0%
Cost of goods sold	86.9%		71.9%	84.4%		68.1%
Gross profit	13.1%		28.1%	15.6%		31.9%
Selling, general and administrative expenses	55.7%		20.5%	50.6%		16.9%
Income (loss) from operations	(42.6%	)	7.6%	(35.0%	)	15.0%
Other income (loss), net	(0.2%	)	18.0%	0.3%		4.3%
Net income (loss) before income taxes	(42.8%	)	25.6%	(34.7%	)	19.3%
Income tax provision (benefit)	(9.7%	)	10.6%	(8.7%	)	7.8%
Net income (loss) before non-controlling interest	(33.1%	)	15.0%	(26.0%	)	11.5%
Non-controlling interest in net loss (income) of subsidiary	8.9%		1.1%	8.0%		(0.2%	)
Net income (loss)	(24.2%	)	16.1%	(18.0%	)	11.3%

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

NET SALES - Net sales decreased by $6,820,757, or 72.3%, to $2,619,330 for the three months ended March 31, 2012, from $9,440,087 for the corresponding period of 2011.  For the three months ended March 31, 2012, net sales by geographic region, consisting of South America and the Caribbean, the United States and Asia were $26,774 (1.0% of net sales), $2,184,064 (83.4% of net sales), and $408,492 (15.6% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $1,068,776, or 97.6%, to $26,774 for the three months ended March 31, 2012, from $1,095,550 for the corresponding period of 2011.   The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to by timing of orders placed by a relatively small number of customers. In addition, some carrier customers in these regions are transitioning from CDMA to LTE or HSPA+ networks, which affected the quantity of CDMA related products that were sold during the three months ended March 31, 2012.  Net sales in the United States decreased by $6,136,023, or 73.7%, to $2,184,064 for the three months ended March 31, 2012, from $8,320,087 for the corresponding period of 2011. The decrease in net sales was due to several factors, including increased competition in the dual-mode (3G and 4G) USB modem market, as well as competition from other similar products, which negatively affected volume and price. Sales during the three months ended March 31, 2012, were also affected by delays in launching new products due to longer than expected schedules associated with design, testing and certification efforts.  Net sales in Asia increased by $384,042, or 1,570.7%, to $408,492 for the three months ended March 31, 2012, from $24,450 for the corresponding period of 2011. The increase in net sales was primarily due to revenue generated from FTI, which typically varies from quarter to quarter.

GROSS PROFIT – Gross profit decreased by $2,311,656, or 87.1%, to $343,087 for the three months ended March 31, 2012, from $2,654,743 for the corresponding period of 2011. The decrease was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 13.1% for the three months ended March 31, 2012, compared to 28.1% for the corresponding period of 2011.  The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, which generally vary from quarter to quarter.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative expenses decreased by $480,140, or 24.8%, to $1,459,051 for the three months ended March 31, 2012, from $1,939,191 for the corresponding period of 2011.  The decrease was primarily due to lower sales commission expense, share-based compensation expense (a significant portion of the value of the options previously granted was expensed in prior periods), R&D expense (due to the amount of costs being expensed versus capitalized) and other items including marketing and shipping expense (due to lower sales volumes).

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $1,702,345 to ($5,166) for the three months ended March 31, 2012, from $1,697,179 for the corresponding period of 2011. The decrease in other income (loss), net was primarily due to the payment from C-Motech in the amount of $1,873,065, of which $1,581,457 was booked to other income for the period ended March 31, 2011, and represented amounts owed to the Company for certain marketing funds for products previously purchased by the Company from C-Motech.

NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO NINE MONTHS ENDED MARCH 31, 2011

NET SALES - Net sales decreased by $32,830,457, or 78.9%, to $8,755,265 for the nine months ended March 31, 2012, from $41,585,722 for the corresponding period of 2011.  For the nine months ended March 31, 2012, net sales by geographic region, consisting of South America and the Caribbean, the United States and Asia were $78,674 (0.9% of net sales), $6,619,799 (75.6% of net sales), and $2,056,792 (23.5% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $9,892,497, or 99.2%, to $78,674 for the nine months ended March 31, 2012, from $9,971,171 for the corresponding period of 2011.   The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to by timing of orders placed by a relatively small number of customers. In addition, some carrier customers in these regions are transitioning from CDMA to LTE or HSPA+ networks, which affected the quantity of CDMA related products that were sold during the nine months ended March 31, 2012.  Net sales in the United States decreased by $24,676,062, or 78.8%, to $6,619,799 for the nine months ended March 31, 2012, from $31,295,861 for the corresponding period of 2011. The decrease in net sales was due to several factors, including increased competition in the dual-mode (3G and 4G) USB modem market, as well as competition from other similar products, which negatively affected volume and price. Sales during the nine months ended March 31, 2012, were also affected by delays in launching new products due to longer than expected schedules associated with design, testing and certification efforts. Net sales in Asia increased by $1,738,102, or 545.4%, to $2,056,792 for the nine months ended March 31, 2012, from $318,690 for the corresponding period of 2011. The increase in net sales was primarily due to the addition of a new customer in this region who purchased production quantities of the Company’s M600 dual-mode (3G and 4G) embedded module as well as revenue generated from FTI, which typically varies from period to period.

GROSS PROFIT – Gross profit decreased by $11,896,560, or 89.7%, to $1,365,667 for the nine months ended March 31, 2012, from $13,262,227 for the corresponding period of 2011. The decrease was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 15.6% for the nine months ended March 31, 2012, compared to 31.9% for the corresponding period of 2011.  The decrease in gross profit in terms of net sales percentage was due to variations in customer and product mix, which generally vary from period to period.

SELLING, GENERAL, AND ADMINISTRATIVE – Selling, general, and administrative expenses decreased by $2,578,284, or 36.8%, to $4,427,096 for the nine months ended March 31, 2012, from $7,005,380 for the corresponding period of 2011.  The decrease was primarily due to lower sales commission expense, share-based compensation expense (a significant portion of the value of the options previously granted was expensed in prior periods), R&D expense (due to the amount of costs being expensed versus capitalized) and other items including marketing and shipping expense (due to lower sales volumes).

OTHER INCOME, NET - Other income, net decreased by $1,753,931 to $23,022 for the nine months ended March 31, 2012, from $1,776,953 for the corresponding period of 2011. For the nine months ended March 31, 2011, other income, net included the gain on the sale of property and equipment of $212,184 by our Korea-based subsidiary, FTI,  and the payment from C-Motech in the amount of $1,873,065, of which $1,581,457 was booked to other income.  The portion booked to other income represented amounts owed to the Company for certain marketing funds for products previously purchased by the Company from C-Motech for the nine months ended March 31, 2011.

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

OPERATING ACTIVITIES – Net cash provided by operating activities for the nine months ended March 31, 2012 was $2,008,716, and net cash used in operating activities for the nine months ended March 31, 2011 was $795,999.

The $2,008,716 in net cash provided by operating activities for the nine months ended March 31, 2012 was primarily due to the decreases in accounts receivable and inventory of $4,469,024 and $773,339, respectively, which were partially offset by the decrease in accounts payable of $753,047 as well as the net loss and non-controlling interests of $1,575,334 and $701,415, respectively. The $795,999 in net cash used in operating activities for the nine months ended March 31, 2011 was primarily due to the increase in accounts receivable of $3,750,450, as well as decreases in accounts payable, income taxes payable and accrued liabilities of $2,317,525, $929,538 and $468,780 respectively, which were partially offset by the favorable effect of net income of $4,680,650 as well as the decrease in advanced payments to vendor of $390,889, and the increase in marketing funds payable of $356,487.

INVESTING ACTIVITIES – Net cash used in investing activities for the nine months ended March 31, 2012 was $1,385,735, and net cash provided by investing activities for the nine months ended March 31, 2011 was $379,453.  The $1,385,735 in net cash used in investing activities for the nine months ended March 31, 2012 was primarily due to the capitalization of product development costs of $1,321,141. We capitalize product development costs because such products are expected to be sold in future periods and provide economic benefit to the Company.   The $379,453 in net cash provided by investing activities for the nine months ended March 31, 2011 was primarily due to proceeds from the sale of property and equipment of $594,643, which was partially offset by the purchase of intangible assets and property and equipment of $106,803 and $81,732, respectively.

FINANCING ACTIVITIES – Net cash provided by financing activities for the nine months ended March 31, 2012 was $578,853, and net cash used in financing activities for the nine months ended March 31, 2011 was $2,278,337. The $578,853 in net cash provided by financing activities for the nine months ended March 31, 2012 was primarily due to the proceeds from the issuance of FTI common stock to new investors of $542,603. The $2,278,337 in net cash used in financing activities for the nine months ended March 31, 2011 was $2,278,337, resulting primarily from the repurchase of our Common Stock from C-Motech in the amount of $1,873,065 as well as paying off the short-term and long-term borrowings associated with the building and land sold by FTI.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. In addition to monthly rent, the lease provided for periodic cost of living increases in the base rent and payment of common area costs. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576. Rent expense related to these operating leases was approximately $49,728 and $26,926 for the three months ended March 31, 2012 and 2011, respectively, and $136,801 and $80,778 for the nine months ended March 31, 2012 and 2011, respectively.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,750, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $23,250 for each of the three months ended March 31, 2012 and 2011, respectively, and $69,750 and $54,250 for the nine months ended March 31, 2012 and 2011, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on July 31, 2012 and September 30, 2012.  Rent expense related to these operating leases was $5,293 and $14,158 for the three and nine months ended March 31, 2012, respectively. For the nine months ended March 31, 2011, we leased two corporate housing facilities under non-cancelable operating leases that expired on May 31, 2011 and August 1, 2011.  Rent expense related to these operating leases was $6,876 and $19,938 for the three and nine months ended March 31, 2011, respectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.  On August 16, 2011, Brandywine Communications Technologies, LLC filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division against one of our customers as one of several defendants.  The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 5,373,149. The Company provided device was purchased by the Company from one of our suppliers.  The supplier has been notified of the complaint and is evaluating this matter.  As of March 31, 2012, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

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

On December 14, 2011 our officers and directors were named as defendants in an action filed by Sherman Capital Group LLC, Singer Children's Management Trust, David S. Oros, Milfam NG LLC and Lloyd I. Miller-Trust C in the Superior Court of the State of California for the County of San Diego.  The complaint seeks damages and declaratory relief for alleged breaches of fiduciary duty by our officers and directors in the management of the Company. The complaint does not specify an amount of damages. We believe this action is without merit, and we intend to vigorously defend our officers and directors against these allegations. Our officers and directors are entitled to indemnity from the Company under the Company’s bylaws. We do not believe this action will have a material effect on the Company. On January 20, 2012 we filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California.  Following several motions and filings submitted to the Court by both parties, we answered the complaint in the United States District Court on April 10, 2012 and an Early Neutral Evaluation Conference has been scheduled for June 11, 2012.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 28, 2011 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.”  You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report.  Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. There have been no material changes to the Company’s risk factors as discussed in the Annual Report.

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

Dated: May 15, 2012