Form 10-K
period 2012-06-30
FRANKLIN WIRELESS CORP
filed 2012-10-15
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 001-14891

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2011, as reported by The OTC Bulletin Board, was approximately $9,510,426.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 11,882,971 shares of common stock outstanding as of October 12, 2012.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2012 and fiscal 2011 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risk Factors." These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

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

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to South American and Caribbean as well as Asian countries.

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

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) and 51.5% (48.5% is owned by non-controlling interests), as of June 30, 2012 and June 30, 2011, respectively, and 50.6% (49.4% was owned by non-controlling interests) prior to January, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments.  We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.  We have one reportable segment, consisting of the sale of wireless access products. We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2012	2011
United States	$13,851,066	$34,799,764
Caribbean and South America	6,450,174	11,343,521
Asia	3,965,364	371,211
Totals	$24,266,604	$46,514,496

Long-lived assets, net:	June 30, 2012	June 30, 2011
United States	$706,065	$93,434
Asia	3,237,435	2,622,043
Totals	$3,943,500	$2,715,477

OUR PRODUCTS

We were the world’s first supplier of both CDMA EVDO Rev A and dual-mode (CDMA Rev A/WiMAX) Universal Serial Bus (USB) modems. Our mobile broadband and data products include a variety of wireless USB modems as well as Wi-Fi “hotspot” routers (which operate over WiMAX or CDMA networks) and embedded modules. Our products provide consumers with an easy and convenient way in which to wirelessly connect to the Internet from laptop or desktop computers. These high-speed devices support the viewing of web pages and sending and receiving email with large file attachments, as well as downloading pictures, videos and music content. Our products are based on widely deployed cellular technologies and operate across 3G and 4G networks including:

o	Code Division Multiple Access (“CDMA”) technology 1xEVDO – Evolution-Data Optimized technology in both Rev 0 and Rev A releases.
o	High Speed Packet Access (“HSPA”) based on the Universal Mobile Telecommunications System standard, sometimes referred to as Wideband Code Division Multiple Access (“WCDMA”) technology.
o	Worldwide Interoperability for Microwave Access (“WiMAX”) based on the IEEE 802.16 standard.
o	Long Term Evolution (LTE) 4G mobile broadband standard. The LTE specification provides downlink peak rates of at least 100 Mbps, uplink peak rates of at least 50 Mbps and radio access network (RAN) round-trip times of less than 10 milliseconds.

The following are representative selections of our current CDMA, HSPA, WiMax and LTE wireless data products:

USB MODEMS:

o	Dual-mode (3G and 4G) USB modems: These devices, when plugged into the Universal Serial Bus (USB) port of laptop or desktop computers, provide an easy and convenient way for consumers to connect to 3G or 4G wireless broadband networks.

o	Single-mode USB modems: Operate over a variety of networks including CDMA EVDO Rev A and HSPA.

STAND-ALONE MODEMS:

o	For Machine-to-Machine (“M2M”) and other vertical markets with a need for an Internet connection, such as a kiosk, vending machine or other remotely located assets, where cable or DSL services do not exist.

ROUTERS:

o	Hotspot Routers: Embedded Wi-Fi hotspot routers that operate over CDMA EVDO Rev A or WiMAX networks.

MODULES:

o	Embedded Modules: Includes single-mode devices that operate over CDMA EVDO Rev A or WiMAX networks and dual-mode (3G and 4G) devices whose primary market is original equipment manufacturers (OEMs) who seek a reliable embedded module solution for their wireless data applications.

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors located primarily in the United States, South America and the Caribbean regions, and Asia. Our USB modems are certified by Sprint, C-Spire Wireless and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

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

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2012, the manufacturing of our products was primarily contracted out to Samsung Electro-Mechanics (“Samsung”), located in South Korea, and other manufacturing companies located in various parts of Asia.

EMPLOYEES

As of June 30, 2012, we had 74 employees. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

 ITEM 1A:  RISK FACTORS.

The following risk factors do not purport to be a complete explanation of the risks involved in our business.

WE MAY NEED ADDITIONAL FINANCING DUE TO LIMITED RESOURCES.  Our financial resources are limited, and the amount of funding that is required to develop and commercialize our products and technologies is highly uncertain.  Adequate funds may not be available when needed or on terms satisfactory to us.  Lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our development and commercialization programs.  We may seek additional financing through the issuance of equity or convertible debt securities.  In such event, the percentage ownership of our stockholders would be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our Common Stock.  There can be no assurance that additional financing will be available on terms favorable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of desirable acquisition opportunities, develop or enhance services or products or respond to competitive pressures.  Such inability could have a materially adverse effect on our business, results of operations and financial conditions.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.  We depend on a small number of customers for a significant portion of our revenues.  For the year ended June 30, 2012, net revenues from one customer, Sprint/United Management Company, represented 39% of our consolidated net sales. We have a written agreement with this customer that governs the sale of products to it, but the agreement does not obligate it to purchase any quantity of products from us.  If this customer were to reduce its business with us, our revenues and profitability could materially decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the new lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $186,530 and $107,704 for the years ended June 30, 2012 and 2011, respectively. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,840, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $94,000 and $77,500 for the years ended June 30, 2012 and 2011, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 30, 2012 and July 31, 2013. Rent expense related to the operating leases was $19,408 and $25,422 for the years ended June 30, 2012 and 2011, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. On August 16, 2011, Brandywine Communications Technologies, LLC filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 5,373,149. The Company provided device was purchased by the Company from one of our suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of June 30, 2012, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference has been scheduled for October 31, 2012. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

On December 14, 2011 our officers and directors were named as defendants in an action filed by Sherman Capital Group LLC, Singer Children's Management Trust, David S. Oros, Milfam NG LLC and Lloyd I. Miller-Trust C (the “Sherman Group”) in the Superior Court of the State of California for the County of San Diego.  The complaint seeks damages and declaratory relief for alleged breaches of fiduciary duty by our officers and directors in the management of the Company. The complaint does not specify an amount of damages. Our officers and directors are entitled to indemnity from the Company under the Company’s bylaws. On January 20, 2012 we filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. Following several motions and filings submitted to the Court by both parties, we answered the complaint in the United States District Court on April 10, 2012 and an Early Neutral Evaluation Conference took place on June 11, 2012.

On October 3, 2012, the U.S. District Court for the Southern District of California issued an Order approving the voluntary dismissal, with prejudice, of the action filed by the Sherman Group.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the OTC Bulletin Board under the trading symbol "FKWL." The following table sets forth the range of high and low bid quotations per share for the Common Stock as reported during the years ending June 30, 2012 and 2011. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

	High	Low
Year Ended June 30, 2012
First Quarter	$2.51	$1.45
Second Quarter	$1.60	$1.11
Third Quarter	$2.00	$1.30
Fourth Quarter	$1.90	$1.30

Year Ended June 30, 2011
First Quarter	$2.06	$1.65
Second Quarter	$2.84	$1.90
Third Quarter	$3.03	$2.20
Fourth Quarter	$3.09	$2.25

We have one class of common stock.  As of June 30, 2012, we had 747 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, it is impossible to estimate the total number of beneficial holders represented by these record holders.

DIVIDENDS

We have never declared or paid any dividends on our Common Stock.  We currently intend to retain all available funds for use in the operation and development of our business and, therefore, and do not expect to declare or pay any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,328,170	$1.14	671,830

Equity compensation plans not approved by security holders	–	N/A	–

Total	1,328,170	$1.14	671,830

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to include this item.

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

We market and sell our products through two channels: directly to wireless operators, and indirectly through strategic partners and distributors.  Our global customer base extends primarily from the United States to South American and Caribbean countries.  Our USB modems are certified by Sprint, C-Spire Wireless and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) and 51.5% (48.5% is owned by non-controlling interests) as of June 30, 2012 and June 30, 2011, respectively, and 50.6% (49.4% was owned by non-controlling interests) prior to January, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by the subsidiaries as of June 30, 2012 or June 30, 2011.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2012	2011
United States	$13,851,066	$34,799,764
Caribbean and South America	6,450,174	11,343,521
Asia	3,965,364	371,211
Totals	$24,266,604	$46,514,496

Long-lived assets, net:	June 30, 2012	June 30, 2011
United States	$706,065	$93,434
Asia	3,237,435	2,622,043
Totals	$3,943,500	$2,715,477

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. This reclassification relates to amortization expense associated with capitalized product development previously reported as selling, general and administrative expense that has been reclassified to cost of goods sold for all periods presented. The amortization expense included in cost of goods sold for the years ended June 30, 2012 and 2011 is $716,180 and $714,082, respectively. This reclassification does not affect previously reported net sales, net income (loss), earnings per share, or any portion of our consolidated balance sheets or consolidated statements of cash flow for any period presented.

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

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were approximately $1,360,000 and $2,450,000 for the years ended June 30, 2012 and June 30, 2011, respectively.

Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20.  Our products contain embedded software internally developed by FTI which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table, in Note 2 to Notes to Financial Statements) include payroll, employee benefits, and other headcount-related expenses associated with product development. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the greater of straight-line amortization or the ratio of the current gross revenues to the current and anticipated future gross revenues. The amortization begins when the products are available for general release to the Company’s customers.

As of June 30, 2012 and June 30, 2011, capitalized product development costs in progress were $1,258,500 and $127,304, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2012, we incurred $1,412,910 in capitalized product development costs in progress and transferred $281,714 to complete technology following the completion of certain product development efforts. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill and certain intangible assets are recorded in connection with the FTI acquisition and are accounted for in accordance with ASC Topic 805, “Business Combinations.”  Goodwill represents excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Indefinite-lived Intangible assets and goodwill are accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other” (formerly SFAS No. 142, Goodwill and Other Intangibles) which does not permit the amortization of goodwill. Rather, these items must be tested for impairment annually and when events occur or circumstances change that would indicate the carrying amount may be impaired. Goodwill is recorded as the excess of purchase price over the fair value of the identifiable net assets acquired.

Our valuation methodology for assessing impairment, using both the discounted cash flows approach and the market approach, requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Our annual impairment review performed on June 30, 2012 did not indicate that goodwill was impaired.

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

We tested the long-lived assets for impairment as of June 30, 2012 by comparing the discounted cash flows of the assets to their carrying values and concluded that, as of June 30, 2012, no impairment existed.

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary as of June 30, 2012. As of June 30, 2012, we have federal and state net operating loss carryforwards of approximately $4.4 million and $1.7 million, which expire through 2023 and 2017, respectively. The utilization of net operating loss carryforwards may be subject to limitations under the provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted, since compliance with the amendments is already permitted. We have adopted this guidance and note that it does not have any material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits entities to determine first whether it is necessary to apply the traditional two-step goodwill impairment test, based on qualitative factors. An entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step goodwill impairment test; an entity may resume performing the qualitative assessment in any subsequent period. Also under the amendments, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year. The ASU also includes examples of events and circumstances for an entity to consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which supersede the previous examples of events and circumstances that an entity should consider when testing goodwill for impairment between annual tests. An entity having a reporting unit with a zero or negative carrying amount will also consider the revised list of factors in determining whether to perform the second step of the impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We have adopted this guidance and note that it does not have any material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2012, 2011 and 2010, our statements of operations including data expressed as a percentage of sales:

	Year Ended June 30,
	2012	2011	2010
	(as a percentage of sales)

Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	78.5%	69.2%	86.4%
Gross profit	21.5%	30.8%	13.6%
Selling, general and administrative expenses (including research and development)	30.8%	18.6%	6.0%
Income (loss) from operations	(9.3%)	12.2%	7.6%
Other (loss) income, net	0.5%	4.4%	(0.1%)
Net income (loss) before income taxes	(8.8%)	16.6%	7.5%
Income tax provision (benefit)	(5.0%)	7.2%	2.9%
Net income (loss)	(3.8%)	9.4%	4.6%
Non-controlling interest in net loss of subsidiary	3.3%	0.4%	0.1%
Net income (loss) attributable to parent company	(0.5%)	9.8%	4.7%

YEAR ENDED JUNE 30, 2012 COMPARED TO YEAR ENDED JUNE 30, 2011

NET SALES - Net sales decreased by $22,247,892, or 47.8%, to $24,266,604 for the year ended June 30, 2012 from $46,514,496 for the corresponding period of 2011.  For the year ended June 30, 2012, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia were $6,450,174 (26.6% of net sales), $13,851,066 (57.1% of net sales), and $3,965,364 (16.3% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $4,893,347, or 43.1%, to $6,450,174 for the year ended June 30, 2012, from $11,343,521 for the corresponding period of 2011.   The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to by timing of orders placed by a relatively small number of customers. In addition, some carrier customers in these regions are transitioning from CDMA to LTE or HSPA+ networks, which affected the quantity of CDMA related products that were sold during the year ended June 30, 2012. Net sales in the United States decreased by $20,948,698, or 60.2%, to $13,851,066 for the year ended June 30, 2012, from $34,799,764 for the corresponding period of 2011. The decrease in net sales was due to several factors, including increased competition in the dual-mode (3G and 4G) USB modem market, as well as competition from other similar products, which negatively affected volume and price. Sales during the year ended June 30, 2012, were also affected by delays in launching new products. During the year ended June 30, 2012 the Company was developing new products that are expected to be released during the first half of fiscal 2013. Net sales in Asia increased by $3,593,953, or 968.2%, to $3,965,164 for the year ended June 30, 2012, from $371,211 for the corresponding period of 2011. The increase in net sales was primarily due to the addition of a new customer in this region which purchased production quantities of the Company’s M600 dual-mode (3G and 4G) embedded modules as well as other product and component sales generated by FTI.

GROSS PROFIT – Gross profit decreased by $9,115,991, or 63.6%, to $5,228,258 for the year ended June 30 2012, from $14,344,249 for the corresponding period of 2011. The decrease was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 21.5% for the year ended June 30, 2012, compared to 30.8% for the corresponding period of 2011.  The decrease in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period. In addition, because certain fixed costs relating to amortization of intangible assets are included in cost of goods sold, the gross profit for the year ending June 30, 2012 was negatively affected by this due to lower net sales compared to the year ending June 30, 2011.

OPERATING EXPENSES – Operating expenses decreased by $1,205,504, or 13.8%, to $7,485,670 for the year ended June 30, 2012, from $8,691,174 for the corresponding period of 2011.  The decrease was primarily due to lower share-based compensation expense (a significant portion of the value of the options previously granted was expensed in prior periods), a decrease of $576,236, research and development expense (due to the amount of costs being expensed versus capitalized) and other items including marketing and shipping expense (due to lower sales volumes). Operating expenses for the year ended June 30, 2012 included $440,000 relating to the premium paid on the repurchase of Company stock that took place on September 27, 2012. The premium was the difference between the $1.84 paid to repurchase the shares and $1.55 which was the market price of our shares on September 19, 2012, the effective date of the agreement to repurchase the shares.

OTHER INCOME (LOSS), NET – Other income (loss), net decreased by $1,920,382 to $123,715 for the year ended June 30, 2012, from $2,044,097 for the corresponding period of 2011. For the year ended June 30, 2011, other income (loss), net included the payment from C-Motech in the amount of $1,873,065, of which $1,581,457 was classified as other income. The portion classified as other income represented amounts owed to the Company for certain marketing funds for products previously purchased by the Company from C-Motech for the year ended June 30, 2011. In addition, other income (loss), net for the year ended June 30, 2011 included the gain on the sale of property and equipment of $212,303 by our Korea-based subsidiary, FTI.

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

GROSS PROFIT – Gross profit increased by $484,213, or 3.5%, to $14,344,249 for the year ended June 30, 2011 from $13,860,036 for the corresponding period of 2010.   The increase was primarily due to a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) which, despite the decrease in net sales, resulted in an increase in gross profit.

The gross profit in terms of net sales percentage was 30.8% for the year ended June 30, 2011, compared to 13.6% for the corresponding period of 2010.  The increase in gross profit in terms of net sales for the year ended June 30, 2011 was due to several factors including a higher proportion of products supplied by our subsidiary FTI (vs. third party suppliers) as well as the overall product and customer mix, which vary from year to year.

OPERATING EXPENSES - Operating expenses increased by $2,497,230, or 40.3%, to $8,691,174 for the year ended June 30, 2011 from $6,193,944 for the corresponding period of 2010.  The increase was primarily due to the consolidation of the FTI expenses (which began in the second quarter of fiscal 2010), as well as increases in expense related to the amortization of intangible assets, payroll expense (due to headcount growth), commissions paid to third parties, research and development expense (due to the amount of costs being expensed vs. capitalized), shipping and handling expense (due to a higher proportion of products supplied by FTI vs. third party suppliers who generally pay most or all of the shipping costs) and share-based compensation expense (due to additional options granted toward the end of fiscal 2010).

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $2,129,121 to $2,044,097 for the year ended June 30, 2011 from ($85,024) for the corresponding period of 2010. The increase was primarily due to the payment from C-Motech in the amount of $1,873,065, of which $1,581,457 was recorded as other income. The portion was recorded as other income represented amounts owed to the Company for certain marketing funds for products previously purchased by the Company from C-Motech. The remainder of the increase was primarily due to the gain on the sale of property and equipment by FTI in the amount of $212,303.

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

OPERATING ACTIVITIES – Net cash used in operating activities for the years ended June 30, 2012 and 2011 was $269,956 and $2,822,939, respectively.  The $269,956 in net cash used in operating activities for the year ended June 30, 2012 was primarily due to the increases in accounts receivable and inventory of $6,456,811 and $812,241, respectively. These amounts were partially offset by the increase in accounts payable of $7, 294,570. The increase in inventory for the year ended June 30, 2012, was due mainly to products in transit to customers.

The $2,822,939 in net cash used in operating activities for the year ended June 30, 2011 was primarily due to the increases in accounts receivable and inventory of $3,797,266 and $737,006 respectively, as well as decreases in accounts payable, income taxes payable, accrued liabilities and advance payment from customers of $3,636,104, $808,176, $412,750 and $293,493 respectively, which were partially offset by the favorable effect of net income of $4,545,529 as well as the decrease in advance payments to a vendor of $416,658.

INVESTING ACTIVITIES – Net cash used in investing activities for the year ended June 30, 2012 was $2,284,849, and net cash provided by investing activities for the year ended June 30, 2011 was $164,879. The $2,284,849 in net cash used in investing activities for the year ended June 30, 2012 was primarily due to the capitalization of product development costs and purchases of intangible assets of $1,412,910 and $719,727, respectively. We capitalize product development costs because such products are expected to be sold in future periods and provide economic benefit to the Company.  The $164,879 in net cash provided by investing activities for the year ended June 30, 2011 was primarily due to proceeds from the sale of property and equipment of $569,328, which was partially offset by the purchases of intangible assets and property and equipment of $157,446 and $119,699, respectively as well as capitalized product development of $127,304.

FINANCING ACTIVITIES – Net cash provided by financing activities for the year ended June 30, 2012 was $578,853, and net cash used in financing activities for the years ended June 30, 2011 was $2,075,983. The $578,853 in net cash provided by financing activities for the year ended June 30, 2012 was primarily due to the proceeds from the issuance of FTI common stock to new investors of $542,603. The $2,075,983 in net cash used in financing activities for the year ended June 30, 2011 was primarily due to the repurchase of our Common Stock from C-Motech in the amount of $1,873,065 as well as paying off the short-term and long-term borrowings of $405,272 associated with the building and land sold by FTI, which were partially offset by the proceeds from short-term borrowings of $139,134 and the exercise of employee stock options of $63,220.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2012, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
	2013	2014	2015	2016	2017	Total
Leases	$228,287	$209,383	$216,174	$36,218	$-	$690,062
Borrowings from banks	139,134	-	-	-	-	139,134
Total	$367,421	$209,383	$216,174	$36,218	$-	$829,196

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and we are unable to determine whether or not this repurchase will take place.

LEASES

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the new lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $186,530 and $107,704 for the years ended June 30, 2012 and 2011, respectively. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,840, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $94,000 and $77,500 for the years ended June 30, 2012 and 2011, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 30, 2012 and July 31, 2013. Rent expense related to the operating leases was $19,408 and $25,422 for the years ended June 30, 2012 and 2011, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

None.

FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

For the next twelve months, we may incur in excess of $5.0 million for capital expenditures, software licenses and for testing and certifying new products. On September 27, 2012, we completed the repurchase of 1,538,602 shares of our Common Stock from the members of the Sherman Group for a purchase price of $2,831,028, or $1.84 per share.

We believe we will be able to fund our future cash requirements for operations from our cash available, operating cash flows, bank lines of credit and issuance of equity securities.  We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures.  However, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital if we are unable to generate sufficient cash flow from operations to fund the continued expansion of our sales and to satisfy the related working capital requirements for the next twelve months.  Our ability to satisfy such obligations also depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control.  See Item 1A, “Risk Factors” included in this report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fiscal year ended June 30, 2012.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in InternalControl—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2012.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2012.

Name	Age	Position
OC Kim	48	President, Acting Chief Financial Officer, Secretary and a Director
Gary Nelson	72	Chairman of the Board and a Director
Joon Won Jyoung	70	Director
Johnathan Chee	49	Director
Benjamin Chung	37	Director
Yun J. (David) Lee	51	Chief Operating Officer

OC Kim has been our President, Acting Chief Financial Officer, Secretary and a director since September 2003. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 24 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea.

We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

Gary Nelson has been a director since September 2003. Mr. Nelson was an early investor in Franklin Telecommunications Corp. in the 1980’s and served as a director from 2001 up until the company’s merger with Accetio Inc. in September 2003, at which time the company was renamed Franklin Wireless Corp. Following the merger, Mr. Nelson became a director and ultimately Chairman of the Board of Franklin Wireless Corp. He is co-founder and current President of Churchill Mortgage Corporation, an income property mortgage banking firm based in Los Angeles, California, which is a loan correspondent for major life insurance companies and other financial institutions. The Churchill portfolio consists of approximately $2 billion in loans. In addition, Mr. Nelson is the Chief Operating Office of Churchill Mortgage Capital, which is the loan origination arm of Churchill Mortgage Corporation. Mr. Nelson’s prior experience includes various marketing positions with Control Data Corporation and design engineering positions with North American Aviation where he worked on the Apollo Project.  He holds a B.S. in Mechanical Engineering from Kansas State University and an MBA from the University of Southern California.

We believe that Mr. Nelson’s qualifications to serve as a director of the Company include his many years of business, operational and management experience including his current position as President of Churchill Mortgage Corporation.  In addition, Mr. Nelson has served as a director of the Company for nine years, and brings a valuable historical perspective on the development of the Company’s business and its leadership.

Joon Won Jyoung has been a director since September 2009.  He has been an active investor since 1997 and made early investments in Sewon Telecom, Telson Electronics and Pantech, three leading telecommunications companies based in Korea. From 2001 to 2007, Mr. Jyoung served as a director and Treasurer for Sewon Telecom. From 1992 to 1996, he served as President of Sneakers Classic Ltd., and from 1987 to 1991, he was Chairman of Empire State Bank in New York.  From 1972 to 1982, he was Chairman of Downtown Mart, a distribution company in New York and Virginia. He holds a B.S. in Mathematics from Seoul National University and an M.S. in Statistics from the University of Connecticut.

We believe Mr. Jyoung’s qualifications to serve as a director of the Company include his extensive management experience in a diverse range of industries as well as his broad experience in international business matters.  Mr. Jyoung’s background and experience allow him to provide the Company’s Board of Directors with valuable knowledge and insight.

Johnathan Chee has been a director since September 2009.  He is an attorney and has owned the Law Offices of Johnathan Chee, in Niles, Illinois, since August 2007. Mr. Chee has represented clients in various business dealings and negotiations with Ameritech, SBC, Sprint and several wireless carriers in Latin America. Between 1998 and 2007, he served as an attorney with the C&S Law Group, P.C., in Glenview, Illinois. He holds a B.A. from the University of Illinois-Chicago and a J.D. from IIT Chicago-Kent College of Law. He is a member of the Illinois Bar Association.

We believe Mr. Chee’s qualifications to serve as a director of the Company include his experience as a business attorney that allow him to provide the Company’s Board of Directors with valuable knowledge of legal matters that may affect the Company.

Benjamin Chung has been a director since November 2011. He is a Certified Public Accountant and an experienced finance and accounting executive whose client base includes several telecommunications companies. He is currently a Partner in the accounting firm of Simon & Edward, LLP.  Between September 2010 and July 2011 he served as International Controller for American Apparel, Inc., a publicly traded company. He served as an Audit Senior Manager in the accounting firm of BDO USA, LLP from October 2007 to August 2010 and completed an 18 month international rotation at BDO Daejoo Korea where he was promoted to an Audit Partner. Prior to BDO, he was the Director of Internal Audit for Big 5 Sporting Goods Corporation, a publicly traded company, from January 2006 to October 2007.  He holds a B.S. in Business Administration from California State Polytechnic University, Pomona.

We believe Mr. Chung’s qualifications to serve as a director of the Company include his experience as a certified public accountant and as controller for public companies, which will allow him to provide the Company’s Board of Directors with valuable knowledge of financial and accounting matters that may affect the Company.

Yun J. (David) Lee has been the Chief Operating Officer since September 2008. Mr. Lee has eighteen years of upper level management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining the Company, he was President of Ace Electronics, and served as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.

We believe Mr. Lee’s qualifications to serve as the Chief Operating Officer of the Company include his extensive business, operational, and sales experience in the wireless industry. Mr. Lee’s background and experience allow him to provide the Company with valuable knowledge and insight.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2012 were complied with.

CODE OF ETHICS

The Board of Directors has adopted a Code of Ethics, which is applicable to all of our employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   The Code of Ethics covers all areas of professional conduct, including honest and ethical conduct, conflicts of interest, compliance with laws, disclosure obligation, and accountability for adherence to this Code.

CORPORATE GOVERNANCE

During fiscal 2012, the Board of Directors held seven meetings. Each director attended all of the meetings except for Messrs. Jyoung and Chung, who each attended four of the seven meetings. With respect to Mr. Chung, one of the meetings took place prior to his appointment to the Board of Directors. The Board of Directors has an Audit Committee made up of Messrs. Chung (committee chair) and Nelson and a Compensation Committee made up of Messrs. Nelson (committee chair) and Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2012 and 2011 to our President and Acting Chief Financial Officer and our Chief Operating Officer (The "Named Executive Officers").

Name and Principal Position	Fiscal Year		Salary ($)		Bonus ($)		Option Awards($) (1)		All Other Compensation($)		Total($)
OC Kim, President and Acting Chief Financial Officer	2011 2012	$ $	181,668 200,000	$ $	72,000 25,000	$ $	– 2,000	(2)	– –	$ $	253,668 227,000

Yun J. (David) Lee, Chief Operating Officer	2011 2012	$ $	144,820 170,000		$60,000		$–		–		$204,820
	2012		$170,000		$25,000		$1,000	(2)	–		$196,000

(1)  Represents the dollar amount recognized for financial statement report purposes with respect to the fiscal year in accordance with ASC 718 “Compensation – Stock Compensation”.   (2) Represents the dollar amount recognized for an additional compensation cost for the incremental value of the new options measured as the excess of the fair value over the original options immediately before its terms are modified. Please see "NOTE 12. LONG-TERM INCENTIVE PLAN AWARDS," to our financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of June 30, 2012.  The only outstanding equity awards are stock options.  No options were granted to the Named Executive Officers during the 2012 fiscal year. Most of options granted to our Named Executive Officers during the 2010 fiscal year vest over a one year period and have ten-year terms, subject to earlier termination on the occurrence of certain events related to termination of employment.  In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Options Awards
Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
OC Kim	200,000	(1)	$1.47	06/15/2017	200,000	$267,671
	97,500	(2)	$0.495	06/11/2013	-	-
Yun J. (David) Lee	100,000	(3)	$1.34	06/15/2022	100,000	$133,999
	100,000	(4)	$0.45	06/11/2014	-	-
	25,000	(5)	$0.45	06/11/2014	-	-

(1)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a five-year term. On June 15, 2012, the option previously granted on April 19, 2010 for 200,000 shares with an exercise price of $2.07 per share was canceled and a new option was granted for 200,000 shares with an exercise price of $1.47 per share.
(2)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a four-year term.
(3)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a ten-year term. On June 15, 2012, the option previously granted on April 19, 2010 for 100,000 shares with an exercise price of $2.07 per share was canceled and a new option was granted for 100,000 shares with an exercise price of $1.34 per share.

(4)	The option vests and is exercisable over two years as follows, and has a five-year term:

i.	50% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	25% of the shares underlying the option vest eighteen months following the date of the grant.
iii.	25% of the shares underlying the option vest on the second anniversary of the date of the grant.

(5)	The options vest and are exercisable in full on the first anniversary of the date of grant and have a five-year term.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. There is no established policy for the payment of fees or other compensation to any of the members of our Board of Directors. During fiscal 2012, 120,000 shares of non-qualified stock options were granted to our directors which vest over two years and have five-year terms. The following table presents the outstanding equity awards held by each of the named directors as of June 30, 2012.

Options Awards
Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
Gary Nelson	30,000	(2)	$1.34	06/15/2017	30,000	$38,045
Joon Won Jyoung	15,000	(1)	$0.57	10/28/2016	-	-
	30,000	(2)	$1.34	06/15/2017	30,000	$38,045
Johnathan Chee	15,000	(1)	$0.57	10/28/2016	-	-
	30,000	(2)	$1.34	06/15/2017	30,000	$38,045
Benjamin Chung	30,000	(2)	$1.34	06/15/2017	30,000	$38,045

(1)	The options vest and are exercisable in full on the six month anniversary of the date of the grant and have a five-year term.
(2)	The options vest and are exercisable over two years as follows, and have a five-year term:

i.	50% of the shares underlying the option vest on the one year anniversary of the date of the grant.
ii.	50% of the shares underlying the option vest on the two year anniversary of the date of the grant.

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

COMPENSATION DISCUSSION AND ANALYSIS

GENERAL PHILOSOPHY - We compensate our executive officers through a mix of base salary, incentive compensation and stock options. Our compensation policies are designed to be competitive with comparable employers and to align management’s incentives with both near term and long-term interests of our stockholders. We use informal methods of benchmarking our executive compensation, based on the experience of our directors or, in some cases, studies of industry standards. Our compensation is negotiated on a case by case basis, with attention being given to the amount of compensation necessary to make a competitive offer and the relative compensation among our executive officers.

BASE SALARIES - We want to provide our senior management with a level of cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments.

INCENTIVE COMPENSATION - Our practice is to award cash bonuses based upon performance objectives set by the Board of Directors. We maintain a bonus plan which provides our executive officers and non-executive officers the ability to earn cash bonuses based on the achievement of performance targets. The performance targets are set annually by the Board of Directors, and bonuses are awarded to executive officers and non-executive officers on a quarterly basis. The actual amount of incentive compensation paid to executive officers and non-executive officers is in the sole discretion of the Board of Directors. For fiscal 2012, the performance targets were based on achieving revenue and operating income targets.

SEVERANCE BENEFITS - We are generally an at will employer, and have no employment agreements with severance benefits; however, we have entered into Change of Control Agreements with our executive officers, and one other employee that provide them with lump sum payments in the event of a change in control of the Company.

RETIREMENT PLANS - We do not maintain any retirement plans.

DIRECTOR COMPENSATION - Our Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. During fiscal 2012, 120,000 shares of non-qualified stock options were granted to our directors which vest over two years and have five-year terms. There is no established policy for the payment of fees or other compensation to any of the members of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2012 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
OC Kim 6205 Lusk Blvd., San Diego, CA 92121	1,499,195		12.62%

Gary Nelson 6205 Lusk Blvd., San Diego, CA 92121	391,825		3.30%

C-Motech Co.Ltd 1321-1Seocho-Dong, Seocho-Gu, Seoul, Korea	1,566,672	(4)	13.18%

Joon Won Jyoung 6205 Lusk Blvd., San Diego, CA 92121	540,169		4.55%

Johnathan Chee 6205 Lusk Blvd., San Diego, CA 92121	7,324		0.06%

Sherman Capital Group LLC 3820 W. Happy Valley Road, Suite 141-601 Glendale, Arizona 85310	305,000	(1)(2)	2.57%

Steven Sherman 3820 W. Happy Valley Road, Suite 141-601 Glendale, Arizona 85310	305,000	(1)(2)	2.57%

Karen Singer 212 Vaccaro Drive Cresskill, New Jersey 07626	462,697	(2)	3.89%

David S. Oros 621 E. Pratt Street Baltimore, Maryland 21202	456,005	(2)	3.84%

Lloyd I. Miller, III 4550 Gordon Drive Naples, Florida 34102	314,900	(2)(3)	2.65%

All directors and executive officers as a group	2,438,513		20.53%

(1)	Based solely on a Schedule 13D dated March 2, 2012, which indicates that Mr. Sherman has sole dispositive and voting power over the shares of the Company owned by Sherman Capital Group.
(2)	Based solely on a Schedule 13D dated March 2, 2012, which indicates that Sherman Capital Group, Karen Singer, David S. Oros and Lloyd I. Miller III are acting as a “group” for purposes of Rule 13d-5(b)(1) of the Securities Exchange Act of 1934, as amended, and each may be deemed to beneficially own the shares owned by the others in the group. Since the four persons in the group own, in aggregate, 1,538,602 shares, or 12.95% of the outstanding shares, they are each included in this table.
(3)	Based solely on a Schedule 13D dated March 2, 2012, which indicates that Mr. Miller may be deemed to beneficially own 314,900 shares of which 50,000 shares are owned of record by Trust C and 264,900 shares are owned of record by Milfam NG.
(4)	The shares owned by C-Motech Co. Ltd. are the subject of a legal dispute between C-Motech and third parties relating to the ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We purchased wireless data products in the amount of $2,087,467 and $6,985,394 from C-Motech, for the years ended June 30, 2012 and 2011, and had related accounts payable of $0 as of June 30, 2012 and 2011.  As of June 30, 2012, C-Motech owns 1,566,672 shares, or 13.2%, of our Common Stock.

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and we are unable to determine whether or not this repurchase will take place.

As of June 30, 2012, C-Motech owes us approximately $84,000, relating to the defense of a patent infringement claim.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal periods for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2012	FY 2011
Audit Fees	$71,500	$69,025
Tax Fees	31,964	22,242
Total Fees	$103,464	$91,267

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year.   The fees set forth on the foregoing relate to the audit as of and for the year ended June 30, 2012 and 2011, which were performed by BDO USA, LLP.  All of the services described above were approved in advance by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. Index to the financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp.(1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp.(5)
10.1	Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd. (2)
10.2	Lease, dated August 12, 2011, between the Company and EJMC, Inc., a California corporation. (6)
10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (4)
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (5)
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee. (5)
10.6	Common Stock Repurchase Agreement between Franklin Wireless Corp. and C-Motech Co., dated July 27, 2010. (7)
14.1	Code of Ethics (3)
31	Certificate of Chief Executive Officer Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

(1) Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008

(2) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2005, filed on May 23, 2006

(3) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2008, filed on September 26. 2008

(4) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2009, filed on October 13, 2009.

(5) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011

(6) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed on February 14, 2011

(c) Supplementary Information

None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: October 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive, Financial and Accounting Officer

/s/ OC KIM	President, Acting Chief Financial Officer and a Director	October 12, 2012
OC Kim

(4) Directors

/s/ GARY NELSON	Chairman of the Board of Directors	October 12, 2012
Gary Nelson

/s/ JOON WON JYOUNG	Director	October 12, 2012
Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	October 12, 2012
Johnathan Chee

/S/ BENJAMIN CHUNG	Director	October 12, 2012
Benjamin Chung

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2012

Page No.

Index to Consolidated Financial Statements	F–1

Report of Independent Registered Public Accounting Firm	F–2
Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011	F–3

Consolidated Statements of Operations for the Years ended June 30, 2012 and 2011	F–4

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years ended June 30, 2012 and 2011	F–5

Consolidated Statements of Cash Flows for the Years ended June 30, 2012 and 2011	F–6

Notes to Financial Statements	F–7

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Franklin Wireless Corp.

San Diego, California

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. and subsidiaries (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. at June 30, 2012 and 2011, and the results of its consolidated operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

San Diego, California

October 12, 2012

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	Fiscal Years Ended June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,419,441	$11,357,878
Accounts receivable	13,222,951	6,916,020
Inventories	1,746,877	934,636
Loan to an employee	30,337	–
Prepaid expenses and other current assets	106,238	24,918
Prepaid income taxes	1,244,279	88,261
Deferred tax assets, current	55,043	220,031
Advance payment to vendor	222,869	41,376
Total current assets	26,048,035	19,583,120
Property and equipment, net	427,988	440,120
Intangible assets, net	3,515,512	2,275,357
Deferred tax assets, non-current	1,482,926	1,459,119
Goodwill	273,285	273,285
Other assets	123,605	140,258
TOTAL ASSETS	$31,871,351	$24,171,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,076,221	$2,781,651
Advance payments from customers	1,061	15,507
Income taxes payable	–	121,362
Accrued liabilities	941,881	319,415
Marketing funds payable	1,633,806	1,633,806
Short-term borrowings	139,134	139,134
Total current liabilities	12,792,103	5,010,875
Other long-term liabilities	185,980	188,104
Total liabilities	12,978,083	5,198,979
Stockholders’ equity:
Parent Company stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2012 and 2011	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,882,971 and 11,812,971 shares issued and outstanding as of June 30, 2012 and 2011, respectively	13,616	13,546
Additional paid-in capital	6,681,378	6,420,672
Retained earnings	13,398,461	13,527,435
Treasury stock, 1,803,684 shares	(1,873,065)	(1,873,065)
Accumulated other comprehensive loss	20,333	(17,182)
Total Parent Company stockholders’ equity	18,240,723	18,071,406
Non-controlling interests	652,545	900,874
Total stockholders’ equity	18,893,268	18,972,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,871,351	$24,171,259

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Operations

	Fiscal Years Ended June 30,
	2012	2011
Net sales	$24,266,604	$46,514,496
Cost of goods sold	19,038,346	32,170,247
Gross profit	5,228,258	14,344,249
Operating expenses:
Selling, general, and administrative and R&D	7,485,670	8,691,174
Total operating expenses	7,485,670	8,691,174
Income (loss) from operations	(2,257,412)	5,653,075
Other income (loss), net:
Interest income	31,460	46,486
Gain on sale of property and equipment	–	212,303
Loss on disposal of property and equipment	(291)	(140,283)
Reimbursement of marketing fund for products previously purchased	–	1,581,457
Other income (loss), net	92,546	344,134
Total other income (loss), net	123,715	2,044,097
Net income (loss) before provision (benefit) for income taxes	(2,133,697)	7,697,172
Income tax provision (benefit)	(1,213,791)	3,353,795
Net income (loss)	(919,906)	4,343,377
Non-controlling interests in net income of subsidiary at 49.4%	–	(207,739)
Non-controlling interests in net loss of subsidiary at 48.5%	–	409,891
Non-controlling interests in net loss of subsidiary at 48.2%	790,932	–
Net income (loss) attributable to parent company	$(128,974)	$4,545,529
Basic earnings (loss) per share attributable to parent company stockholders	$(0.01)	$0.37
Diluted earnings (loss) per share attributable to parent company stockholders	$(0.01)	$0.36
Weighted average common shares outstanding – basic	11,858,813	12,279,927
Weighted average common shares outstanding – diluted	11,858,813	12,463,585
Comprehensive income (loss)
Net income (loss)	$(919,906)	$4,343,377
Translation adjustments	37,515	(4,584)
Comprehensive income (loss)	(882,391)	4,338,793
Comprehensive loss attributable to non-controlling interest	790,932	202,152
Comprehensive income (loss) attributable to controlling interest	$(91,459)	$4,540,945

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance – June 30, 2010	13,781,491	$13,711	$5,556,525	$8,981,906	$–	$(12,598)	$1,129,680	$15,669,224
Net income	–	–	–	4,545,529	–	–	–	4,545,529
Foreign exchange translation	–	–	–	–	–	(4,584)	–	(4,584)
Total comprehensive income	4,540,945
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(202,152)	(202,152)
Purchase of subsidiary stock	–	–	–	–	–	–	(26,654)	(26,654)
Share-based compensation	–	–	800,762	–	–	–	–	800,762
Repurchase of common stock	(1,803,684)	–	–	(1,873,065)	–	–	(1,873,065)
Cancelation of stock	(250,000)	(250)	250	–	–	–	–	–
Issuance of stock related to stock options exercised	85,164	85	63,135	–	–	–	–	63,220
Balance – June 30, 2011	11,812,971	$13,546	$6,420,672	$13,527,435	$(1,873,065)	$(17,182)	$900,874	$18,972,280
Net loss attributable to parent company	–	–	–	(128,974)	–	–	–	(128,974)
Foreign exchange translation	–	–	–	–	–	37,515	–	37,515
Total comprehensive income	(91,459)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(790,932)	(790,932)
Proceeds from subsidiary’s sale of stock to non-controlling shareholders	–	–	–	–	–	–	542,603	542,603
Share-based compensation	–	–	224,526	–	–	–	–	224,526
Issuance of stock related to stock options exercised	70,000	70	36,180	–	–	–	–	36,250
Balance – June 30, 2012	11,882,971	$13,616	$6,681,378	$13,398,461	$(1,873,065)	$20,333	$652,545	$18,893,268

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(919,906)	$4,343,377
Adjustments to reconcile net income to net cash from operating activities:
Gain on sales of property and equipment	–	(212,303)
Loss on disposal of property and equipment	291	140,283
Depreciation	164,054	151,916
Amortization of intangible assets	892,482	868,295
Write off of uncollectible accounts receivable	149,880	–
Deferred tax assets	141,181	(7,214)
Share-based compensation	224,526	800,762
Increase (decrease) in cash due to change in:
Accounts receivable	(6,456,811)	(3,797,266)
Inventories	(812,241)	(737,006)
Loan to employee	(30,337)	–
Prepaid expenses and other current assets	(81,320)	10,535
Prepaid income taxes	(1,156,018)	(88,261)
Advance payment to vendor	(181,494)	416,658
Other assets	16,653	48,023
Trade accounts payable	7,294,570	(3,636,104)
Income taxes payable	(121,362)	(808,176)
Accrued liabilities	622,466	(412,750)
Marketing funds payable	–	356,487
Advance payments from customers	(14,446)	(293,493)
Other liabilities	(2,124)	33,298
Net cash used in operating activities	(269,956)	(2,822,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(152,212)	(119,699)
Payments for capitalized software and development costs	(1,412,910)	(127,304)
Purchases of intangible assets	(719,727)	(157,446)
Proceeds from sale of property and equipment	–	569,328
Net cash provided by (used in) investing activities	(2,284,849)	164,879
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	–	(173,511)
Repayment of long-term borrowings	–	(231,761)
Proceeds from short-term borrowings	–	139,134
Repurchase of common stock	–	(1,873,065)
Proceeds from the exercise of employee stock options	36,250	63,220
Proceeds from subsidiary’s sale of stock to non-controlling shareholders	542,603	–
Net cash provided by (used in) financing activities	578,853	(2,075,983)
Effect of foreign currency translation on cash	37,515	(15,580)
Net increase (decrease) in cash and cash equivalents	(1,938,437)	(4,749,623)
Cash and cash equivalents, beginning of year	11,357,878	16,107,501
Cash and cash equivalents, end of year	$9,419,441	$11,357,878
Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$8,796	$7,137
Income taxes	$143,774	$4,280,000

See accompanying notes to consolidated financial statements.

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

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to South American and Caribbean countries. Our USB modems are certified by Sprint, C-Spire Wireless and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) and 51.5% (48.5% is owned by non-controlling interests) as of June 30, 2012 and June 30, 2011, respectively, and 50.6% (49.4% was owned by non-controlling interests) prior to January, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by the subsidiaries as of June 30, 2012 or June 30, 2011.

Non-controlling Interest in a Consolidated Subsidiary

On January 10, 2011, we purchased 20,000 shares of our Korea-based subsidiary, Franklin Technology Inc. (“FTI”) common stock for $26,654. On July 1, 2011 (the “Effective Date”), we entered into a Convertible Bond Purchase Agreement with FTI. Under this agreement, we purchased a convertible bond from FTI with an original principal amount of $500,000 that bears interest at a rate of 5% per annum (with interest payable semi-annually) and matures on July 1, 2016. Pursuant to the terms of this agreement, upon conversion, the bond will convert into FTI Common Stock at a price of approximately $0.55 per share. On August 11, 2011, we converted the full amount of the bond of $500,000 into 916,666 shares of FTI Common Stock at a price of approximately $0.55. Concurrent with the bond conversion, FTI raised $542,603 by issuing 853,328 shares of its common stock to new investors at a price of approximately $0.64 per share. As a result of these transactions, FTI’s total outstanding shares increased by 1,769,994 shares to 1,988,660 shares. In addition, we own 1,029,332 shares, or 51.8% of the outstanding capital stock of FTI, with 48.2% owned by non-controlling interests.

As of June 30, 2012, the non-controlling interest was $652,545 which represents a $248,329 decrease from $900,874 as of June 30, 2011. The decrease of $248,329 in the non-controlling interest was due to the non-controlling interests in net loss of subsidiary of $790,932 for the year ended June 30, 2012, which was partially offset by the $542,603 that FTI raised by issuing 853,328 shares of its common stock to new investors, which took place during the first quarter of our fiscal year 2012.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2012	2011
United States	$13,851,066	$34,799,764
Caribbean and South America	6,450,174	11,343,521
Asia	3,965,364	371,211
Totals	$24,266,604	$46,514,496
Long-lived assets, net:	June 30, 2012	June 30, 2011
United States	$706,065	$93,434
Asia	3,237,435	2,622,043
Totals	$3,943,500	$2,715,477

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as assets, cash equivalents, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds (See Note 3).

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

Allowance for Doubtful Accounts

We do not maintain an allowance for doubtful accounts.   This is based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices. We did incur a loss of $149,880 during the year ended June 30, 2012 that resulted from the write-off of uncollectible accounts receivable.  This was a one-time transaction associated with amounts owed to FTI for research and development services provided to a former customer, which took place prior to our acquisition of FTI in October, 2009.  FTI filed a lawsuit in order to collect this amount, but the lawsuit was dismissed in December 2011, and FTI wrote-off this amount as bad debt expense. Following the acquisition date, FTI no longer provides research and development services to customers other than Franklin Wireless.

 Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. This reclassification relates to amortization expense associated with capitalized product development previously reported as selling, general and administrative expense that has been reclassified to cost of goods sold for all periods presented. The amortization expense included in cost of goods sold for the years ended June 30, 2012 and 2011 is $716,180 and $714,082, respectively. This reclassification does not affect previously reported net sales, net income (loss), earnings per share, or any portion of our consolidated balance sheets or consolidated statements of cash flow for any period presented.

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

Our valuation methodology for assessing impairment, using both the discounted cash flows approach and the market approach, requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Our annual impairment review performed on June 30, 2012 did not indicate that goodwill was impaired.

Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20.  Our products contain embedded software internally developed by FTI which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table) include payroll, employee benefits, and other headcount-related expenses associated with product development. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to its customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the greater of straight-line amortization or the ratio of the current gross revenues to the current and anticipated future gross revenues. The amortization begins when the products are available for general release to the Company’s customers.

As of June 30, 2012 and June 30, 2011, capitalized product development costs in progress were $1,258,500 and $127,304, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2012, we incurred $1,412,910 in capitalized product development costs and transferred $281,714 to complete technology following the completion of certain product development efforts. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were approximately $1,360,000 and $2,450,000 for the years ended June 30, 2012 and June 30, 2011, respectively.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs were $72,798 and $94,879 for the years ended June 30, 2012 and 2011, respectively.

Warranties

We provide a factory warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. In general, these products are shipped directly from our vendors to our customers. As a result, we do not have warranty exposure and do not accrue any warranty expenses.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, were $226,758 and $232,880 for the years ended June 30, 2012 and 2011, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  However, as of June 30, 2012, we believe our inventory needs no such reserves and have recorded no inventory reserves.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets are recorded in connection with the FTI acquisition and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was noted as of June 30, 2012 and 2011.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2012:

		Average	Gross		Net
Definite lived intangible assets:	Expected Life	Remaining life	Intangible Assets	Accumulated Amortization	Intangible Assets
Complete technology	3 years	0.3 years	$490,000	$449,167	$40,833
Complete technology	3 years	0.8 years	1,517,683	1,098,830	418,853
Complete technology	3 years	2.5 years	281,714	46,952	234,762
Supply and development agreement	8 years	5.3 years	1,121,000	385,344	735,656
Technology In progress	Not Applicable	–	1,258,499	–	1,258,499
Software	5 years	3.3 years	163,607	44,033	119,574
Patent	10 years	9.7 years	11,944	289	11,655
Certifications & licenses	3 years	2.9 years	701,622	5,942	695,680
Total as of June 30, 2012			$5,546,069	$2,030,557	$3,515,512

The definite lived intangible assets consisted of the following as of June 30, 2011:

		Average	Gross		Net
Definite lived intangible assets:	Expected Life	Remaining life	Intangible Assets	Accumulated Amortization	Intangtible Assets
Complete technology	3 years	1.3 years	$490,000	$285,833	$204,167
Complete technology	3 years	1.8 years	1,517,683	592,936	924,747
Supply and development agreement	8 years	6.3 years	1,121,000	245,219	875,781
Technology In progress	Not Applicable	–	127,304	–	127,304
Software	5 years	4.3 years	155,004	14,027	140,977
Patent	10 years	9.8 years	2,441	60	2,381
Total as of June 30, 2011			$3,413,432	$1,138,075	$2,275,357

Amortization expense recognized during the years ended June 30, 2012 and 2011 was $892,482 and $868,295, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter is as follows:

	FY2013	FY2014	FY2015	FY2016	FY2017	Thereafter
Total	$1,306,234	$921,319	$868,425	$237,500	$141,319	$40,715

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

We tested the long-lived assets for impairment as of June 30, 2012 by comparing the discounted cash flows of the assets to their carrying values and concluded that, as of this date, no impairment existed.  We are not aware of any events or changes in circumstances following this date that would indicate that the long-lived assets are impaired.

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

 A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2012, net sales to our two largest customers accounted for 39% and 19% of our consolidated net sales and 47% and 35% of our accounts receivable balance as of June 30, 2012. In the same period in 2011, net sales to our two largest customers accounted for 59% and 12% of net sales and 80% and 0% of our accounts receivable balance as of June 30, 2011. No other customers accounted for more than ten percent of total net sales for the years ended June 30, 2012 and 2011.

For the year ended June 30, 2012, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If any of these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the year ended June 30, 2012, we purchased wireless data products from these suppliers in the amount of $13,765,478, or 63.2%% of total purchases, and had related accounts payable of $7,576,976 as of June 30, 2012. For the year ended June 30, 2011, we purchased wireless data products from these suppliers in the amount of $31,157,229, or 98.6% of total purchases, and had related accounts payable of $2,176,785 as of June 30, 2011.

We maintain our cash accounts with established commercial banks.  Such cash deposits may exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, we do not anticipate any losses on excess deposits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted, since compliance with the amendments is already permitted. We have adopted this guidance and note that it does not have any material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits entities to determine first whether it is necessary to apply the traditional two-step goodwill impairment test, based on qualitative factors. An entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step goodwill impairment test; an entity may resume performing the qualitative assessment in any subsequent period. Also under the amendments, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year. The ASU also includes examples of events and circumstances for an entity to consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which supersede the previous examples of events and circumstances that an entity should consider when testing goodwill for impairment between annual tests. An entity having a reporting unit with a zero or negative carrying amount will also consider the revised list of factors in determining whether to perform the second step of the impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We have adopted this guidance and note that it does not have any material impact on our consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

We are required to disclose the estimated fair value of certain assets and liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments.” As of June 30, 2012 and 2011, management believes that the carrying value of assets, cash and cash equivalents approximate fair value, due to the short maturity of our Level 1 financial instruments. The carrying amounts and estimated fair value of our financial instruments consisted of cash and cash equivalents of $9,419,441 and $11,537,878 as of June 30, 2012 and 2011, respectively. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of short-term borrowing of $139,134 as of June 30, 2012 and 2011 approximates fair value and represents a level 2 valuation.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2012	June 30, 2011
Machinery and facility	$159,569	$143,967
Office equipment	297,258	271,508
Molds	382,245	284,645
Vehicle	9,843	9,843
	848,915	709,963
Less accumulated depreciation	(420,927)	(269,843)
Total	$427,988	$440,120

Depreciation expense associated with property and equipment was $164,054 and $151,916 for the fiscal years ended June 30, 2012 and 2011, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2012	June 30, 2011
Accrued salaries, incentives	$135,000	$–
Accrued salaries, severance	177,912	231,917
Accrued vacation	122,380	66,143
Payroll taxes	24,813	–
Other accrued liabilities	481,776	21,355
Total	$941,881	$319,415

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	June 30, 2012	June 30, 2011
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due September 2011, which was extended to September 2012 (interest rate of 5.74% per annum as extended)	$139,134	$139,134
Total	$139,134	$139,134

The short-term borrowings from banks of $139,134 as of June 30, 2012 and 2011 result from the consolidation of FTI’s debt.

NOTE 7 - INCOME TAXES

Income tax provision (benefit) from continuing operations for the years ended June 30, 2012 and 2011 consists of the following:

	Year Ended June 30,
	2012	2011
Current income tax expense (benefit):
Federal	$(18,923)	$2,571,668
State	(1,034,425)	729,694
	(1,053,348)	3,301,362
Deferred income tax expense (benefit):
Federal	143,007	119,250
State	(8,668)	(1,941)
Foreign	(294,782)	(64,876)
	(160,443)	52,433
Provision for income taxes	$(1,213,791)	$3,353,795

The provision (benefit) for income taxes reconciles to the amount computed by applying effective federal statutory income tax rate to income (loss) before provision for income taxes as follows:

	Year Ended June 30,
	2012	%	2011	%
Federal tax provision (benefit), at statutory rate of 34%, earnings (loss) before income taxes and extraordinary items	$(725,457)	(34.0)	$2,787,569	34.0
State tax, net of federal tax benefit	(688,440)	(32.3)	480,317	5.9
Nondeductible expenses	66,692	3.1	280,185	3.4
R&D Credits	(20,125)	(0.9)	(66,619)	(0.8)
Uncertain tax position	(67,336)	(3.2)	20,746	0.3
Foreign rate difference	376,453	17.6	(166,426)	(2.0)
Other	(155,578)	(7.3)	18,023	0.2
Provision (benefit) for income taxes	$(1,213,791)	(56.9)	$3,353,795	41.0

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2012	June 30, 2011
Deferred tax asset:
Net operating losses	$1,680,163	$1,782,062
State tax	(2,586)	190,948
Intangibles	(193,870)	(299,957)
Other, net	54,262	6,097)
Total deferred tax assets	1,537,969	1,679,150
Less valuation allowance	–	–
Net deferred tax asset	$1,537,969	$1,679,150

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary as of June 30, 2012. As of June 30, 2012, we have federal and state net operating loss carryforwards of approximately $4.4 million and $1.7 million, which expire through 2023 and 2017, respectively. The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which are included in accrued liabilities on the balance sheet, is as follows:

Balance as of June 30, 2010	73,431
Gross increase or (decrease)	(20,746)
Balance as of June 30, 2011	$94,177
Gross increase or (decrease)	6,095
Reversal of reserve on unrecognized tax benefits	(73,431)
Balance as of June 30, 2012	$26,841

We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. ASC 740 requires us to accrue interest and penalties where there is an underpayment of taxes based on our best estimate of the amount ultimately to be paid. Our policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded any interest or penalties as the liability associated with the unrecognized tax benefits is immaterial. We are subject to taxation in the U.S., various state and foreign jurisdictions. We are no longer subject to U.S. examination for years before 2009 by the federal taxing authority, and years before 2005 by state taxing authorities.

NOTE 8 – EARNINGS PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. For the year ended June 30, 2012, we are in a net loss position and has excluded 1,328,170 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Year Ended June 30,
	2012	2011
Net income (loss) attributable to parent company	$(128,974)	$4,545,529
Weighted-average shares of common stock outstanding:
Basic	11,858,813	12,279,927
Dilutive effect of common stock equivalents arising from stock options	–	183,658
Diluted Outstanding shares	11,858,813	12,463,585
Basic earnings (loss) per share	$(0.01)	$0.37
Diluted earnings (loss) per share	$(0.01)	$0.36

 NOTE 9 - COMMITMENTS AND CONTINGENCIES

We have an agreement to lease office space expiring 2016. Rent expense for the year ended June 30, 2012 and 2011 was $299,938 and $210,626, respectively. Future minimum rental payments under the operating leases are as follows:

	Payments Due by June 30,
	2013	2014	2015	2016	2017	Total
Administrative office, San Diego, CA	$202,592	$209,383	$216,174	$36,218	$-	$664,367
Administrative office, Korea	23,250	-	-	-	-	23,250
Corporate housing facility	2,445	-	-	-	-	2,445
Total Obligations	$228,287	$209,383	$216,174	$36,218	$-	$690,062

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and we are unable to determine whether or not this repurchase will take place.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. On August 16, 2011, Brandywine Communications Technologies, LLC filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 5,373,149. The Company provided device was purchased by the Company from one of our suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of June 30, 2012, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference has been scheduled for October 31, 2012. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

On December 14, 2011 our officers and directors were named as defendants in an action filed by Sherman Capital Group LLC, Singer Children's Management Trust, David S. Oros, Milfam NG LLC and Lloyd I. Miller-Trust C (the “Sherman Group”) in the Superior Court of the State of California for the County of San Diego.  The complaint seeks damages and declaratory relief for alleged breaches of fiduciary duty by our officers and directors in the management of the Company. The complaint does not specify an amount of damages. Our officers and directors are entitled to indemnity from the Company under the Company’s bylaws. On January 20, 2012 we filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. Following several motions and filings submitted to the Court by both parties, we answered the complaint in the United States District Court on April 10, 2012 and an Early Neutral Evaluation Conference took place on June 11, 2012.

On October 3, 2012, the U.S. District Court for the Southern District of California issued an Order approving the voluntary dismissal, with prejudice, of the action filed by the Sherman Group.

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

NOTE 10 – LONG-TERM INCENTIVE PLAN AWARDS

We apply the provisions of ASC 718, “Compensation – Stock Compensation,” using a modified prospective application, and the Black-Scholes model. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

We adopted the 2009 Stock Incentive Plan (“2009 Plan”) on June 11, 2009, which provided for the grant of incentive stock options and non-qualified stock options to our employees and directors. Options granted under the 2009 Plan generally have a term of ten years and generally vest and become exercisable at the rate of 33% after one year and 33% on the second and third anniversaries of the option grant dates. Historically, some stock option grants have included shorter vesting periods ranging from one to two years.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the year ended June 30, 2012 was $224,526 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the year ended June 30, 2012 was $0.

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

The fair value of each stock option is estimated using a Black-Scholes option valuation model, consistent with the provisions of ASC Topic 718, based on the following assumptions:

	Year ended June 30,
	2012	2011
Weighted average estimated per share fair value of grant	$1.33	$1.27
Risk-free interest rate	.06% - .37%	-
Expected life	2.75-6.50 years	-
Expected volatility	148% - 223%	-
Dividend yield	0%	-

The volatility assumption is based on historical volatility of the Company for the period equal to the expected life of the option

The expected life assumption is based upon the Company’s consideration of the historical life of options, the vesting period of the option granted, and the contractual period of the option granted. The historical life of the Company’s options is 10 years, the vesting period of options granted is generally 3 years and the contractual period of options granted is 10 years. Some stock option grants have included shorter vesting periods ranging from one to two years.

The dividend yield assumption is based on the Company’s history of not paying, nor intending to pay, dividends.

The risk free interest rate assumption is based on the U.S. Treasury yield with terms equivalent to the expected life of the option in effect at the time of the grant.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2011	930,836	$1.40	7.2	$978,470
Granted	970,000	1.34	8.14	53,900
Exercised	(70,000)	(0.52)	-	(60,350)
Cancelled	(485,000)	(2.07)
Forfeited or Expired	(17,666)	(1.35)	-	-

Outstanding as of June 30, 2012	1,328,170	$1.16	7.09	$305,395

Exercisable as of June 30, 2012	354,166	$0.68	3.91	$278,375

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.38 as of June 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2012 in the amount of 1,328,170 shares was $1.06 per share.

As of June 30, 2012, there was $729,807 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.6 years.

 NOTE 11 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amount of $2,087,467 and $6,985,394 from C-Motech, for the years ended June 30, 2012 and 2011, and had related accounts payable of $0 as of June 30, 2012 and 2011.  As of June 30, 2012, C-Motech owns 1,566,672 shares, or 13.2%, of our Common Stock.

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

As of June 30, 2012, C-Motech owes us approximately $84,000, relating to the defense of a patent infringement claim.

 NOTE 12 - SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, October 12, 2012. During these periods, we did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of June 30, 2012 and for the year ended June 30, 2012.

On September 19, 2012, we entered into a Stock Repurchase Agreement and a Standstill Agreement, each with Sherman Capital Group, LLC; Karen Singer, Trustee Of Singer Children’s Management Trust; David S. Oros; Milfam NG LLC; and PNC Trust Company of Delaware, Trustee of Lloyd I. Miller – Trust C. Under the terms of the Stock Repurchase Agreement, we agreed to repurchase 1,538,602 shares of our Common Stock from the members of the Sherman Group for a purchase price of $2,831,028, or $1.84 per share. Under the terms of the Standstill Agreement, the members of the Sherman Group agreed that they will not (i) acquire any Common Stock or other securities of the Company, (ii) make any tender offer with respect to securities of the Company, (iii) participate in any solicitation of proxies with respect to the Company, (iv) form, join or in any way participate in a “group” (within the meaning of Section 13(d)(3) of the Exchange Act and Rule 13d-5(b) thereunder) with respect to the securities of the Company, or (v) act, alone or in concert with others, to seek to control or influence the management, Board of Directors or policies of the Company. On September 27, 2012, we completed the repurchase of the shares of our Common Stock from the Sherman Group. As of June 30, 2012, we recorded an expense of $440,000 relating to the premium paid on the stock repurchase that took place on September 27, 2012. The premium was the difference between the $1.84 paid to repurchase the shares and $1.55 which was the market price of our shares on September 19, 2012, the effective date of the Stock Repurchase Agreement.

Separate from the Stock Repurchase Agreement and Standstill Agreement, our officers and directors entered into a Settlement Agreement and Release with the Sherman Group dated September 19, 2012. Under the terms of this Agreement, the parties agreed to file a request with the Court to dismiss this action, which took place on October 2, 2012. On October 3, 2012, the U.S. District Court for the Southern District of California issued an Order approving the voluntary dismissal, with prejudice, of the action filed by the Sherman Group.

