Form 10-K/A
period 2012-06-30
FRANKLIN WIRELESS CORP
filed 2012-11-05
CIK 722572

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

The Registrant has 10,344,369 shares of common stock outstanding as of October 12, 2012.

EXPLANATORY NOTE

This Amendment No. 1 amends Franklin Wireless’ (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission on October 12, 2012 (the “Original Filing”). The Company is filing this Amendment No. 1 in order to furnish the Interactive Data Files as Exhibit 101, in accordance with Rule 405 of Regulation S-T.  This Amendment No. 1 also corrects the shares of common stock outstanding as of October 12, 2012, which should have been reported as 10,344,369 rather than 11,882,971 due to the Company’s repurchase of 1,538,602 shares that took place on September 27, 2012.  In addition, this Amendment No. 1 corrects typographical errors in the executive compensation table on page 22 and the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) on page F-5.  No other changes have been made to the Original Filing.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All Other Compensation ($)	Total ($)
OC Kim, President and Acting Chief Financial	2011	$181,668	$72,000	$–		–	$253,668
Officer	2012	$200,000	$25,000	$2,000	(2)	–	$227,000
Yun J. (David) Lee, Chief Operating	2011	$144,820	$60,000	$–		–	$204,820
Officer	2012	$170,000	$25,000	$1,000	(2)	–	$196,000

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

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Dated: November 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive, Financial and Accounting Officer

/s/ OC KIM	President, Acting Chief Financial Officer and a Director	November 2, 2012
OC Kim

(4) Directors

/s/ GARY NELSON	Chairman of the Board of Directors	November 2, 2012
Gary Nelson

/s/ JOON WON JYOUNG	Director	November 2, 2012
Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	November 2, 2012
Johnathan Chee

/S/ BENJAMIN CHUNG	Director	November 2, 2012
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

FRANKLIN WIRELESS CORP.

Consolidated Statements of Operations

	Fiscal Years Ended June 30,
	2012	2011
Net sales	$24,266,604	$46,514,496
Cost of goods sold	19,038,346	32,170,247
Gross profit	5,228,258	14,344,249
Operating expenses:
Selling, general, and administrative and R&D	7,485,670	8,691,174
Total operating expenses	7,485,670	8,691,174
Income (loss) from operations	(2,257,412)	5,653,075
Other income (loss), net:
Interest income	31,460	46,486
Gain on sale of property and equipment	–	212,303
Loss on disposal of property and equipment	(291)	(140,283)
Reimbursement of marketing fund for products previously purchased	–	1,581,457
Other income (loss), net	92,546	344,134
Total other income (loss), net	123,715	2,044,097
Net income (loss) before provision (benefit) for income taxes	(2,133,697)	7,697,172
Income tax provision (benefit)	(1,213,791)	3,353,795
Net income (loss)	(919,906)	4,343,377
Non-controlling interests in net income of subsidiary at 49.4%	–	(207,739)
Non-controlling interests in net loss of subsidiary at 48.5%	–	409,891
Non-controlling interests in net loss of subsidiary at 48.2%	790,932	–
Net income (loss) attributable to parent company	$(128,974)	$4,545,529
Basic earnings (loss) per share attributable to parent company stockholders	$(0.01)	$0.37
Diluted earnings (loss) per share attributable to parent company stockholders	$(0.01)	$0.36
Weighted average common shares outstanding – basic	11,858,813	12,279,927
Weighted average common shares outstanding – diluted	11,858,813	12,463,585
Comprehensive income (loss)
Net income (loss)	$(919,906)	$4,343,377
Translation adjustments	37,515	(4,584)
Comprehensive income (loss)	(882,391)	4,338,793
Comprehensive loss attributable to non-controlling interest	790,932	202,152
Comprehensive income (loss) attributable to controlling interest	$(91,459)	$4,540,945

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance – June 30, 2010	13,781,491	$13,711	$5,556,525	$8,981,906	$–	$(12,598)	$1,129,680	$15,669,224
Net income	–	–	–	4,545,529	–	–	–	4,545,529
Foreign exchange translation	–	–	–	–	–	(4,584)	–	(4,584)
Total comprehensive income								4,540,945
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(202,152)	(202,152)
Purchase of subsidiary stock	–	–	–	–	–	–	(26,654)	(26,654)
Share-based compensation	–	–	800,762	–	–	–	–	800,762
Repurchase of common stock	(1,803,684)	–	–	–	(1,873,065)	–	–	(1,873,065)
Cancelation of stock	(250,000)	(250)	250	–	–	–	–	–
Issuance of stock related to stock options exercised	85,164	85	63,135	–	–	–	–	63,220
Balance – June 30, 2011	11,812,971	$13,546	$6,420,672	$13,527,435	$(1,873,065)	$(17,182)	$900,874	$18,972,280
Net loss attributable to parent company	–	–	–	(128,974)	–	–	–	(128,974)
Foreign exchange translation	–	–	–	–	–	37,515	–	37,515
Total comprehensive income								(91,459)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(790,932)	(790,932)
Proceeds from subsidiary’s sale of stock to non-controlling shareholders	–	–	–	–	–	–	542,603	542,603
Share-based compensation	–	–	224,526	–	–	–	–	224,526
Issuance of stock related to stock options exercised	70,000	70	36,180	–	–	–	–	36,250
Balance – June 30, 2012	11,882,971	$13,616	$6,681,378	$13,398,461	$(1,873,065)	$20,333	$652,545	$18,893,268

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

