Form 10-Q
period 2012-09-30
FRANKLIN WIRELESS CORP
filed 2012-11-14
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 10,344,369 shares of common stock outstanding as of November 14, 2012.

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Annual Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K and Amendment No. 1 thereto for the year ended June 30, 2012. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,853,702	$9,419,441
Accounts receivable	3,762,290	13,222,951
Inventories	1,609,047	1,746,877
Loan to an employee	31,289	30,337
Prepaid expenses and other current assets	69,143	106,238
Prepaid income taxes	1,244,279	1,244,279
Deferred tax assets, current	55,043	55,043
Advance payment to vendor	84,191	222,869
Total current assets	19,708,984	26,048,035
Property and equipment, net	555,926	427,988
Intangible assets, net	3,664,911	3,515,512
Deferred tax assets, non-current	1,482,926	1,482,926
Goodwill	273,285	273,285
Other assets	126,967	123,605
TOTAL ASSETS	$25,812,999	$31,871,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,689,759	$10,076,221
Advance payments from customers	1,094	1,061
Income taxes payable	564,000	–
Accrued liabilities	588,704	941,881
Marketing funds payable	1,633,806	1,633,806
Short-term borrowings	139,134	139,134
Total current liabilities	8,616,497	12,792,103
Other long-term liabilities	5,935	185,980
Total liabilities	8.622,432	12,978,083

Stockholders’ equity:

Parent Company stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2012 and June 30, 2012	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,882,971 shares issued and 10,344,369 and 11,882,971 outstanding as of September 30, 2012 and June 30, 2012, respectively	13,616	13,616
Additional paid-in capital	6,756,644	6,681,378
Retained earnings	14,137,045	13,398,461
Treasury stock, 3,342,286 and 1,803,684 as of September 30, 2012 and June 30, 2012, respectively	(4,279,479)	(1,873,065)
Accumulated other comprehensive loss	6,878	20,333
Total Parent Company stockholders’ equity	16,634,704	18,240,723
Non-controlling interests	555,863	652,545
Total stockholders’ equity	17,190,567	18,893,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,812,999	$31,871,351

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Net sales	$13,137,078	$3,123,454
Cost of goods sold	9,957,136	2,564,814
Gross profit	3,179,942	558,640

Operating expenses:
Selling, general, and administrative and research and development	1,922,495	1,496,590
Total operating expenses	1,922,495	1,496,590
Income (loss) from operations	1,257,447	(937,950)

Other income (loss), net:
Interest income	6,503	9,355
Other income (loss), net	(58,048)	19,013
Total other income (loss), net	(51,545)	28,368
Net income (loss) before provision for income taxes	1,205,902	(909,582)
Income tax provision (benefit)	564,000	(176,000)
Net income (loss)	641,902	(733,582)
Non-controlling interests in net loss of subsidiary at 48.2%	96,682	280,998
Net income (loss) attributable to parent company	$738,584	$(452,584)

Basic earnings (loss) per share attributable to parent company stockholders	$0.06	$(0.04)
Diluted earnings (loss) per share attributable to parent company stockholders	$0.06	$(0.04)

Weighted average common shares outstanding – basic	11,832,248	11,832,284
Weighted average common shares outstanding – diluted	12,037,036	11,832,284

Comprehensive income (loss)
Net income (loss)	$641,902	$(733,582)
Translation adjustments	13,455	(65,158)
Comprehensive income (loss)	655,357	(798,740)
Comprehensive loss attributable to non-controlling interest	96,682	280,998
Comprehensive income (loss) attributable to controlling interest	$752,039	$(517,742)

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income (loss)	$641,902	$(733,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	51,779	41,540
Amortization of intangible assets	377,937	210,359
Deferred tax assets	–	(176,000)
Share-based compensation	75,266	41,550
Increase (decrease) in cash due to change in:
Accounts receivable	9,460,661	4,304,982
Inventories	137,830	805,384
Advance payment to vendor	138,678	24,335
Prepaid expense	37,095	(5,353)
Other assets	(3,362)	(129,825)
Trade accounts payable	(4,386,462)	(1,254,123)
Income taxes payable	564,000	(121,362)
Accrued liabilities	(353,177)	(108,089)
Advance payment from customers	33	(9,228)
Other liabilities	(180,045)	(4,908)
Net cash provided by operating activities	6,562,135	2,885,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(179,717)	(1,923)
Payment for capitalized development costs	(340,813)	(384,141)
Purchases of intangible assets	(186,523)	(27,967)
Loan to employee	(952)	–
Net cash used in investing activities	(708,005)	(414,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowings	–	(11,961)
Issuance of stock related to stock options exercised	–	10,125
Increased non-controlling interests related to issuance of stock to investors	–	542,603
Repurchase of common stock	(2,406,414)	–
Net cash provided by (used in) financing activities	(2,406,414)	540,767

Effect of foreign currency translation	(13,455)	65,158
Net increase in cash and cash equivalents	3,434,261	3,077,574
Cash and cash equivalents, beginning of period	9,419,441	11,357,878
Cash and cash equivalents, end of period	$12,853,702	$14,435,452

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$2,705	$1,299
Income taxes	$–	$121,362

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2012 included in the Company’s Form 10-K and Amendment No. 1 thereto, filed on October 15, 2012 and November 5, 2012, respectively.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of September 30, 2012 and June 30, 2012. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

As of September 30, 2012, the non-controlling interest was $555,863, which represents a $96,682 decrease from $652,545 as of June 30, 2012. The decrease was due to the net loss of subsidiary of $200,419 for the three months ended September 30, 2012, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended September 30,
Net sales:	2012	2011
United States	$11,952,092	$2,378,507
Caribbean and South America	746,300	38,700
Asia	438,686	706,247
Totals	$13,137,078	$3,123,454

Long-lived assets, net:	September 30, 2012	June 30, 2012
United States	$1,335,925	$706,065
Asia	2,884,912	3,237,435
Totals	$4,220,837	$3,943,500

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. This reclassification relates to amortization expense associated with capitalized product development previously reported as selling, general and administrative and research and development expenses that has been reclassified to cost of goods sold for the three months ended September 30, 2012 and 2011. The amount reclassified from selling, general and administrative and research and development expenses to cost of goods sold for the three months ended September 30, 2012 and 2011 was $334,674 and $167,307, respectively. This reclassification does not affect previously reported net sales, net income (loss), earnings per share, or any portion of our consolidated balance sheets or consolidated statements of cash flow for any period presented.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as advances, cash equivalents, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds.

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of September 30, 2012 and June 30, 2012.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the products to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a factory warranty for one year from the shipment, which is covered by our vendors pursuant to purchase agreements.

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

As of September 30, 2012 and June 30, 2012, capitalized product development costs in progress were $1,205,005 and $1,258,499, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2012, we incurred $340,813 in capitalized product development costs and transferred $361,248 to complete technology and $33,058 to certifications & licenses following the completion of certain product development efforts. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were approximately $710,000 and $498,000 for the three months ended September 30, 2012 and 2011, respectively.

Warranties

We provide a factory warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. In general, these products are shipped directly from our vendors to our customers. As a result, we do not have warranty exposure and do not accrue any warranty expenses.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative and research and development expenses on the statement of operations and comprehensive income (loss), were $120,411 and $29,868 for the three months ended September 30, 2012 and 2011, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  However, as of September 30, 2012 and June 30, 2012, we believe our inventory needs no such reserves and have recorded no inventory reserves.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets are recorded in connection with the FTI acquisition and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. Our annual impairment review performed on June 30, 2012 did not indicate any impairment.

The definite lived intangible assets consisted of the following as of September 30, 2012:

Definite Lived Intangible Assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.0 years	$490,000	$490,000	$–
Complete technology	3 years	0.6 years	1,517,683	1,225,304	292,379
Complete technology	3 years	2.3 years	281,714	80,835	200,879
Complete technology	3 years	2.8 years	361,249	60,220	301,029
Supply and development agreement	8 years	5.1 years	1,121,000	420,375	700,625
Technology in progress	Not Applicable	–	1,205,005	–	1,205,005
Software	5 years	3.0 years	168,801	52,206	116,595
Patent	10 years	9.5 years	11,944	348	11,596
Certifications & licenses	3 years	2.7 years	916,009	79,206	836,803
Total as of September 30, 2012			$6,073,405	$2,408,494	$3,664,911

The definite lived intangible assets consisted of the following as of June 30, 2012:

Definite Lived Intangible Assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.3 years	$490,000	$449,167	$40,833
Complete technology	3 years	0.8 years	1,517,683	1,098,830	418,853
Complete technology	3 years	2.5 years	281,714	46,952	234,762
Supply and development agreement	8 years	5.3 years	1,121,000	385,344	735,656
Technology in progress	Not Applicable	–	1,258,499	–	1,258,499
Software	5 years	3.3 years	163,607	44,033	119,574
Patent	10 years	9.7 years	11,944	289	11,655
Certifications & licenses	3 years	2.9 years	701,622	5,942	695,680
Total as of June 30, 2012			$5,546,069	$2,030,557	$3,515,512

Amortization expense recognized during the three months ended September 30, 2012 and 2011 was $377,937 and $210,359, respectively.

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

We tested the long-lived assets for impairment as of June 30, 2012 by comparing the discounted cash flows of the assets to their carrying values and concluded that, as of this date, no impairment existed.  As of September 30, 2012, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

Based on the assessment, management believes that the Company is more likely than not to fully realize our deferred tax assets. As such, no valuation allowance has been established for the Company’s deferred tax assets. However, the Company may need to establish a valuation allowance should it incur taxable losses in the future.

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

As of September 30, 2012, we have no material unrecognized tax benefits. We recorded an income tax provision of $564,000 for the three months ended September 30, 2012.

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

 A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2012, sales to our two largest customers accounted for 50%, and 34% of our consolidated net sales and 38% and 20% of our accounts receivable balance as of September 30, 2012. In the same period in 2011, sales to our three largest customers accounted for 35%, 22%, and 19% of our consolidated net sales and 42%, 26%, and 12% of our accounts receivable balance. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2012 and 2011.

For the three months ended September 30, 2012, we purchased the majority of our wireless data products from one major manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the three months ended September 30, 2012, we purchased wireless data products from this supplier in the amount of $7,999,609, or 83.4% of total purchases, and had related accounts payable of $3,930,633 as of September 30, 2012. For the three months ended September 30, 2011, we purchased wireless data products from two suppliers in the amount of $1,483,725, or 93.6% of total purchases, and had related accounts payable of $912,205 as of September 30, 2011.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2012	June 30, 2012
Machinery and facility	$164,834	$159,569
Office equipment	347,140	297,258
Molds	381,489	382,245
Vehicle	9,843	9,843
Construction in progress	125,326	–
	1,028,632	848,915
Less accumulated depreciation	(472,706)	(420,927)
Total	$555,926	$427,988

Depreciation expense associated with property and equipment was $51,779 and $41,540 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2012	June 30, 2012
Accrued salaries, incentives	$104,000	$135,000
Accrued salaries, severance	282,945	177,912
Accrued vacation	130,211	122,380
Payroll taxes	–	24,813
Other accrued liabilities	71,548	481,776
Total	$588,704	$941,881

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	September 30, 2012	June 30, 2012
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due September 2011, which was extended to March 2013 (interest rate of 7.36% per annum as extended)	$139,134	$139,134
Total	$139,134	$139,134

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. For the three months ended September 30, 2011, we were in a net loss position and have excluded 899,002 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended September 30,
	2012	2011
Net income (loss) attributable to parent company	$738,584	$(452,584)

Weighted-average shares of common stock outstanding:
Basic	11,832,248	11,832,284
Diluted	12,037,036	11,832,284
Basic earnings (loss) per share attributable to parent company stockholders	$0.06	$(0.04)

Diluted earnings (loss) per share attributable to parent company stockholders	$0.06	$(0.04)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the new lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $49,728 and $34,526 for the three months ended September 30, 2012 and 2011, respectively. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,840, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $23,520 and $23,250 for the three months ended September 30, 2012 and 2011, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expired on September 30, 2012, which is extended to September 13, 2013, and July 31, 2013. Rent expense related to the operating leases was $5,347 and $2,723 for the three months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, C-Motech owns 1,566,672 shares, or approximately 15%, of our outstanding Common Stock.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. On August 16, 2011, Brandywine Communications Technologies, LLC filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 5,373,149. The Company provided device was purchased by the Company from one of our suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of September 30, 2012, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

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

On September 19, 2012, we entered into a Stock Repurchase Agreement and a Standstill Agreement, each with Sherman Capital Group, LLC; Karen Singer, Trustee Of Singer Children’s Management Trust; David S. Oros; Milfam NG LLC; and PNC Trust Company of Delaware, Trustee of Lloyd I. Miller – Trust C (the “Sherman Group”). Under the terms of the Stock Repurchase Agreement, we agreed to repurchase 1,538,602 shares of our Common Stock from the members of the Sherman Group for a purchase price of $2,831,028, or $1.84 per share, representing a premium of $440,000 from the market price on the date of the Agreement, which was recorded in operating expenses in the period ended June 30, 2012. Under the terms of the Standstill Agreement, the members of the Sherman Group agreed that they will not (i) acquire any Common Stock or other securities of the Company, (ii) make any tender offer with respect to securities of the Company, (iii) participate in any solicitation of proxies with respect to the Company, (iv) form, join or in any way participate in a “group” (within the meaning of Section 13(d)(3) of the Exchange Act and Rule 13d-5(b) thereunder) with respect to the securities of the Company, or (v) act, alone or in concert with others, to seek to control or influence the management, Board of Directors or policies of the Company. On September 27, 2012, we completed the repurchase of the shares of our Common Stock from the Sherman Group.

On September 19, 2012, we entered into a Settlement Agreement and Release with the Sherman Group. Under the terms of this Agreement, the parties agreed to file a request with the Court to dismiss this action, which was filed on October 2, 2012. On October 3, 2012, the U.S. District Court for the Southern District of California issued an Order approving the voluntary dismissal, with prejudice, of the action filed by the Sherman Group.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three months ended September 30, 2012 was $75,266 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the three months ended September 30, 2012 was $0.

A summary of the status of our stock options is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2012	1,328,170	$1.17	7.09	$305,395
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–

Outstanding as of September 30, 2012	1,328,170	$1.17	6.86	$947,092

Exercisable as of September 30, 2012	354,166	$0.69	3.05	$451,070

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.88 as of September 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2012 in the amount of 1,328,170 shares was $1.06 per share.

As of September 30, 2012, there was $653,499 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amounts of $8,800 and $360 from C-Motech, for the three months ended September 30, 2012 and 2011, respectively, and had related accounts payable of $0 as of September 30, 2012 and 2011. As of September 30, 2012, C-Motech owns 1,566,672 shares, or 15.1%, of our outstanding Common Stock.

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

As of September 30, 2012, C-Motech owes us approximately $200,000, relating to the defense of a patent infringement claim.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K and Amendment No. 1 thereto for the year ended June 30, 2012, filed on October 15, 2012 and November 5, 2012, respectively.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to South American and Caribbean countries. Our USB modems are certified by Sprint, C-Spire Wireless, and other wireless operators located in the United States as well as Caribbean and South American countries.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2012, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2012.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2012 and 2011, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended September 30,
	2012		2011
	(as a percentage of sales)

Net Sales	100.0%		100.0%
Cost of goods sold	75.8%		82.1%
Gross profit	24.2%		17.9%
Operating expenses	14.6%		47.9%
Income (loss) from operations	9.6%		(30.0%	)
Other income (expense), net	(0.4%	)	0.9%
Net income (loss) before income taxes	9.2%		(29.1%	)
Income tax provision (benefit)	4.3%		(5.6%	)
Net income (loss)	4.9%		(23.5%	)
Non-controlling interest in net loss of subsidiary	0.7%		9.0%
Net income (loss) attributable to parent company	5.6%		(14.5%	)

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

NET SALES - Net sales increased by $10,013,624, or 320.6%, to $13,137,078 for the three months ended September 30, 2012 from $3,123,454 for the corresponding period of 2011. For the three months ended September 30, 2012, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $746,300 (5.7% of net sales), $11,952,092 (91.0% of net sales), and $438,686 (3.3% of net sales), respectively. For the three months ended September 30, 2011, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $38,700 (1.2% of net sales), $2,378,507 (76.2% of net sales), and $706,247 (22.6% of net sales), respectively.

Net sales in the South American and Caribbean regions increased by $707,600, or 1,828.4%, to $746,300 for the three months ended September 30, 2012 from $38,700 for the corresponding period of 2011.   The increase was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $9,573,585, or 402.5%, to $11,952,092 for the three months ended September 30, 2012, from $2,378,507 for the corresponding period of 2011. The increase in net sales was primarily due to the market release of new products and the addition of new customers. Net sales in Asia decreased by $267,561, or 37.9%, to $438,686 for the three months ended September 30, 2012 from $706,247 for the corresponding period of 2011. The decrease in net sales was primarily due to lower sales of the Company’s M600 dual-mode (3G and 4G) embedded modules. During the three months ended September 30, 2011, a customer purchased significant quantities of this product which did not reoccur during the three months ended September 30, 2012.

GROSS PROFIT – Gross profit increased by $2,621,302, or 469.2%, to $3,179,942 for the three months ended September 30, 2012 from $558,640 for the corresponding period of 2011.  The increase was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 24.2% for the three months ended September 30, 2012 compared to 17.9% for the corresponding period of 2011.  The increase in gross profit in terms of net sales percentage was due to variations in customer and product mix, selling prices and product costs which generally vary from period to period.

OPERATING EXPENSES - Operating expenses increased by $425,905, or 28.5%, to $1,922,495 for the three months ended September 30, 2012 from $1,496,590 for the corresponding period of 2011.  The increase was due to several factors including higher payroll and share-based compensation expense, shipping expense (due to higher sales volumes) and R&D expense (due to the amount of costs being expensed vs. capitalized).

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $79,913 to ($51,545) for the three months ended September 30, 2012 from $28,368 for the corresponding period of 2011. The decrease was primarily due to expenses incurred by FTI.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand and cash flow from operations.

OPERATING ACTIVITIES – Net cash provided by operating activities for the three months ended September 30, 2012 and 2011 was $6,562,135 and $2,885,680, respectively.

The $6,562,135 in net cash provided by operating activities for the three months ended September 30, 2012 was primarily due to the net income of $641,902 as well as decreases in accounts receivable, advance payment to vendor and inventory of $9,460,661, $138,678 and $137,830, respectively. These amounts were partially offset by the increase in accounts payable and accrued liabilities of $4,386,462 and $353,177. The $2,885,680 in net cash provided by operating activities for the three months ended September 30, 2011 was primarily due to the decreases in accounts receivable and inventory of $4,304,982 and $805,384, respectively, which were partially offset by the decrease in accounts payable of $1,254,123 and the increase in deferred tax assets of $176,000, respectively.

INVESTING ACTIVITIES – Net cash used in investing activities for the three months ended September 30, 2012 and 2011 was $708,005 and $414,031, respectively.

The $708,005 in net cash used in investing activities for the three months ended September 30, 2012 was primarily due to the payments for capitalized product development costs and purchases of intangible assets of $340,813 and $186,523, respectively. The $414,031 in net cash used in investing activities for the three months ended September 30, 2011 was primarily due to the payment for capitalized product development costs and purchase of intangibles of $384,141 and $27,967, respectively.

FINANCING ACTIVITIES – Net cash used in financing activities for the three months ended September 30, 2012 was $2,406,414. Net cash provided by financing activities for the three months ended September 30, 2011 was $540,767.

The $2,406,414 in net cash used in financing activities for the three months ended September 30, 2012 was primarily due to the repurchase of 1,538,602 shares of our Common Stock from the Sherman Group pursuant to a Stock Repurchase Agreement dated September 19, 2012. The purchase price was $2,831,028, or $1.84 per share, including a premium of $440,000 from the market price on the date of the Agreement that was recorded in operating expenses in the period ending June 30, 2012, and, in addition to the purchase price, a commission of $15,386 was recorded as a reduction of capital for this repurchase.

The $540,767 in net cash provided by financing activities for the three months ended September 30, 2011 was primarily due to the proceeds from the issuance of FTI common stock to new investors of $542,603.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the new lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $49,728 and $34,526 for the three months ended September 30, 2012 and 2011, respectively. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,840, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $23,520 and $23,250 for the three months ended September 30, 2012 and 2011, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 30, 2012, which was extended to September 31, 2013, and July 31, 2013. Rent expense related to the operating leases was $5,347 and $2,723 for the three months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, C-Motech owns 1,566,672 shares, or approximately 15%, of our Common Stock.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have provided information about legal proceedings in which we are involved in “Note 8” of the notes to consolidated financial statements for the three months ended September 30, 2012, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC on October 15, 2012 and amended by Amendment No. 1 thereto on November 2, 2012 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS*.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim

OC Kim, President and Acting Chief Financial Officer

Dated: November 14, 2012

