Form 10-Q
period 2012-12-31
FRANKLIN WIRELESS CORP
filed 2013-02-14
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The Registrant has 10,374,369 shares of common stock outstanding as of February 14, 2013.

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,857,495	$9,419,441
Accounts receivable	2,195,686	13,072,597
Other receivables, net	71,267	150,354
Inventories	659,249	1,746,877
Loan to an employee	32,677	30,337
Prepaid expenses and other current assets	62,919	106,238
Prepaid income taxes	1,271,602	1,244,279
Deferred tax assets, current	–	55,043
Advance payment to vendor	73,902	222,869
Total current assets	16,224,797	26,048,035
Property and equipment, net	608,073	427,988
Intangible assets, net	3,830,678	3,515,512
Deferred tax assets, non-current	1,433,348	1,482,926
Goodwill	273,285	273,285
Other assets	133,117	123,605
TOTAL ASSETS	$22,503,298	$31,871,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,845,287	$10,076,221
Advance payments from customers	1,143	1,061
Income taxes payable	–	–
Accrued liabilities	518,485	941,881
Marketing funds payable	1,633,806	1,633,806
Short-term borrowings	139,134	139,134
Total current liabilities	6,137,855	12,792,103
Other long-term liabilities	–	185,980
Total liabilities	6,137,855	12,978,083

Stockholders’ equity:

Parent Company stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2012 and June 30, 2012	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,374,369 and 11,882,971 issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	13,646	13,616
Additional paid-in capital	6,854,380	6,681,378
Retained earnings	13,420,310	13,398,461
Treasury stock, 3,342,286 and 1,803,684 as of December 31, 2012 and June 30, 2012, respectively	(4,279,479)	(1,873,065)
Accumulated other comprehensive income (loss)	(54,804)	20,333
Total Parent Company stockholders’ equity	15,954,053	18,240,723
Non-controlling interests	411,390	652,545
Total stockholders’ equity	16,365,443	18,893,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,503,298	$31,871,351

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net sales	$5,355,369	$3,012,481	$18,492,447	$6,135,935
Cost of goods sold	4,487,317	2,548,541	14,444,453	5,113,355
Gross profit	868,052	463,940	4,047,994	1,022,580

Operating expenses:
Selling, general, and administrative	1,316,035	1,042,167	2,528,975	2,040,889
Research and development	818,466	429,288	1,528,022	927,156
Total operating expenses	2,134,501	1,471,455	4,056,997	2,968,045
Loss from operations	(1,266,449)	(1,007,515)	(9,003)	(1,945,465)

Other income (loss), net:
Interest income	4,396	8,645	10,900	18,000
Loss on disposal of property and equipment	–	(291)	–	(291)
Other income (loss), net	(4,035)	(8,534)	(62,083)	10,479
Total other income (loss), net	361	(180)	(51,183)	28,188
Net loss before provision for income taxes	(1,266,088)	(1,007,695)	(60,186)	(1,917,277)
Income tax provision (benefit)	(404,880)	(332,658)	159,120	(508,658)
Net loss	(861,208)	(675,037)	(219,306)	(1,408,619)
Non-controlling interests in net loss of subsidiary at 48.2%	144,473	186,847	241,155	467,845
Net income (loss) attributable to parent company stockholders	$(716,735)	$(488,190)	$21,849	$(940,774)

Basic earnings (loss) per share attributable to parent company stockholders	$(0.07)	$(0.04)	$0.00	$(0.08)
Diluted earnings (loss) per share attributable to parent company stockholders	$(0.07)	$(0.04)	$0.00	$(0.08)

Weighted average common shares outstanding – basic	10,345,688	11,837,559	11,084,899	11,834,788
Weighted average common shares outstanding – diluted	10,345,688	11,837,559	11,290,154	11,834,788

Comprehensive loss
Net loss	$(861,208)	$(675,037)	$(219,306)	$(1,408,619)
Translation adjustments	(61,681)	(31,478)	(75,137)	33,680
Comprehensive loss	(922,889)	(706,515)	(294,443)	(1,374,939)
Comprehensive loss attributable to non-controlling interest	144,473	186,847	241,155	467,845
Comprehensive loss attributable to controlling interest	$(778,416)	$(519,668)	$(53,288)	$(907,094)

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net loss	$(219,306)	$(1,408,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of property and equipment	–	291
Depreciation	112,711	81,522
Amortization of intangible assets	658,743	421,640
Write off of uncollectible accounts receivable	–	151,681
Deferred tax provision (benefit)	104,621	(509,458)
Share-based compensation	150,532	101,539
Increase (decrease) in cash due to change in:
Accounts receivable (including other receivables, net)	10,955,998	4,582,036
Inventories	1,087,628	683,277
Prepaid expense and other current assets	43,319	(15,244)
Prepaid income taxes	(27,323)	–
Advance payment to vendor	148,967	15,277
Other assets	(9,512)	2,309
Accounts payable	(6,230,934)	(961,667)
Income taxes payable	–	(121,362)
Advance payment from customers	82	81,249
Accrued liabilities	(423,396)	(77,183)
Other liabilities	(185,980)	24,028
Net cash provided by operating activities	6,166,150	3,051,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(292,796)	(11,200)
Payment for capitalized development costs	(358,630)	(881,906)
Purchases of intangible assets	(615,279)	(38,413)
Loan to employee	(2,340)	(34,683)
Net cash used in investing activities	(1,269,045)	(966,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock related to stock options exercised	22,500	36,250
Increased non-controlling interests related to issuance of stock to investors	–	542,603
Repurchase of common stock	(2,406,414)	–
Net cash provided by (used in) financing activities	(2,383,914)	578,853

Effect of foreign currency translation	(75,137)	33,680
Net increase in cash and cash equivalents	2,438,054	2,697,647
Cash and cash equivalents, beginning of period	9,419,441	11,357,878
Cash and cash equivalents, end of period	$11,857,495	$14,055,525

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$6,191	$3,918
Income taxes	$226,289	$122,162

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of December 31, 2012 and June 30, 2012. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

On January 10, 2011, we purchased 20,000 shares of our Korea-based subsidiary, Franklin Technology Inc. (“FTI”) common stock for $26,654. FTI is principally responsible for all research and development activities. On July 1, 2011, we entered into a Convertible Bond Purchase Agreement with FTI. Under this agreement, we purchased a convertible bond from FTI with an original principal amount of $500,000 that bears interest at a rate of 5% per annum (with interest payable semi-annually) and matures on July 1, 2016. Pursuant to the terms of this agreement, upon conversion, the bond will convert into FTI Common Stock at a price of approximately $0.55 per share. On August 11, 2011, we converted the full amount of the bond of $500,000 into 916,666 shares of FTI Common Stock at a price of approximately $0.55. Concurrent with the bond conversion, FTI raised $542,603 by issuing 853,328 shares of its common stock to new investors at a price of approximately $0.64 per share. As a result of these transactions, FTI’s total outstanding shares increased by 1,769,994 shares to 1,988,660 shares. In addition, we own 1,029,332 shares, or 51.8% of the outstanding capital stock of FTI, with 48.2% owned by non-controlling interests.

As of December 31, 2012, the non-controlling interest was $411,390, which represents a $241,155 decrease from $652,545 as of June 30, 2012. The decrease was due to the net loss of subsidiary of $499,906 for the six months ended December 31, 2012, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
Net sales:	2012	2011	2012	2011
United States	$5,063,619	$2,057,228	$17,015,711	$4,435,735
Caribbean and South America	628	13,200	746,928	51,900
Asia	291,122	942,053	729,808	1,648,300
Totals	$5,355,369	$3,012,481	$18,492,447	$6,135,935

Long-lived assets, net:	December 31, 2012	June 30, 2012
United States	$1,843,551	$706,065
Asia	2,595,200	3,237,435
Totals	$4,438,751	$3,943,500

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Amortization expense associated with capitalized product development previously reported as selling, general and administrative and research and development expenses that has been reclassified to cost of goods sold for the three and six months ended December 31, 2012 and 2011, respectively. The amount reclassified from selling, general and administrative and research and development expenses to cost of goods sold for the three months ended December 31, 2012 and 2011 was $221,151and $167,307, respectively, and $555,825 and $334,614 for the six months ended December 31, 2012 and 2011, respectively.

Additionally, selling, general and administrative expenses and research and development expenses have been separately reclassified for the three and six months ended December 31, 2012 and 2011, as presented on the accompanying consolidates statements of operations and comprehensive income (loss). These reclassifications do not affect previously reported net sales, net income (loss), earnings per share, or any portion of our consolidated balance sheets or consolidated statements of cash flow for any period presented. Non-trade receivables of $71,267 and $150,354 have been reclassified from accounts receivable to other receivables on the consolidated balance sheets as of December 31, 2012 and June 30, 2012, respectively. This reclassification does not affect previously reported consolidated statements of operations and comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as advances, cash equivalents, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds.

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of December 31, 2012 and June 30, 2012.

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

As of December 31, 2012 and June 30, 2012, capitalized product development costs in progress were $1,048,813 and $1,258,499, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three and six months ended December 31, 2012, we incurred $17,817 and $358,630 in capitalized product development costs, respectively. In addition, during the three months ended December 31, 2012, we transferred $174,010 to complete technology, and during the six months ended December 31, 2012, we transferred $535,258 to complete technology and $38,058 to certifications & licenses following the completion of certain product development efforts. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were approximately $818,466 and $429,288 for the three months ended December 31, 2012 and 2011, respectively, and $1,528,022 and $927,156 for the six months ended December 31, 2012 and 2011, respectively.

Warranties

We provide a factory warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. In general, these products are shipped directly from our vendors to our customers. As a result, we do not have warranty exposure and do not accrue any warranty expenses.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative and research and development expenses on the statement of operations and comprehensive income (loss), were $51,279 and $10,320 for the three months ended December 31, 2012 and 2011, respectively, and $171,690 and $40,188 for the six months ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  However, as of December 31, 2012 and June 30, 2012, we believe our inventory needs no such reserves and have recorded no inventory reserves.

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

The definite lived intangible assets consisted of the following as of December 31, 2012:

Definite Lived Intangible Assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.0 years	$490,000	$490,000	$–
Complete technology	3 years	0.3 years	1,517,683	1,351,778	165,905
Complete technology	3 years	2.0 years	281,714	93,905	187,809
Complete technology	3 years	2.5 years	361,249	90,324	270,925
Complete technology	3 years	2.8 years	174,010	14,501	159,509
Supply and development agreement	8 years	4.8 years	1,121,000	455,406	665,594
Technology in progress	Not Applicable	–	1,048,813	–	1,048,813
Software	5 years	2.8 years	170,035	61,137	108,898
Patents	10 years	9.5 years	12,218	411	11,807
Certifications & licenses	3 years	2.7 years	1,343,256	131,838	1,211,418
Total as of December 31, 2012			$6,519,978	$2,689,300	$3,830,678

The definite lived intangible assets consisted of the following as of June 30, 2012:

Definite Lived Intangible Assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.3 years	$490,000	$449,167	$40,833
Complete technology	3 years	0.8 years	1,517,683	1,098,830	418,853
Complete technology	3 years	2.5 years	281,714	46,952	234,762
Supply and development agreement	8 years	5.3 years	1,121,000	385,344	735,656
Technology in progress	Not Applicable	–	1,258,499	–	1,258,499
Software	5 years	3.3 years	163,607	44,033	119,574
Patent	10 years	9.7 years	11,944	289	11,655
Certifications & licenses	3 years	2.9 years	701,622	5,942	695,680
Total as of June 30, 2012			$5,546,069	$2,030,557	$3,515,512

Amortization expense recognized during the three months ended December 31, 2012 and 2011 was $280,806 and $211,281, respectively, and during the six months ended December 31, 2012 and 2011 was $658,743 and $421,640, respectively.

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

We tested the long-lived assets for impairment as of June 30, 2012 by comparing the discounted cash flows of the assets to their carrying values and concluded that, as of this date, no impairment existed.  As of December 31, 2012, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Income Taxes

We follow ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

As of December 31, 2012, we have no material unrecognized tax benefits. We recorded an income tax benefit of $404,880 for the three months ended December 31, 2012 and an income tax provision of $159,120 for the six months ended December 31, 2012.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2012, sales to our two largest customers accounted for 43% and 35% of our consolidated net sales and 81% and 0% of our accounts receivable balance as of December 31, 2012. In the same period in 2011, sales to our four largest customers accounted for 24%, 22%, 18% and 15% of our consolidated net sales and 69%, 0%, 0% and 15% of our accounts receivable balance as of December 31, 2011. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2012 and 2011.

For the six months ended December 31, 2012, we purchased the majority of our wireless data products from one major manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the six months ended December 31, 2012, we purchased wireless data products from this supplier in the amount of $10,603,422, or 82.6% of total purchases, and had related accounts payable of $2,356,744 as of December 31, 2012. For the six months ended December 31, 2011, we purchased wireless data products from two suppliers in the amount of $3,598,862, or 89% of total purchases, and had related accounts payable of $1,446,015 as of December 31, 2011.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2012	June 30, 2012
Machinery and facility	$218,889	$159,569
Office equipment	351,531	297,258
Molds	396,016	382,245
Vehicle	9,843	9,843
Construction in progress	165,432	–
	1,141,711	848,915
Less accumulated depreciation	(533,638)	(420,927)
Total	$608,073	$427,988

Depreciation expense associated with property and equipment was $112,711 and $81,522 for the six months ended December 31, 2012 and 2011, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2012	June 30, 2012
Accrued salaries, incentives	$–	$135,000
Accrued salaries, payroll and related expenses	333,555	–
Accrued salaries, retirement fund	–	177,912
Accrued vacation	100,218	122,380
Payroll taxes	41,098	24,813
Other accrued liabilities	43,614	481,776
Total	$518,485	$941,881

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	December 31, 2012	June 30, 2012
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due September 2011, which was extended to March 2013 (interest rate of 7.36% per annum as extended)	$139,134	$139,134
Total	$139,134	$139,134

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

For the three months ended December 31, 2012, we were in a net loss position and have excluded 1,273,170 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. For the three and six months ended December 31, 2011, we were in a net loss position and have excluded 876,502 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income (loss) attributable to parent company stockholders	$(716,735)	$(488,190)	$21,849	$(940,774)

Weighted-average shares of common stock outstanding:
Basic	10,345,688	11,837,559	11,084,899	11,834,788
Diluted	10,345,688	11,837,559	11,290,154	11,834,788
Basic earnings (loss) per share attributable to parent company stockholders	$(0.07)	$(0.04)	$0.00	$(0.08)

Diluted earnings (loss) per share attributable to parent company stockholders	$(0.07)	$(0.04)	$0.00	$(0.08)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the new lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $49,728 for the three months ended December 31, 2012 and 2011, and $99,456 and $87,073 for the six months ended December 31, 2012 and 2011, respectively. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,840, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $23,520 and $23,250 for the three months ended December 31, 2012 and 2011, respectively, and $47,040 and $46,500 for the six months ended December 31, 2012 and 2011, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expired on September 30, 2012 and July 31, 2012, respectively, which were extended to September 13, 2013, and July 31, 2013, respectively. Rent expense related to the operating leases was $5,460 and $6,142 for the three months ended December 31, 2012 and 2011, respectively, and $10,807 and $8,865 for the six months ended December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. On August 16, 2011, Brandywine Communications Technologies, LLC filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 5,373,149. The Company provided device was purchased by the Company from one of our suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of December 31, 2012, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and six months ended December 31, 2012 was $75,266 and $150,532, respectively, and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the three months ended December 31, 2012 was $0.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2012	1,328,170	$1.16	7.09	$305,395
Granted	–
Exercised	(30,000)	0.75
Cancelled	–
Forfeited or Expired	(25,000)	1.34

Outstanding as of December 31, 2012	1,273,170	$1.17	6.30	$1,052,521

Exercisable as of December 31, 2012	324,166	$0.60	2.19	$452,470

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.00 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2012 in the amount of 1,356,485 shares was $1.07 per share.

As of December 31, 2012, there was $578,233 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amounts of $8,800 and $360 from C-Motech, for the six months ended December 31, 2012 and 2011, respectively, and had related accounts payable of $0 and $0 as of December 31, 2012 and 2011, respectively. As of December 31, 2012, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

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

As of December 31, 2012, C-Motech owes us approximately $250,000, relating to the defense of a patent infringement claim.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2012, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended December 31, 2012.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2012 and 2011, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.8%	84.6%	78.1%	83.3%
Gross profit	16.2%	15.4%	21.9%	16.7%
Operating expenses	39.9%	48.8%	21.9%	48.4%
Loss from operations	(23.7%)	(33.4%)	0.0%	(31.7%)
Other income (expense), net	0.0%	0.0%	(0.3%)	0.5%
Net loss before income taxes	(23.7%)	(33.4%)	(0.3%)	(31.2%)
Income tax provision (benefit)	(7.6%)	(11.0%)	0.9%	(8.3%)
Net loss	(16.1%)	(22.4%)	(1.2%)	(22.9%)
Non-controlling interest in net loss of subsidiary	2.7%	6.2%	1.3%	7.6%
Net income (loss) attributable to parent company stockholders	(13.4%)	(16.2%)	0.1%	(15.3%)

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

NET SALES - Net sales increased by $2,342,888, or 77.8%, to $5,355,369 for the three months ended December 31, 2012 from $3,012,481 for the corresponding period of 2011. For the three months ended December 31, 2012, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $628 (0.0% of net sales), $5,063,619 (94.6% of net sales), and $291,122 (5.4% of net sales), respectively. For the three months ended December 31, 2011, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $13,200 (0.4% of net sales), $2,057,228 (68.3% of net sales), and $942,053 (31.3% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $12,572, or 95.2%, to $628 for the three months ended December 31, 2012 from $13,200 for the corresponding period of 2011.   The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $3,006,391, or 146.1%, to $5,063,619 for the three months ended December 31, 2012 from $2,057,228 for the corresponding period of 2011. The increase in net sales was primarily due to the market release of new products and the addition of new customers. Net sales in Asia decreased by $650,931, or 69.1%, to $291,122 for the three months ended December 31, 2012 from $942,053 for the corresponding period of 2011. The decrease in net sales was primarily due to lower sales of the Company’s M600 dual-mode (3G and 4G) embedded modules. During the three months ended December 31, 2011, a customer purchased significant quantities of this product which did not recur during the three months ended December 31, 2012.

GROSS PROFIT - Gross profit increased by $404,112, or 87.1%, to $868,052 for the three months ended December 31, 2012 from $463,940 for the corresponding period of 2011.  The increase was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 16.2% for the three months ended December 31, 2012 compared to 15.4% for the corresponding period of 2011.  The increase in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period.

OPERATING EXPENSES - Operating expenses increased by $663,046, or 45.1%, to $2,134,501 for the three months ended December 31, 2012 from $1,471,455 for the corresponding period of 2011.  The increase was due to several factors including higher payroll and payroll related expenses due to headcount growth, share-based compensation expense due to additional stock option grants, shipping expense due to higher sales volumes, legal and accounting fees and R&D expense due to the amount of costs being expensed vs. capitalized.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $541 to $361 for the three months ended December 31, 2012 from ($180) for the corresponding period of 2011.

SIX MONTHS ENDED DECEMBER 31, 2012 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2011

NET SALES - Net sales increased by $12,356,512, or 201.4%, to $18,492,447 for the six months ended December 31, 2012 from $6,135,935 for the corresponding period of 2011. For the six months ended December 31, 2012, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $746,928 (4.0% of net sales), $17,015,711 (92.0% of net sales), and $729,808 (4.0% of net sales), respectively. For the six months ended December 31, 2011, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $51,900 (0.8% of net sales), $4,435,735 (72.3% of net sales), and $1,648,300 (26.9% of net sales), respectively.

Net sales in the South American and Caribbean regions increased by $695,028, or 1,339.2%, to $746,928 for the six months ended December 31, 2012 from $51,900 for the corresponding period of 2011.   The increase was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $12,579,976, or 283.6%, to $17,015,711 for the six months ended December 31, 2012 from $4,435,735 for the corresponding period of 2011. The increase in net sales was primarily due to the market release of new products and the addition of new customers. Net sales in Asia decreased by $918,492, or 55.7%, to $729,808 for the six months ended December 31, 2012 from $1,648,300 for the corresponding period of 2011. The decrease in net sales was primarily due to lower sales of the Company’s M600 dual-mode (3G and 4G) embedded modules. During the six months ended December 31, 2011, a customer purchased significant quantities of this product which did not reoccur during the three months ended December 31, 2012.

GROSS PROFIT - Gross profit increased by $3,025,414, or 295.9%, to $4,047,994 for the six months ended December 31, 2012 from $1,022,580 for the corresponding period of 2011.  The increase was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 21.9% for the six months ended December 31, 2012 compared to 16.7% for the corresponding period of 2011.  The increase in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period.

OPERATING EXPENSES - Operating expenses increased by $1,088,952, or 36.7%, to $4,056,997 for the six months ended December 31, 2012 from $2,968,045 for the corresponding period of 2011.  The increase was due to several factors including higher payroll and payroll related expenses due to headcount growth, share-based compensation expense due to additional stock option grants, shipping expense due to higher sales volumes, legal and accounting fees and R&D expense due to the amount of costs being expensed vs. capitalized.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $79,371 to ($51,183) for the six months ended December 31, 2012 from $28,188 for the corresponding period of 2011. The decrease was primarily due to expenses incurred by FTI.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand and cash flow from operations.

OPERATING ACTIVITIES - Net cash provided by operating activities for the six months ended December 31, 2012 and 2011 was $6,166,150 and $3,051,316, respectively.

The $6,166,150 in net cash provided by operating activities for the six months ended December 31, 2012 was primarily due to the decreases in accounts receivable and other receivables and inventory of $10,955,998 and $1,087,628, respectively, and the non-cash charge for amortization of $658,743, which were partially offset by the decrease in accounts payable of $6,230,934. The $3,051,316 in net cash provided by operating activities for the six months ended December 30, 2011 was primarily due to the decreases in accounts receivable and inventory of $4,582,036 and $683,277, respectively, which were partially offset by the decrease in accounts payable of $961,667 as well as the net loss of $1,408,619.

INVESTING ACTIVITIES - Net cash used in investing activities for the six months ended December 31, 2012 and 2011 was $1,269,045 and $966,202, respectively.

The $1,269,045 in net cash used in investing activities for the six months ended December 31, 2012 was primarily due to the payments for capitalized product development and purchases of intangible assets (primarily for new product certification efforts) of $358,630 and $615,279, respectively, and the purchase of fixed assets of $292,796. We capitalize product development and certification costs because such products are expected to be sold in future periods and provide economic benefit to the Company. The $966,202 in net cash used in investing activities for the six months ended December, 2011 was primarily due to the payments for capitalized product development of $881,906.

FINANCING ACTIVITIES - Net cash used in financing activities for the six months ended December 31, 2012 was $2,383,914. Net cash provided by financing activities for the six months ended December 31, 2011 was $578,853.

The $2,383,914 in net cash used in financing activities for the six months ended December 31, 2012 was primarily due to the repurchase of 1,538,602 shares of our Common Stock from the Sherman Group pursuant to a Stock Repurchase Agreement dated September 19, 2012. The purchase price was $2,831,028, or $1.84 per share, including a premium of approximately $440,000 from the market price on the date of the Agreement that was recorded in operating expenses in the period ending June 30, 2012. In addition to the purchase price, a commission of $15,386 was recorded as a reduction of capital for this repurchase. The $578,853 in net cash provided by financing activities for the six months ended December 31, 2011 was primarily due to the proceeds from the issuance of FTI common stock to new investors of $542,603.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the new lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $49,728 for the three months ended December 31, 2012 and 2011, and $99,456 and $87,073 for the six months ended December 31, 2012 and 2011, respectively. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,840, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $23,520 and $23,250 for the three months ended December 31, 2012 and 2011, respectively, and $47,040 and $46,500 for the six months ended December 31, 2012 and 2011, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expired on September 30, 2012 and July 31, 2012, respectively, which were extended to September 13, 2013, and July 31, 2013, respectively. Rent expense related to the operating leases was $5,460 and $6,142 for the three months ended December 31, 2012 and 2011, respectively, and $10,807 and $8,865 for the six months ended December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, C-Motech owns 1,566,672 shares, or 15%, of our Common Stock.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the six months ended December 31, 2012, contained within this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS*.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President and Acting Chief Financial Officer

Dated: February 14, 2013

