Form 10-Q
period 2013-03-31
FRANKLIN WIRELESS CORP
filed 2013-05-15
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The Registrant has 10,374,369 shares of common stock outstanding as of May 15, 2013.

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,739,486	$9,419,441
Accounts receivable	3,996,161	13,072,597
Other receivables, net	89,724	150,354
Inventories	196,222	1,746,877
Loan to an employee	31,472	30,337
Prepaid expenses and other current assets	64,487	106,238
Prepaid income taxes	1,202,722	1,244,279
Deferred tax assets, current	–	55,043
Advance payment to vendor	94,617	222,869
Total current assets	16,414,891	26,048,035
Property and equipment, net	690,979	427,988
Intangible assets, net	3,339,619	3,515,512
Deferred tax assets, non-current	1,433,348	1,482,926
Goodwill	273,285	273,285
Other assets	128,862	123,605
TOTAL ASSETS	$22,280,984	$31,871,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,556,867	$10,076,221
Advance payments from customers	30,070	1,061
Accrued liabilities	699,484	941,881
Marketing funds payable	1,633,806	1,633,806
Short-term borrowings	139,134	139,134
Total current liabilities	6,059,361	12,792,103
Other long-term liabilities	–	185,980
Total liabilities	6,059,361	12,978,083

Commitments and contingencies (Notes 8 and 10)

Stockholders’ equity:
Parent company stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2013 and June 30, 2012	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,374,369 and 11,882,971 issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	13,646	13,616
Additional paid-in capital	6,924,686	6,681,378
Retained earnings	13,366,739	13,398,461
Treasury stock, 3,342,286 and 1,803,684 as of March 31, 2013 and June 30, 2012, respectively	(4,279,479)	(1,873,065)
Accumulated other comprehensive income (loss)	(38,417)	20,333
Total parent company stockholders’ equity	15,987,175	18,240,723
Non-controlling interests	234,448	652,545
Total stockholders’ equity	16,221,623	18,893,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,280,984	$31,871,351

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net sales	$6,526,505	$2,619,330	$25,018,952	$8,755,265
Cost of goods sold	5,072,146	2,276,243	19,516,599	7,389,598
Gross profit	1,454,359	343,087	5,502,353	1,365,667

Operating expenses:
Selling, general and administrative	1,100,839	965,632	3,629,814	3,006,521
Research and development	621,532	493,419	2,149,554	1,420,575
Total operating expenses	1,722,371	1,459,051	5,779,368	4,427,096
Loss from operations	(268,012)	(1,115,964)	(277,015)	(3,061,429)

Other income (loss), net:
Interest income	4,377	7,214	15,277	25,214
Loss on disposal of property and equipment	–	–	–	(291)
Gain on debt extinguishment	103,803	–	103,803	–
Other income (loss), net	(1,801)	(12,380)	(63,884)	(1,901)
Total other income (loss), net	106,379	(5,166)	55,196	23,022
Net loss before provision for income taxes	(161,633)	(1,121,130)	(221,819)	(3,038,407)
Income tax provision (benefit)	68,880	(253,000)	228,000	(761,658)
Net loss	(230,513)	(868,130)	(449,819)	(2,276,749)
Non-controlling interests in net loss of subsidiary at 48.2%	176,942	233,570	418,097	701,415
Net loss attributable to parent company stockholders	$(53,571)	$(634,560)	$(31,722)	$(1,575,334)

Basic loss per share attributable to parent company stockholders	$(0.01)	$(0.05)	$(0.00)	$(0.13)
Diluted loss per share attributable to parent company stockholders	$(0.01)	$(0.05)	$(0.00)	$(0.13)

Weighted average common shares outstanding – basic	10,374,369	11,882,971	10,850,658	11,850,790
Weighted average common shares outstanding – diluted	10,374,369	11,882,971	10,850,658	11,850,790

Comprehensive loss
Net loss	$(230,513)	$(868,130)	$(449,819)	$(2,276,749)
Translation adjustments	16,387	12,135	(58,750)	45,815
Comprehensive loss	(214,126)	(855,995)	(508,569)	(2,230,934)
Comprehensive loss attributable to non-controlling interest	176,942	233,570	418,097	701,415
Comprehensive loss attributable to controlling interest	$(37,184)	$(622,425)	$(90,472)	$(1,529,519)

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net loss	$(449,819)	$(2,276,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of property and equipment	–	291
Gain on debt extinguishment	(103,803)	–
Depreciation	170,603	121,638
Amortization of intangible assets	1,047,289	657,503
Write off of uncollectible accounts receivable	–	150,907
Deferred tax provision (benefit)	104,621	(762,458)
Share-based compensation	220,838	167,084
Increase (decrease) in cash due to change in:
Accounts receivable (including other receivables, net)	9,137,066	4,469,024
Inventories	1,550,655	773,339
Prepaid expense and other current assets	41,751	(20,168)
Prepaid income taxes	41,557	(13,237)
Advance payment to vendor	128,252	(390,337)
Other assets	(5,257)	654
Accounts payable	(6,415,551)	(753,047)
Income taxes payable	–	(121,362)
Advance payment from customers	29,009	(9,931)
Accrued liabilities	(242,397)	52,215
Other long-term liabilities	(185,980)	(1,504)
Net cash provided by operating activities	5,068,834	2,043,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(433,594)	(25,675)
Payment for capitalized development costs	(219,778)	(1,321,141)
Purchases of intangible assets	(651,618)	(38,919)
Loan to employee	(1,135)	(35,156)
Net cash used in investing activities	(1,306,125)	(1,420,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock related to stock options exercised	22,500	36,250
Increased non-controlling interests related to issuance of stock to investors	–	542,603
Repurchase of common stock	(2,406,414)	–
Net cash (used in) provided by financing activities	(2,383,914)	578,853

Effect of foreign currency translation	(58,750)	45,814
Net increase in cash and cash equivalents	1,320,045	1,247,648
Cash and cash equivalents, beginning of period	9,419,441	11,357,878
Cash and cash equivalents, end of period	$10,739,486	$12,605,526

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$9,201	$6,405
Income taxes	$226,289	$143,774

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, a wholly-owned subsidiary, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of March 31, 2013 and June 30, 2012. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2013, the non-controlling interest was $234,448, which represents a $418,097 decrease from $652,545 as of June 30, 2012. The decrease was due to the net loss of subsidiary of $866,702 for the nine months ended March 31, 2013, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America, and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2013	2012	2013	2012
United States	$5,950,544	$2,184,064	$22,966,255	$6,619,799
Caribbean and South America	383,024	26,774	1,129,952	78,674
Asia	192,937	408,492	922,745	2,056,792
Totals	$6,526,505	$2,619,330	$25,018,952	$8,755,265

Long-lived assets, net:	March 31, 2013	June 30, 2012
United States	$2,792,029	$706,065
Asia	1,238,569	3,237,435
Totals	$4,030,598	$3,943,500

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

Reclassifications

Research and development expenses are reported separately from selling, general and administrative expenses for the three and nine months ended March 31, 2013 and 2012, as presented on the accompanying consolidated statements of operations and comprehensive income (loss). Research and development expenses were previously included in selling, general and administrative expenses and were not reported separately. These reclassifications do not affect previously reported net sales, net income (loss), earnings per share, or any portion of our consolidated balance sheets or consolidated statements of cash flow for any period presented. Non-trade receivables of $89,724 and $150,354 have been reclassified from accounts receivable to other receivables on the consolidated balance sheets as of March 31, 2013 and June 30, 2012, respectively. This reclassification does not affect previously reported consolidated statements of operations and comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as advances, cash equivalents, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds.

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of March 31, 2013 and June 30, 2012.

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

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services are included in our cost of goods sold. Cost of goods sold also includes amortization expense associated with capitalized product development costs associated with completed technology.

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

As of March 31, 2013 and June 30, 2012, capitalized product development costs in progress were $0 and $1,258,499, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months ended March 31, 2013, we incurred $12,315 in capitalized product development costs, and during the nine months ended March 31, 2013, we incurred $370,945 in capitalized product development costs of which $151,167 was transferred to property and equipment. In addition, during the three months ended March 31, 2013, we transferred $909,962 to completed technology, and during the nine months ended March 31, 2013, we transferred $1,445,219 to completed technology and $33,058 to certifications & licenses following the completion of certain product development efforts. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of operations.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $621,532 and $493,419 for the three months ended March 31, 2013 and 2012, respectively, and $2,149,554 and $1,420,575 for the nine months ended March 31, 2013 and 2012, respectively.

Warranties

We provide a factory warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. In general, these products are shipped directly from our vendors to our customers. As a result, we do not have warranty exposure and do not accrue any warranty expenses.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statement of operations and comprehensive income (loss), were $32,318 and $24,656 for the three months ended March 31, 2013 and 2012, respectively, and $204,008 and $64,844 for the nine months ended March 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  However, as of March 31, 2013 and June 30, 2012, we believe our inventory needs no such reserves and have recorded no inventory reserves.

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

The definite lived intangible assets consisted of the following as of March 31, 2013:

Definite Lived Intangible Assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.0 years	$490,000	$490,000	$–
Complete technology	3 years	0.1 years	1,517,683	1,478,251	39,432
Complete technology	3 years	1.8 years	281,714	127,788	153,926
Complete technology	3 years	2.3 years	361,249	120,428	240,821
Complete technology	3 years	2.5 years	174,010	29,001	145,009
Complete technology	3 years	2.8 years	909,962	50,553	859,409
Supply and development agreement	8 years	4.6 years	1,121,000	490,438	630,562
Software	5 years	2.8 years	169,798	68,776	101,022
Patents	10 years	9.5 years	12,218	466	11,752
Certifications & licenses	3 years	2.7 years	1,379,831	222,145	1,157,686
Total as of March 31, 2013			$6,417,465	$3,077,846	$3,339,619

The definite lived intangible assets consisted of the following as of June 30, 2012:

Definite Lived Intangible Assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.3 years	$490,000	$449,167	$40,833
Complete technology	3 years	0.8 years	1,517,683	1,098,830	418,853
Complete technology	3 years	2.5 years	281,714	46,952	234,762
Supply and development agreement	8 years	5.3 years	1,121,000	385,344	735,656
Technology in progress	Not Applicable	–	1,258,499	–	1,258,499
Software	5 years	3.3 years	163,607	44,033	119,574
Patents	10 years	9.7 years	11,944	289	11,655
Certifications & licenses	3 years	2.9 years	701,622	5,942	695,680
Total as of June 30, 2012			$5,546,069	$2,030,557	$3,515,512

Amortization expense recognized during the three months ended March 31, 2013 and 2012 was $388,546 and $235,863, respectively, and during the nine months ended March 31, 2013 and 2012 was $1,047,289 and $657,503, respectively.

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

We tested the long-lived assets for impairment as of June 30, 2012 by comparing the discounted cash flows of the assets to their carrying values and concluded that, as of this date, no impairment existed.  As of March 31, 2013, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2013, we have no material unrecognized tax benefits. We recorded an income tax provision of $68,880 and $228,000 for the three and nine months ended March 31, 2013, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2013, sales to our three largest customers accounted for 43%, 26%, and 18% of our consolidated net sales and 26%, 0%, and 64% of our accounts receivable balance as of March 31, 2013. In the same period in 2012, sales to our four largest customers accounted for 32%, 17%, 16% and 10% of our consolidated net sales and 74%, 0%, 0% and 0% of our accounts receivable balance as of March 31, 2012. No other customers accounted for more than ten percent of total net sales for the nine months ended March 31, 2013 and 2012.

For the nine months ended March 31, 2013, we purchased the majority of our wireless data products from one major manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the nine months ended March 31, 2013, we purchased wireless data products from this supplier in the amount of $14,613,843, or 86% of total purchases, and had related accounts payable of $2,702,840 as of March 31, 2013. For the nine months ended March 31, 2012, we purchased wireless data products from two suppliers in the amount of $4,870,524, or 90% of total purchases, and had related accounts payable of $1,255,322 as of March 31, 2012.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2013	June 30, 2012
Machinery and facility	$292,846	$159,569
Office equipment	351,530	297,258
Molds	614,802	382,245
Vehicle	9,843	9,843
Construction in progress	13,488	–
	1,282,509	848,915
Less accumulated depreciation	(591,530)	(420,927)
Total	$690,979	$427,988

Depreciation expense associated with property and equipment was $170,603 and $121,638 for the nine months ended March 31, 2013 and 2012, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2013	June 30, 2012
Accrued salaries, incentives	$552,358	$135,000
Accrued salaries, retirement fund	–	177,912
Accrued vacation	98,971	122,380
Payroll taxes	4,847	24,813
Other accrued liabilities	43,308	481,776
Total	$699,484	$941,881

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	March 31, 2013	June 30, 2012
Loan dated June 2011, due to a financial institution, with monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due September 2011, which was extended to September 2013 (interest rate of 7.36% per annum as extended)	$139,134	$139,134

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

For the three months and nine months ended March 31, 2013, we were in a net loss position and have excluded 1,273,170 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. For the three and nine months ended March 31, 2012, we were in a net loss position and have excluded 876,502 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net loss attributable to parent company stockholders	$(53,571)	$(634,560)	$(31,722)	$(1,575,334)
Weighted-average shares of common stock outstanding:
Basic	10,374,369	11,882,971	10,850,658	11,850,790
Diluted	10,374,369	11,882,971	10,850,658	11,850,790
Basic loss per share attributable to parent company stockholders	$(0.01)	$(0.05)	$(0.00)	$(0.13)
Diluted loss per share attributable to parent company stockholders	$(0.01)	$(0.05)	$(0.00)	$(0.13)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the new lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $49,728 for the three months ended March 31, 2013 and 2012, and $149,185 and $136,801 for the nine months ended March 31, 2013 and 2012, respectively. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,840, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was $23,250 for the three months ended March 31, 2013 and 2012, respectively, and $70,560 and $69,750 for the nine months ended March 31, 2013 and 2012, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expired on September 30, 2012 and July 31, 2012, respectively, which were extended to September 13, 2013, and July 31, 2013, respectively. Rent expense related to the operating leases was $5,495 and $5,293 for the three months ended March 31, 2013 and 2012, respectively, and $16,302 and $14,158 for the nine months ended March 31, 2013 and 2012, respectively.

Contingency

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, which represented amounts owed to the Company by C-Motech for certain marketing funds as well as the settlement of a price dispute for products previously purchased by the Company from C-Motech. Under the Agreement, the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors. On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and we are unable to determine whether or not this repurchase will take place. We have been advised that there are two individuals who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares is being disputed by C-Motech. It is our understanding that this matter is currently being adjudicated in U.S. and Korean courts. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations.

As of March 31, 2013, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. On August 16, 2011, Brandywine Communications Technologies, LLC filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 5,373,149. The Company provided device was purchased by the Company from one of our suppliers. The supplier has been notified of the complaint and is evaluating this matter. As of March 31, 2013, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012. A Settlement Conference has been scheduled on June 12, 2013. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

On December 14, 2011, our officers and directors were named as defendants in an action filed by Sherman Capital Group LLC, Singer Children's Management Trust, David S. Oros, Milfam NG LLC and Lloyd I. Miller-Trust C (the “Sherman Group”) in the Superior Court of the State of California for the County of San Diego.  The complaint seeks damages and declaratory relief for alleged breaches of fiduciary duty by our officers and directors in the management of the Company. The complaint does not specify an amount of damages. Our officers and directors are entitled to indemnity from the Company under the Company’s bylaws. On January 20, 2012, we filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. Following several motions and filings submitted to the Court by both parties, we answered the complaint in the United States District Court on April 10, 2012 and an Early Neutral Evaluation Conference took place on June 11, 2012.

On September 19, 2012, we entered into a Stock Repurchase Agreement and a Standstill Agreement, each with Sherman Capital Group, LLC; Karen Singer, Trustee Of Singer Children’s Management Trust; David S. Oros; Milfam NG LLC; and PNC Trust Company of Delaware, Trustee of Lloyd I. Miller – Trust C (the “Sherman Group”). Under the terms of the Stock Repurchase Agreement, we agreed to repurchase 1,538,602 shares of our Common Stock from the members of the Sherman Group for a purchase price of $2,831,028, or $1.84 per share, representing a premium of $440,000 from the market price on the date of the Agreement, which was recorded in operating expenses in the period ended June 30, 2012. In addition to the purchase price, a commission of $15,386 associated with this repurchase was recorded as a reduction of capital. Under the terms of the Standstill Agreement, the members of the Sherman Group agreed that they will not (i) acquire any Common Stock or other securities of the Company, (ii) make any tender offer with respect to securities of the Company, (iii) participate in any solicitation of proxies with respect to the Company, (iv) form, join or in any way participate in a “group” (within the meaning of Section 13(d)(3) of the Exchange Act and Rule 13d-5(b) thereunder) with respect to the securities of the Company, or (v) act, alone or in concert with others, to seek to control or influence the management, Board of Directors or policies of the Company. On September 27, 2012, we completed the repurchase of the shares of our Common Stock from the Sherman Group.

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

On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and nine months ended March 31, 2013 was $70,307 and $220,838, respectively, and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the three months ended March 31, 2013 was $0.

A summary of the status of our stock options is presented below:

			Weighted-
			Average-
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2012	1,328,170	$1.16	7.09	$305,395
Granted	–
Exercised	(30,000)	0.75
Cancelled	–
Forfeited or Expired	(25,000)	1.34
Outstanding as of March 31, 2013	1,273,170	$1.17	6.05	$415,938
Exercisable as of March 31, 2013	353,167	$0.67	2.36	$294,738

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.50 as of March 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2013 in the amount of 1,356,485 shares was $1.07 per share.

As of March 31, 2013, there was $507,926 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.57 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amounts of $8,800 and $360 from C-Motech, for the nine months ended March 31, 2013 and 2012, respectively, and had related accounts payable of $0 and $0 as of March 31, 2013 and 2012, respectively. As of March 31, 2013, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

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

On January 28, 2011 (the “Amendment Date”), the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and we are unable to determine whether or not this repurchase will take place. We have been advised that there are two individuals who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares is being disputed by C-Motech. It is our understanding that this matter is currently being adjudicated in U.S. and Korean courts. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations.

As of March 31, 2013, C-Motech owes us approximately $271,000, relating to the defense of a patent infringement claim.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2012, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended March 31, 2013.

 RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2013 and 2012, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.7%	86.9%	78.0%	84.4%
Gross profit	22.3%	13.1%	22.0%	15.6%
Operating expenses	26.4%	55.7%	23.1%	50.6%
Loss from operations	(4.1%)	(42.6%)	(1.1%)	(35.0%)
Other income (expense), net	1.6%	(0.2%)	0.2%	0.3%
Net loss before income taxes	(2.5%)	(42.8%)	(0.9%)	(34.7%)
Income tax provision (benefit)	1.1%	(9.7%)	0.9%	(8.7%)
Net loss	(3.6%)	(33.1%)	(1.8%)	(26.0%)
Non-controlling interest in net loss of subsidiary	2.7%	8.9%	1.7%	8.0%
Net loss attributable to parent company stockholders	(0.9%)	(24.2%)	(0.1%)	(18.0%)

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

NET SALES - Net sales increased by $3,907,175, or 149.2%, to $6,526,505 for the three months ended March 31, 2013 from $2,619,330 for the corresponding period of 2012. For the three months ended March 31, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $383,024 (5.9% of net sales), $5,950,544 (91.2% of net sales), and $192,937 (2.9% of net sales), respectively. For the three months ended March 31, 2012, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $26,774 (1.0% of net sales), $2,184,064 (83.4% of net sales), and $408,492 (15.6% of net sales), respectively.

Net sales in the South American and Caribbean regions increased by $356,250, or 1,330.6%, to $383,024 for the three months ended March 31, 2013 from $26,774 for the corresponding period of 2012.   The increase was primarily due to the market release of a new product sold to an existing customer. Net sales in the United States increased by $3,766,480, or 172.5%, to $5,950,544 for the three months ended March 31, 2013 from $2,184,064 for the corresponding period of 2012. The increase in net sales was primarily due to the market release of new products and the addition of a new customer. Net sales in Asia decreased by $215,555, or 52.8%, to $192,937 for the three months ended March 31, 2013 from $408,492 for the corresponding period of 2012. The decrease in net sales was primarily due to lower revenue generated by FTI, which typically varies from quarter to quarter.

GROSS PROFIT – Gross profit increased by $1,111,272, or 323.9%, to $1,454,359 for the three months ended March 31, 2013 from $343,087 for the corresponding period of 2012.  The increase was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 22.3% for the three months ended March 31, 2013 compared to 13.1% for the corresponding period of 2012.  The increase in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period. In addition, because certain fixed costs relating to amortization of intangible assets are included in cost of goods sold, the gross profit for the quarter ending March 31, 2012 was negatively affected by this due to lower net sales compared to the quarter ending March 31, 2013.

OPERATING EXPENSES - Operating expenses increased by $263,320, or 18.0%, to $1,722,371 for the three months ended March 31, 2013 from $1,459,051 for the corresponding period of 2012.  The increase was due to several factors including higher R&D expense due to the amount of costs being expensed vs. capitalized, payroll and payroll related expenses due to headcount growth, depreciation expense and shipping expense due to higher sales volumes.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $111,545 to $106,379 for the three months ended March 31, 2013 from ($5,166) for the corresponding period of 2012. The increase was primarily due to negotiated reductions in fees previously charged by one of Company’s service providers.

NINE MONTHS ENDED MARCH 31, 2013 COMPARED TO NINE MONTHS ENDED MARCH 31, 2012

NET SALES - Net sales increased by $16,263,687, or 185.8%, to $25,018,952 for the nine months ended March 31, 2013 from $8,755,265 for the corresponding period of 2012. For the nine months ended March 31, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $1,129,952 (4.5% of net sales), $22,966,255 (91.8% of net sales), and $922,745 (3.7% of net sales), respectively. For the nine months ended March 31, 2012, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia, were $78,674 (0.9% of net sales), $6,619,799 (75.6% of net sales), and $2,056,792 (23.5% of net sales), respectively.

Net sales in the South American and Caribbean regions increased by $1,051,278, or 1,336.2%, to $1,129,952 for the nine months ended March 31, 2013 from $78,674 for the corresponding period of 2012.   The increase was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. The increase in net sales was also due to the market release of a new product sold to an existing customer. Net sales in the United States increased by $16,346,456, or 246.9%, to $22,966,255 for the nine months ended March 31, 2013 from $6,619,799 for the corresponding period of 2012. The increase in net sales was primarily due to the market release of new products and the addition of new customers. Net sales in Asia decreased by $1,134,047, or 55.1%, to $922,745 for the nine months ended March 31, 2013 from $2,056,792 for the corresponding period of 2012. The decrease in net sales was primarily due to lower sales of the Company’s M600 dual-mode (3G and 4G) embedded modules. During the nine months ended March 31, 2012, a customer purchased significant quantities of this product which did not reoccur during the nine months ended March 31, 2013. The decrease was also attributable to lower revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT – Gross profit increased by $4,136,686, or 302.9%, to $5,502,353 for the nine months ended March 31, 2013 from $1,365,667 for the corresponding period of 2012.  The increase was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 22.0% for the nine months ended March 31, 2013 compared to 15.6% for the corresponding period of 2012.  The increase in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period. In addition, because certain fixed costs relating to amortization of intangible assets are included in cost of goods sold, the gross profit for the nine months ending March 31, 2012 was negatively affected by this due to lower net sales compared to the nine months ending March 31, 2013.

OPERATING EXPENSES - Operating expenses increased by $1,352,272, or 30.5%, to $5,779,368 for the nine months ended March 31, 2013 from $4,427,096 for the corresponding period of 2012.  The increase was due to several factors including higher R&D expense due to the amount of costs being expensed vs. capitalized, payroll and payroll related expenses due to headcount growth, share-based compensation expense due to additional stock option grants, shipping expense due to higher sales volumes, legal and accounting fees and depreciation expense.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $32,174 to $55,196 for the nine months ended March 31, 2013 from $23,022 for the corresponding period of 2012. The increase was primarily due to negotiated reductions in fees previously charged by one of Company’s service providers, which was partially offset by expenses incurred by FTI.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand and cash flow from operations.

OPERATING ACTIVITIES – Net cash provided by operating activities for the nine months ended March 31, 2013 and 2012 was $5,068,834 and $2,043,872, respectively.

The $5,068,834 in net cash provided by operating activities for the nine months ended March 31, 2013 was primarily due to the decreases in accounts receivable and other receivables and inventory of $9,137,066 and $1,550,655, respectively, and the non-cash charge for amortization of $1,047,289, which were partially offset by the decrease in accounts payable of $6,415,551. The $2,043,872 in net cash provided by operating activities for the nine months ended March 31, 2012 was primarily due to the decreases in accounts receivable and inventory of $4,469,024 and $773,339, respectively, which were partially offset by the decrease in accounts payable of $753,047.

INVESTING ACTIVITIES – Net cash used in investing activities for the nine months ended March 31, 2013 and 2012 was $1,306,125 and $1,420,891, respectively.

The $1,306,125 in net cash used in investing activities for the nine months ended March 31, 2013 was primarily due to the payments for capitalized product development, purchases of fixed assets and purchases of intangible assets (primarily for new product certification efforts) of $219,778, $433,594 and $651,618, respectively. We capitalize product development and certification costs because such products are expected to be sold in future periods and provide economic benefit to the Company. The $1,420,891 in net cash used in investing activities for the nine months ended March 31, 2012 was primarily due to the payments for capitalized product development of $1,321,141.

FINANCING ACTIVITIES – Net cash used in financing activities for the nine months ended March 31, 2013 was $2,383,914. Net cash provided by financing activities for the nine months ended March 31, 2012 was $578,853.

The $2,383,914 in net cash used in financing activities for the nine months ended March 31, 2013 was primarily due to the repurchase of 1,538,602 shares of our Common Stock from the Sherman Group pursuant to a Stock Repurchase Agreement dated September 19, 2012. The purchase price was $2,831,028, or $1.84 per share, including a premium of approximately $440,000 from the market price on the date of the Agreement that was recorded in operating expenses in the period ending June 30, 2012. In addition to the purchase price, a commission of $15,386 associated with this repurchase was recorded as a reduction of capital. The $578,853 in net cash provided by financing activities for the nine months ended March 31, 2012 was primarily due to the proceeds from the issuance of FTI common stock to new investors of $542,603.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the new lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $49,728 for the three months ended March 31, 2013 and 2012, and $149,185 and $136,801 for the nine months ended March 31, 2013 and 2012, respectively. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $7,840, and the lease expires on September 1, 2013. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was $23,250 for the three months ended March 31, 2013 and 2012, respectively, and $70,560 and $69,750 for the nine months ended March 31, 2013 and 2012, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expired on September 30, 2012 and July 31, 2012, respectively, which were extended to September 13, 2013, and July 31, 2013, respectively. Rent expense related to the operating leases was $5,495 and $5,293 for the three months ended March 31, 2013 and 2012, respectively, and $16,302 and $14,158 for the nine months ended March 31, 2013 and 2012, respectively.

Contingency

On July 27, 2010, we entered into a Common Stock Repurchase Agreement with C-Motech (the “Agreement”), under which we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, which represented amounts owed to the Company by C-Motech for certain marketing funds as well as the settlement of a price dispute for products previously purchased by the Company from C-Motech. Under the Agreement, the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. Pursuant to the Agreement, Kwang Sun Han, a director of the Company and the designee of C-Motech on the Company’s Board of Directors, resigned from the Board of Directors. On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and as of the date of this filing, we are unable to determine whether or not this repurchase will take place. We have been advised that there are two individuals who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares is being disputed by C-Motech. It is our understanding that this matter is currently being adjudicated in U.S. and Korean courts. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations.

As of March 31, 2013, C-Motech owns 1,566,672 shares, or 15%, of our Common Stock.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the nine months ended March 31, 2013, contained within this Quarterly Report on Form 10-Q.

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

Franklin Wireless Corp.

Dated: May 15, 2013	By:	/s/ OC Kim
OC Kim, President and Acting Chief Financial Officer

