Form 10-K
period 2013-06-30
FRANKLIN WIRELESS CORP
filed 2013-09-30
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2012, as reported by The OTCQB, was approximately $12,738,368.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 10,374,369 shares of common stock outstanding as of September 30, 2013.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2013 and fiscal 2012 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to South American, Caribbean and Asian countries.

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

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2013 and 2012. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

	Fiscal Year Ended June 30,
Net sales:	2013	2012
United States	$29,978,319	$13,851,066
Caribbean and South America	1,648,452	6,450,174
Asia	1,123,483	3,965,364
Totals	$32,750,254	$24,266,604

Long-lived assets, net:	June 30, 2013	June 30, 2012
United States	$2,595,094	$706,065
Asia	1,109,876	3,237,435
Totals	$3,704,970	$3,943,500

OUR PRODUCTS

We were the world’s first supplier of both CDMA EVDO Rev A and dual-mode (CDMA Rev A/WiMAX) Universal Serial Bus (USB) modems. Our mobile broadband products include a variety of wireless USB modems as well as Wi-Fi “hotspot” routers and embedded modules, which operate over LTE, WiMAX or CDMA networks. Our products provide consumers with an easy and convenient way in which to wirelessly connect to the Internet from laptop or desktop computers. These high-speed devices support the viewing of web pages and sending and receiving email with large file attachments, as well as downloading pictures, videos and music content. Our products are based on widely deployed cellular technologies and operate across 3G and 4G networks including:

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

ROUTERS:

o	Hotspot Routers: Embedded Wi-Fi hotspot routers that operate over CDMA EVDO Rev A, WiMAX or LTE networks.

MODULES:

o	Embedded Modules: Includes single-mode and dual-mode devices that operate over CDMA EVDO Rev A or WiMAX networks and dual-mode (3G and 4G) devices whose primary market is original equipment manufacturers (OEMs) who seek a reliable embedded module solution for their wireless data applications.

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors located primarily in the United States, South America and the Caribbean regions, and Asia. Our products are certified by Sprint, C-Spire Wireless and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

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

All of our wireless devices must pass Federal Communications Commission (FCC) testing in order to be sold in United States markets. CDMA Development Group (“CDG”) test certifications are required in order to launch any CDMA wireless data products with wireless operators in North America, the Caribbean and South America. PCS Type Certification Review Board (“PTCRB”) test certifications are required for all HSPA/GSM wireless data products.  LTE test certifications, as defined by the 3GPP governing body, are required for LTE wireless data products. Certifications are issued as being a qualifier of CDG 1, CDG 2 and CDG 3, PTCRB and 3GPP.

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2013, the manufacturing of our products was primarily contracted out to Samsung Electro-Mechanics (“Samsung”), located in South Korea, and other manufacturing companies located in various parts of Asia.

EMPLOYEES

As of June 30, 2013, we had 67 employees. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.  We depend on a small number of customers for a significant portion of our revenues.  For the year ended June 30, 2013, net revenues from three customers represented 47%, 20%, and 19% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us.  If these customers were to reduce their business with us, our revenues and profitability could materially decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the new lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $198,914 and $186,530 for the years ended June 30, 2013 and 2012, respectively. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expired on September 1, 2013, which was extended to September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $96,000 and $94,000 for the years ended June 30, 2013 and 2012, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expired on September 30, 2013 and July 31, 2013, respectively, which were extended to September 13, 2014 and July 31, 2014, respectively. Rent expense related to the operating leases was $21,721 and $19,408 for the years ended June 30, 2013 and 2012, respectively.

ITEM 3.  LEGAL PROCEEDINGS

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012 and a follow-up Settlement Conference was held on June 12, 2013. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

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

On May 7, 2013, we filed a lawsuit against C-Motech Co., Ltd. in the Superior Court of California for the County of San Diego for breach of a Common Stock Repurchase Agreement we entered into with C-Motech On July 27, 2010. Under that Agreement we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, and the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. This date was extended to March 31, 2011 and certain other changes made by an Amendment to the Agreement, as more particularly described in Item 13 below. However, the repurchase of the remaining 1,566,672 shares was not completed, notwithstanding our formal demand to C-Motech to sell the shares back to us and our attempt to tender payment for the shares. Accordingly, the action seeks damages, specific performance and declaratory relief for breach of the Common Stock Repurchase Agreement. The action also seeks indemnification from C-Motech for breach of other contracts between the parties relating to indemnification and intentional interference with certain other contracts.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the OTCQB under the trading symbol "FKWL." The following table sets forth the range of high and low bid quotations per share for the Common Stock as reported during the years ending June 30, 2013 and 2012. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

	High	Low
Year Ended June 30, 2013
First Quarter	$1.88	$1.25
Second Quarter	$2.48	$1.85
Third Quarter	$1.98	$1.35
Fourth Quarter	$1.79	$1.32

Year Ended June 30, 2012
First Quarter	$2.51	$1.45
Second Quarter	$1.60	$1.11
Third Quarter	$2.00	$1.30
Fourth Quarter	$1.90	$1.30

We have one class of common stock.  As of June 30, 2013, we had 741 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

DIVIDENDS

We have never declared or paid any dividends on our Common Stock.  We currently intend to retain all available funds for use in the operation and development of our business and, therefore, and do not expect to declare or pay any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,153,170	$1.03	846,830

Equity compensation plans not approved by security holders	–	N/A	–

Total	1,153,170	$1.03	846,830

ITEM 6.  SELECTED FINANCIAL DATA

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

We market and sell our products through two channels: directly to wireless operators, and indirectly through strategic partners and distributors.  Our global customer base extends primarily from the United States to South American and Caribbean countries.  Our products are certified by Sprint, C-Spire Wireless and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, we recognize revenues from product sales upon shipment of the products to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a factory warranty for one year, which is covered by our vendors under the purchase agreements. Any net warranty related expenditures made by us have not historically been material.

Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20.  Our products contain embedded software internally developed by FTI which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

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

As of June 30, 2013 and June 30, 2012, capitalized product development costs in progress were $32,500 and $1,258,499, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2013, we incurred $391,316 in capitalized product development costs and transferred $1,445,220, $139,037 and $33,058 to completed technology, property and equipment and certifications and licenses, respectively. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary as of June 30, 2013. As of June 30, 2013, we have federal and state net operating loss carryforwards of approximately $4.0 million and $1.7 million, which expire through 2023 and 2017, respectively. The utilization of net operating loss carryforwards may be subject to limitations under the provisions of the Internal Revenue Code Section 382 and similar state provisions.

Under the provision of ASC 740 “Application of the Uncertain Tax Position Provisions” related to accounting for uncertain tax positions, which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return,  the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2013 and 2012, our statements of operations including data expressed as a percentage of sales:

	Year Ended June 30,
	2013		2012
	(as a percentage of sales)

Net sales	100.0%		100.0%
Cost of goods sold	77.9%		78.5%
Gross profit	22.1%		21.5%
Operating expenses	22.6%		30.8%
Income (loss) from operations	(0.5%	)	(9.3%	)
Other income, net	0.3%		0.5%
Net income (loss) before income taxes	(0.2%	)	(8.8%	)
Income tax provision (benefit)	0.5%		(5.0%	)
Net income (loss)	(0.7%	)	(3.8%	)
Non-controlling interest in net loss of subsidiary	1.2%		3.3%
Net income (loss) attributable to parent company stockholders	0.5%		(0.5%	)

YEAR ENDED JUNE 30, 2013 COMPARED TO YEAR ENDED JUNE 30, 2012

NET SALES - Net sales increased by $8,483,650, or 35.0%, to $32,750,254 for the year ended June 30, 2012 from $24,266,604 for the corresponding period of 2012.  For the year ended June 30, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, and Asia were $1,648,452 (5.0% of net sales), $29,978,319 (91.6% of net sales), and $1,123,483 (3.4% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $4,801,722, or 74.4%, to $1,648,452 for the year ended June 30, 2013, from $6,450,174 for the corresponding period of 2012.   The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $16,127,253, or 116.4%, to $29,978,319 for the year ended June 30, 2013, from $13,851,066 for the corresponding period of 2012. The increase in net sales was primarily due to the market release of new products and the addition of new customers. Net sales in Asia decreased by $2,841,881, or 71.7%, to $1,123,483 for the year ended June 30, 2013, from $3,965,164 for the corresponding period of 2012. The decrease in net sales was primarily due to lower sales of the Company’s M600 dual-mode (3G and 4G) embedded modules. During the year ended June 30, 2012, a customer purchased significant quantities of this product which did not recur during the year ended June 30, 2013. The decrease was also attributable to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $2,005,142, or 38.4%, to $7,233,400 for the year ended June 30, 2013, from $5,228,258 for the corresponding period of 2012. The increase was primarily due to the change in net sales as discussed above.  The gross profit in terms of net sales percentage was 22.1% for the year ended June 30, 2013, compared to 21.5% for the corresponding period of 2012.  The increase in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period.

OPERATING EXPENSES - Operating expenses decreased by $83,434, or 1.1%, to $7,402,236 for the year ended June 30, 2013, from $7,485,670 for the corresponding period of 2012.  Operating expenses for the year ended June 30, 2012 included $440,000 relating to the premium paid on the repurchase of Company stock as described elsewhere in this Report as well as a commission paid for a sale that took place in Latin America. Neither of these items reoccurred during the year ended June 30, 2013, which resulted in a year-over-year decrease. These decreases were partially offset by increases in R&D expense due to the amount of costs being expensed vs. capitalized, share-based compensation expense due to stock options granted at the end of the fiscal 2012, shipping expense due to higher sales volumes, legal and accounting fees and depreciation expense.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $27,458 to $96,257 for the year ended June 30, 2013, from $123,715 for the corresponding period of 2012. The decrease was primarily due to higher miscellaneous expenses incurred by FTI, which are included in other income (loss), net.

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

OPERATING ACTIVITIES – Net cash provided by operating activities for the year ended June 30, 2013 was $4,898,047, and net cash used in operating activities for the year ended June 30, 2012 was $239,619. The $4,898,047 in net cash provided by operating activities for the year ended June 30, 2013 was primarily due to the decreases in accounts receivable and inventory of $7,515,203 and $1,484,310, respectively, and the non-cash charge for amortization of $1,383,722, which were partially offset by the decrease in accounts payable of $5,861,873. The $239,619 in net cash used in operating activities for the year ended June 30, 2012 was primarily due to the increases in accounts receivable, prepaid income taxes and inventory of $6,456,811, $1,156,018 and $812,241, respectively, which were partially offset by the increase in accounts payable of $7,294,570 and the non-cash charge of amortization of $892,482. The increase in inventory at June 30, 2012 was due mainly to products in transit to customers.

INVESTING ACTIVITIES - Net cash used in investing activities for the years ended June 30, 2013 and 2012 was $1,460,492 and $2,315,186, respectively. The $1,460,492 in net cash used in investing activities for the year ended June 30, 2013 was primarily due to the purchases of intangible assets and property and equipment of $689,676 and $431,452, respectively, as well as payments for capitalized product development of $252,279.  We capitalize product development costs because such products are expected to be sold in future periods and provide economic benefit to the Company. The $2,315,186 in net cash used in investing activities for the year ended June 30, 2012 was primarily due to the payments for capitalized product development and purchases of intangible assets of $1,412,910 and $719,727, respectively.

FINANCING ACTIVITIES – Net cash used in financing activities for the year ended June 30, 2013 was $2,383,914, and net cash provided by financing activities for the year ended June 30, 2012 was $578,853. The $2,383,914 in net cash used in financing activities for the year ended June 30, 2013 was primarily due to the repurchase of our Common Stock from the Sherman Group in the amount of $2,406,414. Under the terms of the Stock Repurchase Agreement, we agreed to repurchase 1,538,602 shares of our Common Stock from the members of the Sherman Group for a purchase price of $2,831,028, or $1.84 per share, representing a premium of $440,000 from the market price on the date of the Agreement, which was recorded in operating expenses in the period ended June 30, 2012. In addition to the purchase price, a commission of $15,386 associated with this repurchase was recorded as a reduction of capital. The $578,853 in net cash provided by financing activities for the year ended June 30, 2012 was primarily due to the proceeds from the issuance of FTI common stock to new investors of $542,603.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are described below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2013, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
	2014	2015	2016	2017	Thereafter	Total
Leases	$316,833	$298,036	$49,152	$–	$–	$664,021
Borrowings from banks	139,134	–	–	–	–	139,134
Total	$455,967	$298,036	$49,152	$–	$–	$803,155

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

LEASES

We leased approximately 6,070 square feet of office space in San Diego, California, at a monthly rent of $8,975, and the lease expired on August 31, 2011. On September 1, 2011, we moved into new office space, consisting of approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the new lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $198,914 and $186,530 for the years ended June 30, 2013 and 2012, respectively. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expired on September 1, 2013, which was extended to September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $96,000 and $94,000 for the years ended June 30, 2013 and 2012, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expired on September 30, 2013 and July 31, 2013, respectively, which were extended to September 13, 2014 and July 31, 2014, respectively. Rent expense related to the operating leases was $21,721 and $19,408 for the years ended June 30, 2013 and 2012, respectively.

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

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Actor in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2013.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in  Internal Control-Integrated Framework,  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2013.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2013.

Name	Age	Position
OC Kim	49	President, Acting Chief Financial Officer, Secretary and a Director
Gary Nelson	73	Chairman of the Board and a Director
Joon Won Jyoung	71	Director
Johnathan Chee	50	Director
Benjamin Chung	38	Director
Yun J. (David) Lee	52	Chief Operating Officer

OC Kim has been our President, Acting Chief Financial Officer, Secretary and a director since September 2003. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 25 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea.

We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

Gary Nelson has been a director since September 2003. Mr. Nelson was an early investor in Franklin Telecommunications Corp. in the 1980’s and served as a director from 2001 up until the company’s merger with Accetio Inc. in September 2003, at which time the company was renamed Franklin Wireless Corp. Following the merger, Mr. Nelson became a director and ultimately Chairman of the Board of Franklin Wireless Corp. He is co-founder and current President of Churchill Mortgage Corporation, an income property mortgage banking firm based in Los Angeles, California, which is a loan correspondent for major life insurance companies and other financial institutions. The Churchill portfolio consists of approximately $2 billion in loans. In addition, Mr. Nelson is the Chief Operating Officer of Churchill Mortgage Capital, which is the loan origination arm of Churchill Mortgage Corporation. Mr. Nelson’s prior experience includes various marketing positions with Control Data Corporation and design engineering positions with North American Aviation where he worked on the Apollo Project.  He holds a B.S. in Mechanical Engineering from Kansas State University and an MBA from the University of Southern California.

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

Yun J. (David) Lee has been the Chief Operating Officer since September 2008. Mr. Lee has 19 years of upper level management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining the Company, he was President of Ace Electronics, and served as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.

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

CORPORATE GOVERNANCE

During fiscal 2013, the Board of Directors held nine meetings. Each director attended at least 75% of the meetings of the Board, except for Joon Won Jyoung who attended two of the meetings. The Board of Directors has an Audit Committee made up of Messrs. Chung (committee chair) and Nelson and a Compensation Committee made up of Messrs. Nelson (committee chair) and Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2013 and 2012 to our President and Acting Chief Financial Officer and our Chief Operating Officer (The "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All Other Compensation ($)	Total ($)
OC Kim, President and Acting Chief Financial Officer	2012	$200,000	$25,000	$2,000	(2)	-	$227,000
	2013	$200,000	$45,000	$-		-	$245,000
Yun J. (David) Lee, Chief Operating Officer	2012	$170,000	$25,000	$1,000	(2)	-	$196,000
	2013	$170,000	$43,000	$-		-	$213,000

(1) Represents the dollar amount recognized for financial statement report purposes with respect to the fiscal year in accordance with ASC 718 “Compensation - Stock Compensation”.

(2) Represents the dollar amount recognized for an additional compensation cost for the incremental value of the new options measured as the excess of the fair value over the original options immediately before its terms are modified. Please see "NOTE 10. LONG-TERM INCENTIVE PLAN AWARDS," to our financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of June 30, 2013.  The only outstanding equity awards are stock options.  No options were granted to the Named Executive Officers during the 2013 fiscal year. The options previously granted to our Named Executive Officers vest over one or two year periods and are subject to early termination on the occurrence of certain events related to termination of employment.  In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
OC Kim	200,000 (1)	$1.47	06/15/2017	–	–
	97,500 (2)	$0.495	06/11/2014	–	–
Yun J. (David) Lee	100,000 (3)	$1.34	06/15/2022	–	–
	100,000 (4)	$0.45	06/11/2014	–	–
	25,000 (5)	$0.45	06/11/2014	–	–

(1)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a five-year term. On June 15, 2012, the option previously granted on April 19, 2010 for 200,000 shares with an exercise price of $2.07 per share was canceled and a new option was granted for 200,000 shares with an exercise price of $1.47 per share.
(2)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a four-year term.
(3)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a ten-year term. On June 15, 2012, the option previously granted on April 19, 2010 for 100,000 shares with an exercise price of $2.07 per share was canceled and a new option was granted for 100,000 shares with an exercise price of $1.34 per share.
(4)	The option vests and is exercisable over two years as follows, and has a five-year term:

i.	50% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	25% of the shares underlying the option vest eighteen months following the date of the grant.
iii.	25% of the shares underlying the option vest on the second anniversary of the date of the grant.

(5)	The option vests and is exercisable in full on the first anniversary of the date of grant and has a five-year term.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. There is no established policy for the payment of fees or other compensation to any of the members of our Board of Directors. None of our directors received any compensation for serving on our Board for the year ended June 30, 2013.  The following table presents the outstanding equity awards held by each of the named directors as of June 30, 2013.

Options Awards
Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
Gary Nelson	30,000	(2)	$1.34	06/15/2017	15,000	$19,023
Joon Won Jyoung	15,000	(1)	$0.57	10/28/2016	–	–
	30,000	(2)	$1.34	06/15/2017	15,000	$19,023
Johnathan Chee	15,000	(1)	$0.57	10/28/2016	–	–
	30,000	(2)	$1.34	06/15/2017	15,000	$19,023
Benjamin Chung	30,000	(2)	$1.34	06/15/2017	15,000	$19,023

(1)	The options vest and are exercisable in full on the six month anniversary of the date of the grant and have a five-year term.
(2)	The options vest and are exercisable over two years as follows, and have a five-year term:

i.	50% of the shares underlying the option vest on the one year anniversary of the date of the grant.
ii.	50% of the shares underlying the option vest on the two year anniversary of the date of the grant.

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

COMPENSATION DISCUSSION AND ANALYSIS

GENERAL PHILOSOPHY - We compensate our executive officers through a mix of base salary, incentive compensation and stock options. Our compensation policies are designed to be competitive with comparable employers and to align management’s incentives with both near-term and long-term interests of our stockholders. We use informal methods of benchmarking our executive compensation, based on the experience of our directors or, in some cases, studies of industry standards. Our compensation is negotiated on a case by case basis, with attention being given to the amount of compensation necessary to make a competitive offer and the relative compensation among our executive officers.

BASE SALARIES - We want to provide our senior management with a level of cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments.

INCENTIVE COMPENSATION - Our practice is to award cash bonuses based upon performance objectives set by the Board of Directors. We maintain a bonus plan which provides our executive officers and non-executive officers the ability to earn cash bonuses based on the achievement of performance targets. The performance targets are set by the Board of Directors, and bonuses are awarded to executive officers and non-executive officers on a quarterly basis. The actual amount of incentive compensation paid to executive officers and non-executive officers is in the sole discretion of the Board of Directors. For fiscal 2013, the performance targets were based on achieving revenue and operating income targets.

SEVERANCE BENEFITS - We are generally an at will employer, and have no employment agreements with severance benefits; however, we have entered into Change of Control Agreements with our executive officers, and one other employee that provide them with lump sum payments in the event of a change in control of the Company.

RETIREMENT PLANS - We do not maintain any retirement plans.

DIRECTOR COMPENSATION - Our Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. None of our directors received any compensation for serving on our Board for the year ended June 30, 2013.   There is no established policy for the payment of fees or other compensation to any of the members of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2013 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
OC Kim 6205 Lusk Blvd., San Diego, CA 92121	1,499,195		14.45%

Gary Nelson 6205 Lusk Blvd., San Diego, CA 92121	391,825		3.78%

C-Motech Co. Ltd 1321-1Seocho-Dong, Seocho-Gu, Seoul, Korea	1,566,672	(1)	15.10%

Joon Won Jyoung 6205 Lusk Blvd., San Diego, CA 92121	1,340,662		12.92%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	573,132	(2)	5.52%
All directors and executive officers as a group	3,231,682		31.15%

(1)	The shares owned by C-Motech Co. Ltd. are the subject of a legal dispute between C-Motech and third parties relating to the ownership of these shares. In addition, we entered into a Common Stock Repurchase Agreement with C-Motech for the repurchase of these shares, which is the subject of a lawsuit we filed against C-Motech, as described in Item 3, “Legal Proceedings.”
(2)	Based solely on a Schedule 13G dated April 25, 2013, which indicates that Mr. Packer may be deemed to beneficially own 573,132 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We purchased wireless data products in the amount of $8,800 and $2,087,467 from C-Motech, for the years ended June 30, 2013 and 2012, respectively, and had related accounts payable of $0 as of June 30, 2013 and 2012.  As of June 30, 2013, C-Motech owns 1,566,672 shares, or 15.1%, of our Common Stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

FY 2013
Audit Fees	$51,000

Total Fees	$51,000

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year.   The fees set forth on the foregoing table relate to the audit as of and for the year ended June 30, 2013, which was performed by Haskell & White LLP (except for the three months ended September 30, 2012, which was performed by our previous principal accountant BDO USA, LLP). For the three months ended September 30, 2012, BDO USA, LLP billed us $11,500 for audit services. For the fiscal year 2012, BDO USA, LLP billed us $77,250 for audit services and $13,964 for services relating to tax advice and tax planning. In addition, during the fiscal year 2013, BDO USA, LLP billed us $28,997 for services relating to tax advice and tax planning. All of the services described above were approved in advance by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. Index to the financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp.(1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp.(5)
10.1	Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd. (2)
10.2	Lease, dated August 12, 2011, between the Company and EJMC, Inc., a California corporation. (6)
10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (4)
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (5)
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee. (5)
10.6	Common Stock Repurchase Agreement between Franklin Wireless Corp. and C-Motech Co., dated July 27, 2010. (7)
14.1	Code of Ethics (3)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

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

(1) Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008.

(2) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2005, filed on May 23, 2006.

(3) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2008, filed on September 26. 2008.

(4) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2009, filed on October 13, 2009.

(5) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011.

(6) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed on February 14, 2011.

(c) Supplementary Information

None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive, Financial and Accounting Officer

/s/ OC KIM	President, Acting Chief Financial Officer	September 30, 2013
OC Kim	and a Director

(4) Directors

/s/ GARY NELSON	Chairman of the Board of Directors	September 30, 2013
Gary Nelson

/s/ JOON WON JYOUNG	Director	September 30, 2013
Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	September 30, 2013
Johnathan Chee

/s/ BENJAMIN CHUNG	Director	September 30, 2013
Benjamin Chung

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Franklin Wireless Corp.

San Diego, California

We have audited the accompanying consolidated balance sheet of Franklin Wireless Corp. (the “Company”) as of June 30, 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. as of June 30, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

Irvine, California

September 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Franklin Wireless Corp.

San Diego, California

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. and subsidiaries (the “Company”) as of June 30, 2012 and the related statement of comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. at June 30, 2012, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

San Diego, California

October 12, 2012

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

(Audited)

	Fiscal Years Ended June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,431,474	$9,419,441
Accounts receivable	5,321,803	13,072,597
Other receivables, net	96,401	150,354
Inventories	262,567	1,746,877
Loan to an employee	117,422	30,337
Prepaid expenses and other current assets	10,725	106,238
Prepaid income taxes	1,203,960	1,244,279
Deferred tax assets, current	41,701	55,043
Advance payment to vendor	110,278	222,869
Total current assets	17,596,331	26,048,035
Property and equipment, net	631,225	427,988
Intangible assets, net	3,073,745	3,515,512
Deferred tax assets, non-current	1,459,756	1,482,926
Goodwill	273,285	273,285
Other assets	125,225	123,605
TOTAL ASSETS	$23,159,567	$31,871,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,214,348	$10,076,221
Advance payments from customers	75,369	1,061
Accrued liabilities	584,447	941,881
Marketing funds payable	1,633,806	1,633,806
Short-term borrowings	139,134	139,134
Total current liabilities	6,647,104	12,792,103
Other long-term liabilities	–	185,980
Total liabilities	6,647,104	12,978,083

Commitments and contingencies (Note 9)

Stockholders’ equity:
Parent Company stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2013 and 2012	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,374,369 and 11,882,971 shares issued and outstanding as of June 30, 2013 and 2012, respectively	13,646	13,616
Additional paid-in capital	6,989,952	6,681,378
Retained earnings	13,573,119	13,398,461
Treasury stock, 3,342,286 and 1,803,684 shares as of June 30, 2013 and 2012, respectively	(4,279,479)	(1,873,065)
Accumulated other comprehensive (loss) income	(21,275)	20,333
Total Parent Company stockholders’ equity	16,275,963	18,240,723
Non-controlling interests	236,500	652,545
Total stockholders’ equity	16,512,463	18,893,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,159,567	$31,871,351

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income (Loss)

(Audited)

	Fiscal Years Ended June 30,
	2013	2012
Net sales	$32,750,254	$24,266,604
Cost of goods sold	25,516,854	19,038,346
Gross profit	7,233,400	5,228,258
Operating expenses:
Selling, general, and administrative	4,632,236	5,895,670
Research and development	2,770,000	1,590,000
Total operating expenses	7,402,236	7,485,670
Loss from operations	(168,836)	(2,257,412)
Other income, net:
Interest income	19,541	31,460
Loss on disposal of property and equipment	–	(291)
Gain on debt extinguishment	103,803	–
Other income (loss), net	(27,087)	92,546
Total other income, net	96,257	123,715
Net loss before provision (benefit) for income taxes	(72,579)	(2,133,697)
Income tax provision (benefit)	168,808	(1,213,791)
Net loss	(241,387)	(919,906)
Non-controlling interests in net loss of subsidiary at 48.2%	416,045	790,932
Net income (loss) attributable to parent company	$174,658	$(128,974)

Basic earnings (loss) per share attributable to parent company stockholders	$0.02	$(0.01)
Diluted earnings (loss) per share attributable to parent company stockholders	$0.02	$(0.01)

Weighted average common shares outstanding - basic	10,731,586	11,858,813
Weighted average common shares outstanding - diluted	10,943,878	11,858,813

Comprehensive loss
Net loss	$(241,387)	$(919,906)
Translation adjustments	(41,608)	37,515
Comprehensive loss	(282,995)	(882,391)
Comprehensive loss attributable to non-controlling interest	416,045	790,932
Comprehensive income (loss) attributable to controlling interest	$133,050	$(91,459)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

(Audited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2011	11,812,971	$13,546	$6,420,672	$13,527,435	$(1,873,065)	$(17,182)	$900,874	$18,972,280
Net loss attributable to parent company	–	–	–	(128,974)	–	–	–	(128,974)
Foreign exchange translation	–	–	–	–	–	37,515	–	37,515
Comprehensive loss attributable to non- controlling interest	–	–	–	–	–	–	(790,932)	(790,932)
Proceeds from subsidiary’s sale of stock to non-controlling shareholders	–	–	–	–	–	–	542,603	542,603
Share-based compensation	–	–	224,526	–	–	–	–	224,526
Issuance of stock related to stock options exercised	70,000	70	36,180	–	–	–	–	36,250
Balance - June 30, 2012	11,882,971	$13,616	$6,681,378	$13,398,461	$(1,873,065)	$20,333	$652,545	$18,893,268
Net income attributable to parent company	–	–	–	174,658	–	–	–	174,658
Foreign exchange translation	–	–	–	–	–	(41,608)	–	(41,608)
Comprehensive loss attributable to non- controlling interest	–	–	–	–	–	–	(416,045)	(416,045)
Repurchase of common stock	(1,538,602)	–	–	–	(2,406,414)	–	–	(2,406,414)
Share-based compensation	–	–	286,104	–	–	–	–	286,104
Issuance of stock related to stock options exercised	30,000	30	22,470	–	–	–	–	22,500
Balance - June 30, 2013	10,374,369	$13,646	$6,989,952	$13,573,119	$(4,279,479)	$(21,275)	$236,500	$16,512,463

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

(Audited)

	Fiscal Years Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(241,387)	$(919,906)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on disposal of property and equipment	–	291
Depreciation	228,215	164,054
Amortization of intangible assets	1,383,722	892,482
Write off of uncollectible accounts receivable	289,544	149,880
Deferred tax provision (benefit)	36,512	141,181
Share-based compensation	286,104	224,526
Increase (decrease) in cash due to change in:
Accounts receivable	7,515,203	(6,456,811)
Inventories	1,484,310	(812,241)
Prepaid expenses and other current assets	95,513	(81,320)
Prepaid income taxes	40,319	(1,156,018)
Advance payment to vendor	112,591	(181,494)
Other assets	(1,620)	16,653
Accounts payable	(5,861,873)	7,294,570
Advance payment from customers	74,308	(14,446)
Income taxes payable	–	(121,362)
Accrued liabilities	(357,434)	622,466
Other liabilities	(185,980)	(2,124)
Net cash provided by (used in) operating activities	4,898,047	(239,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(431,452)	(152,212)
Payments for capitalized development costs	(252,279)	(1,412,910)
Purchases of intangible assets	(689,676)	(719,727)
Loan to employee	–	(30,337)
Loan to a third party	(87,085)	–
Net cash used in investing activities	(1,460,492)	(2,315,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,406,414)	–
Issuance of stock related to stock options exercised	22,500	36,250
Increased non-controlling interests related to issuance of stock to investors	–	542,603
Net cash provided by (used in) financing activities	(2,383,914)	578,853

Effect of foreign currency translation	(41,608)	37,515
Net increase (decrease) in cash and cash equivalents	1,012,033	(1,938,437)
Cash and cash equivalents, beginning of year	9,419,441	11,357,878
Cash and cash equivalents, end of year	$10,431,474	$9,419,441

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$12,335	$8,796
Income taxes	$226,289	$143,774

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS OVERVIEW

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

Our wireless products are based on Evolution Data Optimized technology ("EV-DO technology") of Code Division Multiple Access ("CDMA"), High-Speed Packet Access (“HSPA”) technology of Wideband Code Division Multiple Access (“WCDMA”), Worldwide Interoperability for Microwave Access (“WiMAX”) based on the IEEE 802.16 standard and Long Term Evolution (LTE) which enable end users to send and receive email with large file attachments, play interactive games, receive, send and download high resolution pictures, videos and music content .

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to South American and Caribbean countries. Our products are certified by Sprint, C-Spire Wireless and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2013 and 2012. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by the subsidiaries as of June 30, 2013 or June 30, 2012.

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

As of June 30, 2013, the non-controlling interest was $236,500 which represents a $416,045 decrease from $652,545 as of June 30, 2012. The decrease of $416,045 in the non-controlling interest was due to the non-controlling interests in net loss of subsidiary of $862,449 for the year ended June 30, 2013.

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

We generate revenues from three geographic areas, consisting of the United States, the Caribbean and South America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2013	2012
United States	$29,978,319	$13,851,066
Caribbean and South America	1,648,452	6,450,174
Asia	1,123,483	3,965,364
Totals	$32,750,254	$24,266,604

Long-lived assets, net:	June 30, 2013	June 30, 2012
United States	$2,595,094	$706,065
Asia	1,109,876	3,237,435
Totals	$3,704,970	$3,943,500

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

Allowance for Doubtful Accounts

We do not maintain an allowance for doubtful accounts.   This is based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices. We did incur a loss of $149,880 during the year ended June 30, 2012 that resulted from the write-off of uncollectible accounts receivable.  This was a one-time transaction associated with amounts owed to FTI for research and development services provided to a former customer, which took place prior to our acquisition of FTI in October 2009.  FTI filed a lawsuit in order to collect this amount, but the lawsuit was dismissed in December 2011, and FTI wrote-off this amount as bad debt expense. Following the acquisition date, FTI no longer provides research and development services to customers other than Franklin Wireless.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Research and development expenses are reported separately from selling, general and administrative expenses for the years ended June 30, 2013 and 2012, as presented on the accompanying consolidated statements of comprehensive income (loss). For the year ended June 30, 2012, research and development expenses were previously included in selling, general and administrative expenses and were not reported separately. This reclassification does not affect previously reported net sales, net income (loss), earnings per share, or any portion of our consolidated balance sheets or consolidated statements of cash flow for any period presented. Non-trade receivables are reported separately from accounts receivable and are shown as other receivables on the consolidated balance sheets as of June 30, 2013 and 2012. Non-trade receivables were previously included in accounts receivable and were not reported separately. This reclassification does not affect previously reported consolidated statements of comprehensive income (loss).

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the products to customers or when the products are received by the customers in accordance with the shipping or delivery terms. We provide a factory warranty for one year from the shipment date, which is covered by our vendors pursuant to purchase agreements. Any net warranty related expenditures made by us have not historically been material.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services are included in our cost of goods sold. Cost of goods sold also includes amortization expense associated with capitalized product development costs associated with complete technology.

Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20.  Our products contain embedded software internally developed by FTI which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

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

As of June 30, 2013 and June 30, 2012, capitalized product development costs in progress were $32,500 and $1,258,499, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2013, we incurred $391,316 in capitalized product development costs and transferred $1,445,220, $139,037 and $33,058 to completed technology, property and equipment and certifications and licenses, respectively. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were approximately $2,770,000 and $1,590,000 for the years ended June 30, 2013 and 2012, respectively.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs were $52,532 and $72,798 for the years ended June 30, 2013 and 2012, respectively.

Warranties

We provide a factory warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. In general, these products are shipped directly from our vendors to our customers. As a result, we do not have warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of comprehensive income (loss), were $245,124 and $226,758 for the years ended June 30, 2013 and 2012, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  However, as of June 30, 2013, we believe our inventory needs no such reserves and have recorded no inventory reserves.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was noted as of June 30, 2013 and 2012.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2013:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	1.5 years	281,714	151,264	130,450
Complete technology	3 years	2.0 years	361,249	150,532	210,717
Complete technology	3 years	2.3 years	174,009	43,502	130,507
Complete technology	3 years	2.5 years	909,962	126,384	783,578
Supply and development agreement	8 years	4.3 years	1,121,000	525,469	595,531
Technology In progress	Not Applicable	–	32,500	–	32,500
Software	5 years	2.9 years	169,595	75,965	93,630
Patent	10 years	8.7 years	50,482	517	49,965
Certifications & licenses	3 years	2.2 years	1,379,830	332,963	1,046,867
Total as of June 30, 2013			$6,488,024	$3,414,279	$3,073,745

The definite lived intangible assets consisted of the following as of June 30, 2012:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.3 years	$490,000	$449,167	$40,833
Complete technology	3 years	0.8 years	1,517,683	1,098,830	418,853
Complete technology	3 years	2.5 years	281,714	46,952	234,762
Supply and development agreement	8 years	5.3 years	1,121,000	385,344	735,656
Technology In progress	Not Applicable	–	1,258,499	–	1,258,499
Software	5 years	3.3 years	163,607	44,033	119,574
Patent	10 years	9.7 years	11,944	289	11,655
Certifications & licenses	3 years	2.9 years	701,622	5,942	695,680
Total as of June 30, 2012			$5,546,069	$2,030,557	$3,515,512

Amortization expense recognized during the years ended June 30, 2013 and 2012 was $1,383,722 and $892,482, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2014	FY2015	FY2016	FY2017	FY2018	Thereafter
Total	$1,225,514	$1,138,038	$500,216	$145,173	$40,079	$24,725

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2013 that would indicate that the long-lived assets are impaired.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2013, net sales to our three largest customers represented 47%, 20%, and 19% of our consolidated net sales, respectively, and 62%, 0%, and 35% of our accounts receivable balance as of June 30, 2013. For the year ended June 30, 2012, net sales to our two largest customers accounted for 39% and 19% of our consolidated net sales and 47% and 35% of our accounts receivable balance as of June 30, 2012. No other customers accounted for more than ten percent of total net sales for the years ended June 30, 2013 and 2012.

For the year ended June 30, 2013, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If the manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenue. For the year ended June 30, 2013, we purchased wireless data products from this supplier in the amount of $19,702,329, or 86.1% of total purchases, and had related accounts payable of $3,372,227 as of June 30, 2013. For the year ended June 30, 2012, we purchased wireless data products from these suppliers in the amount of $13,765,478, or 63.2%% of total purchases, and had related accounts payable of $7,576,976 as of June 30, 2012.

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

We are required to disclose the estimated fair value of certain assets and liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments.” As of June 30, 2013 and 2012, management believes that the carrying value of assets, cash and cash equivalents approximate fair value, due to the short maturity of our Level 1 financial instruments. The carrying amounts and estimated fair value of our financial instruments consisted of cash and cash equivalents of $10,431,474 and $9,419,441 as of June 30, 2013 and June 30, 2012, respectively. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of short-term borrowing of $139,134 as of June 30, 2013 and June 30, 2012 approximates fair value and represents a Level 2 valuation.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2013	June 30, 2012
Machinery and facility	$288,487	$159,569
Office equipment	351,447	297,258
Molds	617,543	382,245
Vehicle	9,843	9,843
Construction-in progress	13,047	–
	1,280,367	848,915
Less accumulated depreciation	(649,142)	(420,927)
Total	$631,225	$427,988

Depreciation expense associated with property and equipment was $228,215 and $164,054 for the fiscal years ended June 30, 2013 and 2012, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2013	June 30, 2012
Accrued salaries, incentives	$29,900	$135,000
Accrued salaries, severance	232,307	177,912
Accrued salaries, payroll deduction to pay	172,520	–
Accrued vacation	104,584	122,380
Payroll taxes	1,208	24,813
Other accrued liabilities	43,928	481,776
Total	$584,447	$941,881

NOTE 6 - SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	June 30, 2013	June 30, 2012
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due September 2013, which was extended to March 2014 (interest rate of 10.55% per annum as extended)	$139,134	$139,134
Total	$139,134	$139,134

The short-term borrowings from banks of $139,134 as of June 30, 2013 and 2012 result from the consolidation of FTI’s debt.

NOTE 7 - INCOME TAXES

Income tax provision (benefit) for the years ended June 30, 2013 and 2012 consists of the following:

	Year Ended June 30,
	2013	2012
Current income tax expense (benefit):
Federal	$31,045	$(18,923)
State	4,103	(1,034,425)
	35,148	(1,053,348)
Deferred income tax expense (benefit):
Federal	261,441	143,007
State	(185)	(8,668)
Foreign	(127,596)	(294,782)
	133,660	(160,443)
Provision (benefit) for income taxes	$168,808	$(1,213,791)

The provision (benefit) for income taxes reconciles to the amount computed by applying effective federal statutory income tax rate to income (loss) before provision for income taxes as follows:

	Year Ended June 30,
	2013	2012
Federal tax provision (benefit), at statutory rate of 34%	$(41,500)	$(725,457)
State tax, net of federal tax benefit	2,585	(688,440)
Nondeductible expenses	47,535	66,692
R&D credits	(84,293)	(20,125)
Uncertain tax position	25,905	(67,336)
Foreign rate difference	209,019	376,453
Other	9,557	(155,578)
Provision (benefit) for income taxes	$168,808	$(1,213,791)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2013	June 30, 2012
Deferred tax asset:
Net operating losses	$1,602,235	$1,680,163
State tax	436	(2,586)
Intangibles	(142,720)	(193,870)
Other, net	41,506	54,262
Total deferred tax assets	1,501,457	1,537,969
Less valuation allowance	–	–
Net deferred tax asset	$1,501,457	$1,537,969

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary as of June 30, 2013. As of June 30, 2013, we have federal and state net operating loss carryforwards of approximately $4.0 million and $1.7 million, which expire through 2023 and 2017, respectively. The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which are included in accrued liabilities on the balance sheet, is as follows:

Balance as of June 30, 2011	94,177
Gross increase or (decrease)	6,095
Reversal of reserve on unrecognized tax benefits	(73,431)
Balance as of June 30, 2012	$26,841
Gross increase or (decrease)	25,905
Reversal of reserve on unrecognized tax benefits	–
Balance as of June 30, 2013	$52,746

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

The Internal Revenue Service and Franchise Tax Board have completed their examination of our 2007 and 2008 taxable years with the favorable final resolution of the Company’s claim for research and development tax credits. As of June 30, 2013, the R&D tax credits that we have claimed are received in full. In addition, the Franchise Tax Board is currently examining our taxable years from 2008 to 2011 for the Company’s claimed tax refunds in regards to the California apportionment of our income. Although the final resolution is uncertain, we do not believe that we will have any material adverse effect on our consolidated financial position.

NOTE 8 - EARNINGS PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. For the year ended June 30, 2012, we were in a net loss position and have excluded 1,328,170 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Year Ended June 30,
	2013	2012
Net income (loss) attributable to parent company	$174,658	$(128,974)
Weighted-average shares of common stock outstanding:
Basic	10,731,586	11,858,813
Dilutive effect of common stock equivalents arising from stock options	212,292	–
Diluted Outstanding shares	10,943,878	11,858,813
Basic earnings (loss) per share	$0.02	$(0.01)
Diluted earnings (loss) per share	$0.02	$(0.01)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We have an agreement to lease office space that expires in 2016. Rent expense for the years ended June 30, 2013 and 2012 was $316,635 and $299,938, respectively. Future minimum rental payments under the operating leases are as follows:

	Payments Due by June 30,
	2014	2015	2016	2017	Thereafter	Total
Administrative office, San Diego, CA	$198,914	$198,914	$33,152	$–	$–	$430,980
Administrative office, Korea	96,000	96,000	16,000	–	–	208,000
Corporate housing facility	21,919	3,122	–	–	–	25,041
Total Obligations	$316,833	$298,036	$49,152	$–	$–	$664,021

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

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012 and a follow-up Settlement Conference was held on June 12, 2013. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

On May 7, 2013, we filed a lawsuit against C-Motech Co., Ltd. in the Superior Court of California for the County of San Diego for breach of a Common Stock Repurchase Agreement we entered into with C-Motech On July 27, 2010. Under that Agreement we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, and the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. This date was extended to March 31, 2011 and certain other changes made by an Amendment to the Agreement, as more particularly described in Item 13 below. However, the repurchase of the remaining 1,566,672 shares was not completed, notwithstanding our formal demand to C-Motech to sell the shares back to us and our attempt to tender payment for the shares. Accordingly, the action seeks damages, specific performance and declaratory relief for breach of the Common Stock Repurchase Agreement. The action also seeks indemnification from C-Motech for breach of other contracts between the parties relating to indemnification and intentional interference with certain other contracts.

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

NOTE 10 - LONG-TERM INCENTIVE PLAN AWARDS

We apply the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the year ended June 30, 2013 was $286,104 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the year ended June 30, 2013 was $58,444.

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

The fair value of each stock option is estimated using a Black-Scholes option valuation model, consistent with the provisions of ASC Topic 718, based on the following assumptions:

	Year ended June 30,
	2013	2012
Weighted average estimated per share fair value of grant	$–	$1.33
Risk-free interest rate	–	.06% - .37%
Expected life	–	2.75 - 6.50 years
Expected volatility	–	148% - 223%
Dividend yield	–	0%

The volatility assumption is based on historical volatility of the Company for the period equal to the expected life of the option. The expected life assumption is based upon the Company’s consideration of the historical life of options, the vesting period of the option granted, and the contractual period of the option granted. The historical life of the Company’s options is 10 years, the vesting period of options granted is generally 3 years and the contractual period of options granted is 10 years. Some stock option grants have included shorter vesting periods ranging from one to two years.

The dividend yield assumption is based on the Company’s history of not paying, nor intending to pay, dividends.

The risk free interest rate assumption is based on the U.S. Treasury yield with terms equivalent to the expected life of the option in effect at the time of the grant.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2011	930,836	1.40	7.2	978,470
Granted	970,000	1.34	8.14	53,900
Exercised	(70,000)	(0.52)		(60,350)
Cancelled	(485,000)	(2.07)
Forfeited or Expired	(17,666)	(1.35)
Outstanding as of June 30, 2012	1,328,170	$1.16	7.09	$305,395
Granted	-	-	-	-
Exercised	(30,000)	(0.75)	-	(28,500)
Cancelled	-	-
Forfeited or Expired	(145,000)	(1.34)	-	-

Outstanding as of June 30, 2013	1,153,170	$1.16	5.49	$627,422

Exercisable as of June 30, 2013	836,496	$0.68	3.91	$513,420

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.70 as of June 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2013 in the amount of 1,153,170 shares was $1.03 per share.

As of June 30, 2013, there was $442,660 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 11 - RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amount of $8,800 and $2,087,467 from C-Motech, for the years ended June 30, 2013 and 2012, and had related accounts payable of $0 as of June 30, 2013 and 2012.  As of June 30, 2013, C-Motech owns 1,566,672 shares, or 15.1%, of our Common Stock.

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

NOTE 12 - SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, September 30, 2013. During these periods, we did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of June 30, 2013 and for the year ended June 30, 2013.

