Form 10-Q
period 2013-09-30
FRANKLIN WIRELESS CORP
filed 2013-11-14
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The Registrant has 10,374,369 shares of common stock outstanding as of November 14, 2013.

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2013. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (unaudited)	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,494,657	$10,431,474
Accounts receivable	727,886	5,321,803
Other receivables, net	81,832	96,401
Inventories	324,321	262,567
Loan to employee and third party	32,540	117,422
Prepaid expenses and other current assets	48,944	10,725
Prepaid income taxes	1,203,960	1,203,960
Deferred tax assets, current	494,701	41,701
Advance payment to vendor	117,310	110,278
Total current assets	13,526,151	17,596,331
Property and equipment, net	583,483	631,225
Intangible assets, net	2,914,715	3,073,745
Deferred tax assets, non-current	1,459,756	1,459,756
Goodwill	273,285	273,285
Other assets	132,634	125,225
TOTAL ASSETS	$18,890,024	$23,159,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,209,100	$4,214,348
Advance payments from customers	143,191	75,369
Accrued liabilities	390,920	584,447
Marketing funds payable	1,633,806	1,633,806
Short-term borrowings	139,134	139,134
Total current liabilities	3,516,151	6,647,104
Other long-term liabilities	–	–
Total liabilities	3,516,151	6,647,104

Commitments and contingencies (Note 8)

Stockholders’ equity:
Parent Company stockholders’ equity:
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2013 and June 30, 2013	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,374,369 shares issued and outstanding as of September 30, 2013 and June 30, 2013	13,646	13,646
Additional paid-in capital	7,055,218	6,989,952
Retained earnings	12,479,495	13,573,119
Treasury stock, 3,342,286 shares as of September 30, 2013 and June 30, 2013	(4,279,479)	(4,279,479)
Accumulated other comprehensive (loss)	(54,264)	(21,275)
Total Parent Company stockholders’ equity	15,214,616	16,275,963
Non-controlling interests	159,257	236,500
Total stockholders’ equity	15,373,873	16,512,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,890,024	$23,159,567

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net sales	$1,407,103	$13,137,078
Cost of goods sold	1,410,295	9,957,136
Gross profit	(3,192)	3,179,942
Operating expenses:
Selling, general, and administrative	922,265	1,212,939
Research and development	678,609	709,556
Total operating expenses	1,600,874	1,922,495
Income (loss) from operations	(1,604,066)	1,257,447
Other loss, net:
Interest income	3,860	6,503
Other loss, net	(23,661)	(58,048)
Total other loss, net	(19,801)	(51,545)
Income (loss) before provision (benefit) for income taxes	(1,623,867)	1,205,902
Income tax provision (benefit)	(453,000)	564,000
Net income (loss)	(1,170,867)	641,902
Non-controlling interests in net loss of subsidiary at 48.2%	77,243	96,682
Net income (loss) attributable to parent company	$(1,093,624)	$738,584

Basic earnings (loss) per share attributable to parent company stockholders	$(0.11)	$0.06
Diluted earnings (loss) per share attributable to parent company stockholders	$(0.11)	$0.06

Weighted average common shares outstanding - basic	10,374,369	11,832,248
Weighted average common shares outstanding - diluted	10,374,369	12,037,036

Comprehensive income (loss)
Net income (loss)	$(1,170,867)	$641,902
Translation adjustments	(32,989)	13,455
Comprehensive income (loss)	(1,203,856)	655,357
Comprehensive loss attributable to non-controlling interest	77,243	96,682
Comprehensive income (loss) attributable to controlling interest	$(1,126,613)	$752,039

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net income (loss)	$(1,170,867)	$641,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	62,524	51,779
Amortization of intangible assets	298,302	377,937
Deferred tax (benefit)	(453,000)	–
Share-based compensation	65,266	75,266
Increase (decrease) in cash due to change in:
Accounts receivable	4,608,486	9,460,661
Inventories	(61,754)	137,830
Prepaid expense and other current assets	(38,219)	37,095
Advance payment to vendor	(7,032)	138,678
Other assets	(7,409)	(3,362)
Accounts payable	(3,005,248)	(4,386,462)
Advance payment from customers	67,822	33
Income taxes payable	–	564,000
Accrued liabilities	(193,527)	(353,177)
Other liabilities	–	(180,045)
Net cash provided by operating activities	165,344	6,562,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,782)	(179,717)
Payments for capitalized development costs	(139,000)	(340,813)
Purchases of intangible assets	(272)	(186,523)
Receipt of loan repayments from third party	84,882	–
Loan to employee	–	(952)
Net cash used in investing activities	(69,172)	(708,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	–	(2,406,414)
Net cash used in financing activities	–	(2,406,414)

Effect of foreign currency translation	(32,989)	(13,455)
Net increase in cash and cash equivalents	63,183	3,434,261
Cash and cash equivalents, beginning of period	10,431,474	9,419,441
Cash and cash equivalents, end of period	$10,494,657	$12,853,702

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$3,205	$2,705
Income taxes	$–	$–

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2013 included in the Company’s Form 10-K filed on September 30, 2013.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of September 30, 2013 and June 30, 2013. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of September 30, 2013, the non-controlling interest was $159,257, which represents a $77,243 decrease from $236,500 as of June 30, 2013. The decrease was due to the net loss of subsidiary of $160,122 for the three months ended September 30, 2013, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, Europe, the Middle East and Africa (“EMEA”) and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three months ended September 30,
Net sales:	2013	2012
United States	$1,079,513	$11,952,092
Caribbean and South America	2,580	746,300
Europe, the Middle East and Africa (“EMEA”)	298,616	–
Asia	26,394	438,686
Totals	$1,407,103	$13,137,078

Long-lived assets, net:	September 30, 2013	June 30, 2013
United States	$2,467,045	$2,595,094
Asia	1,031,153	1,109,876
Totals	$3,498,198	$3,704,970

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

Reclassifications

Research and development expenses are reported separately from selling, general and administrative expenses for the three months ended September 30, 2013 and 2012, as presented on the accompanying consolidated statements of comprehensive income (loss). During the three months ending September 30, 2012, research and development expenses were included in selling, general and administrative expenses and were not reported separately. These reclassifications do not affect previously reported net sales, net income (loss), earnings per share, or any portion of our consolidated balance sheets or consolidated statements of cash flow for any period presented.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as assets, cash equivalents, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds.

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of September 30, 2013 and June 30, 2013.

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

As of September 30, 2013 and June 30, 2013, capitalized product development costs in progress were $171,500 and $32,500, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2013, we incurred $139,000 in capitalized product development costs. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $678,609 and $709,556 for the three months ended September 30, 2013 and 2012, respectively.

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

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss), were $21,136 and $120,411 for the three months ended September 30, 2013 and 2012, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  However, as of September 30, 2013 and June 30, 2013, we believe our inventory needs no such reserves and have recorded no inventory reserves.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was noted as of September 30, 2013 and June 30, 2013.

The definite lived intangible assets consisted of the following as of September 30, 2013:

Definite lived intangible assets:	Expected Life	Average Remaining life	Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	1.2 years	281,714	174,740	106,974
Complete technology	3 years	1.7 years	361,249	180,637	180,612
Complete technology	3 years	2.0 years	174,009	58,003	116,006
Complete technology	3 years	2.2 years	909,962	202,213	707,749
Supply and development agreement	8 years	4.0 years	1,121,000	560,500	560,500
Technology In progress	Not Applicable	–	171,500	–	171,500
Software	5 years	2.6 years	169,595	84,445	85,150
Patent	10 years	8.4 years	50,754	578	50,176
Certifications & licenses	3 years	1.9 years	1,379,830	443,782	936,048
Total as of September 30, 2013			$6,627,296	$3,712,581	$2,914,715
Total as of September 30, 2013			$6,627,296	$3,712,581	$2,914,715

The definite lived intangible assets consisted of the following as of June 30, 2013:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	1.5 years	281,714	151,264	130,450
Complete technology	3 years	2.0 years	361,249	150,532	210,717
Complete technology	3 years	2.3 years	174,009	43,502	130,507
Complete technology	3 years	2.5 years	909,962	126,384	783,578
Supply and development agreement	8 years	4.3 years	1,121,000	525,469	595,531
Technology In progress	Not Applicable	–	32,500	–	32,500
Software	5 years	2.9 years	169,595	75,965	93,630
Patent	10 years	8.7 years	50,482	517	49,965
Certifications & licenses	3 years	2.2 years	1,379,830	332,963	1,046,867
Total as of June 30, 2013			$6,488,024	$3,414,279	$3,073,745

Amortization expense recognized during the three months ended September 30, 2013 and 2012 was $298,302 and $377,937, respectively.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” we review for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the asset; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

As of September 30, 2013, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of September 30, 2013, we have no material unrecognized tax benefits. We recorded an income tax benefit and an increase in current deferred tax assets of $453,000 for the three months ended September 30, 2013.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2013, sales to our three largest customers accounted for 34%, 34%, and 21% of our consolidated net sales and 60%, 20%, and 0% of our accounts receivable balance as of September 30, 2013. In the same period in 2012, sales to our two largest customers accounted for 53% and 34% of our consolidated net sales and 38% and 20% of our accounts receivable balance as of September 30, 2012. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2013 and 2012.

For the three months ended September 30, 2013, we purchased the majority of our wireless data products from three manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the three months ended September 30, 2013, we purchased wireless data products from these suppliers in the amount of $1,104,635, or 93% of total purchases, and had related accounts payable of $547,832 as of September 30, 2013. For the three months ended September 30, 2012, we purchased wireless data products from one supplier in the amount of $7,999,609, or 83% of total purchases, and had related accounts payable of $3,930,633 as of September 30, 2012.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2013	June 30, 2013
Machinery and facility	$288,487	$288,487
Office equipment	351,447	351,447
Molds	617,543	617,543
Vehicle	9,843	9,843
Construction in progress	27,829	13,047
	1,295,149	1,280,367
Less accumulated depreciation	(711,666)	(649,142)
Total	$583,483	$631,225

Depreciation expense associated with property and equipment was $62,524 and $51,779 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2013	June 30, 2013
Accrued salaries, incentives	$–	$29,900
Accrued salaries, severance	254,180	232,307
Accrued salaries, payroll deductions owed to government entities	11,892	172,520
Accrued vacation	92,885	104,584
Payroll taxes	2,938	1,208
Other accrued liabilities	29,025	43,928
Total	$390,920	$584,447

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	September 30, 2013	June 30, 2013
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due September 2013, which was extended to March 2014 (interest rate of 10.55% per annum as extended)	$139,134	$139,134

The short-term borrowings from banks of $139,134 as of September 30, 2013 and June 30, 2013 resulted from the consolidation of FTI’s debt.

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

For the three months ended September 30, 2013, we were in a net loss position and have excluded 1,093,170 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended September 30,
	2013	2012
Net income (loss) attributable to parent company	$(1,093,624)	$738,584
Weighted-average shares of common stock outstanding:
Basic	10,374,369	11,832,248
Dilutive effect of common stock equivalents arising from stock options	–	204,788
Diluted Outstanding shares	10,374,369	12,037,036
Basic earnings (loss) per share	$(0.11)	$0.06
Diluted earnings (loss) per share	$(0.11)	$0.06

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 11,318 square feet of office space in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $49,728 for the three months ended September 30, 2013 and 2012. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $24,000 for the three months ended September 30, 2013 and 2012, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 13, 2014, and July 31, 2014, respectively. Rent expense related to the operating leases was $5,444 and $5,347 for the three months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three months ended September 30, 2013 was $65,266 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the three months ended September 30, 2013 was $0.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2013	1,153,170	$1.16	5.49	$627,422
Granted	–
Exercised	–
Cancelled	–
Forfeited or Expired	(60,000)	$1.34	8.71

Outstanding as of September 30, 2013	1,093,170	$1.15	5.07	$671,412

Exercisable as of September 30, 2013	816,499	$1.07	4.20	$560,308

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.76 as of September 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2013 in the amount of 1,093,170 shares was $1.02 per share.

As of September 30, 2013, there was $377,394 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.17 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amounts of $0 and $8,800 from C-Motech, for the three months ended September 30, 2013 and 2012, respectively, and had related accounts payable of $0 as of September 30, 2013 and 2012. As of September 30, 2013, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2013, filed on September 30, 2013.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2013, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2013.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2013 and 2012, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2013	2012

Net Sales	100.0%	100.0%
Cost of goods sold	100.2%	75.8%
Gross profit	(0.2%)	24.2%
Operating expenses	113.8%	14.6%
Income (loss) from operations	(114.0%)	9.6%
Other income (expense), net	(1.4%)	(0.4%)
Net income (loss) before income taxes	(115.4%)	9.2%
Income tax provision (benefit)	(32.2%)	4.3%
Net income (loss)	(83.2%)	4.9%
Non-controlling interest in net loss of subsidiary	5.5%	0.7%
Net income (loss) attributable to parent company stockholders	(77.7%)	5.6%

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

NET SALES – Net sales decreased by $11,729,975, or 89.3%, to $1,407,103 for the three months ended September 30, 2013 from $13,137,078 for the corresponding period of 2012. For the three months ended September 30, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $2,580 (0.2% of net sales), $1,079,513 (76.7% of net sales), $298,616 (21.2% of net sales) and $26,394 (1.9% of net sales), respectively. For the three months ended September 30, 2012, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $746,300 (5.7% of net sales), $11,952,092 (91.0% of net sales), $0 (0.0% of net sales) and $438,686 (3.3% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $743,720, or 99.7%, to $2,580 for the three months ended September 30, 2013 from $746,300 for the corresponding period of 2012.   The decrease in net sales was primarily due to lower sales of one of the Company’s WiMAX products to a carrier customer in this region who is transitioning to LTE. The decrease was also due to timing of orders placed by a relatively small number of customers, which often fluctuate significantly from period to period. Net sales in the United States decreased by $10,872,579, or 91.0%, to $1,079,513 for the three months ended September 30, 2013 from $11,952,092 for the corresponding period of 2012. The decrease in net sales was primarily due to several factors including lower market demand for USB modems, and the discontinuation of a chipset used as a component in one of the Company’s products, which negatively affected sales during the three months ended September 30, 2013. In addition, a large customer who purchased one of the Company’s products during the three months ended September 30, 2012, did not make any repeat purchases during the same period in 2013 due to several issues which are in the process of being resolved. Net sales in EMEA increased by $298,616 to $298,616 for the three months ended September 30, 2013 from $0 for the corresponding period of 2012. The increase in net sales was due to the addition of a new carrier customer in Africa. Net sales in Asia decreased by $412,292, or 94.0%, to $26,394 for the three months ended September 30, 2013 from $438,686 for the corresponding period of 2012. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $3,183,134, or 100.1%, to ($3,192) for the three months ended September 30, 2013 from $3,179,942 for the corresponding period of 2012.  The decrease was primarily due to the change in net sales as discussed above. The gross profit (loss) in terms of net sales percentage was (0.2%) for the three months ended September 30, 2013 compared to 24.2% for the corresponding period of 2012.  The decrease in gross profit in terms of net sales percentage was primarily due to the fact that fixed expenses relating to amortization of intangible assets are included in cost of goods sold. Because the net sales for the three months ended September 30, 2013 were low relative to the corresponding period of 2012, the gross profit in terms of net sales percentage was negatively affected by these expenses as they represented a significantly larger percentage of cost of goods sold. In addition, the decrease was also due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period.

OPERATING EXPENSES – Operating expenses decreased by $321,621, or 16.7%, to $1,600,874 for the three months ended September 30, 2013 from $1,922,495 for the corresponding period of 2012.  The decrease was due to several factors, including lower shipping costs (due to lower sales volumes) and expenses relating to employee compensation and third party product development.

OTHER LOSS, NET – Other loss, net decreased by $31,743 to ($19,801) for the three months ended September 30, 2013 from ($51,545) for the corresponding period of 2012. The decrease was primarily due to lower miscellaneous expenses incurred by FTI.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending September 30, 2014.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of September 30, 2013 consisted of cash and cash equivalents of $10,494,657.  We believe we have sufficient available capital to cover our existing operations and obligations through at least September 30, 2014.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for the three months ended September 30, 2013 and 2012 was $165,344 and $6,562,135, respectively.

The $165,344 in net cash provided by operating activities for the three months ended September 30, 2013 was primarily due to the decrease in accounts receivable of $4,608,486, which is partially offset by the decrease in accounts payable of $3,005,248. The $6,562,135 in net cash provided by operating activities for the three months ended September 30, 2012 was primarily due to the decreases in accounts receivable, advanced payment to vendor and inventory of $9,460,661, $138,678 and $137,830, respectively. These amounts were partially offset by the decreases in accounts payable and accrued liabilities of $4,386,462 and $353,177, respectively.

INVESTING ACTIVITIES – Net cash used in investing activities for the three months ended September 30, 2013 and 2012 was $69,172 and $708,005, respectively.

The $69,172 in net cash used in investing activities for the three months ended September 30, 2013 was primarily due to the payments for capitalized development costs of $139,000, which was partially offset by the repayment of a loan from third party of $84,882. We capitalize product development and certification costs because such products are expected to be sold in future periods and provide economic benefit to the Company. The $708,005 in net cash used in investing activities for the three months ended September 30, 2012 was primarily due to the payments for capitalized development costs and purchases of intangible assets of $340,813 and $186,523, respectively.

FINANCING ACTIVITIES – Net cash used in financing activities for the three months ended September 30, 2013 and 2012 was $0 and $2,406,414.

The $2,406,414 in net cash used in financing activities for the three months ended September 30, 2012 was due to the repurchase of our Common Stock from the Sherman Group in the amount of $2,406,414. Under the terms of the Stock Repurchase Agreement, we agreed to repurchase 1,538,602 shares of our Common Stock from the members of the Sherman Group for a purchase price of $2,831,028, or $1.84 per share, representing a premium of $440,000 from the market price on the date of the Agreement, which was recorded in operating expenses in the period ending June 30, 2012. In addition to the purchase price, a commission of $15,386 associated with this repurchase was recorded as a reduction of capital.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 11,318 square feet of office space in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $49,728 for the three months ended September 30, 2013 and 2012. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $24,000 and $23,520 for the three months ended September 30, 2013 and 2012, respectively.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 13, 2014, and July 31, 2014, respectively. Rent expense related to the operating leases was $5,347 and $5,347 for the three months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, C-Motech owns 1,566,672 shares, or 15%, of our Common Stock.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three months ended September 30, 2013, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS*

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

Dated: November 14, 2013

