Form 10-Q
period 2013-12-31
FRANKLIN WIRELESS CORP
filed 2014-02-14
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The Registrant has 10,386,369 shares of common stock outstanding as of February 14, 2014.

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (unaudited)	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$10,194,158	$10,431,474
Accounts receivable	3,804,925	5,321,803
Other receivables, net	125,140	96,401
Inventories	559,774	262,567
Loan to employee and third party	21,994	117,422
Prepaid expenses and other current assets	152,860	10,725
Prepaid income taxes	1,292,141	1,203,960
Deferred tax assets, current	41,701	41,701
Advance payments to vendors	64,534	110,278
Total current assets	16,257,227	17,596,331
Property and equipment, net	584,182	631,225
Intangible assets, net	2,961,624	3,073,745
Deferred tax assets, non-current	1,919,756	1,459,756
Goodwill	273,285	273,285
Other assets	134,846	125,225
TOTAL ASSETS	$22,130,920	$23,159,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,264,107	$4,214,348
Advance payments from customers	231,988	75,369
Accrued liabilities	348,733	584,447
Marketing funds payable	1,545,002	1,633,806
Short-term borrowings	139,134	139,134
Total current liabilities	6,528,964	6,647,104
Total liabilities	6,528,964	6,647,104

Commitments and contingencies (Note 8)

Stockholders’ equity
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2013 and June 30, 2013	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,374,369 shares issued and outstanding as of December 31, 2013 and June 30, 2013	13,646	13,646
Additional paid-in capital	7,120,484	6,989,952
Retained earnings	12,606,439	13,573,119
Treasury stock, 3,342,286 shares as of December 31, 2013 and June 30, 2013	(4,279,479)	(4,279,479)
Accumulated other comprehensive (loss)	(112,152)	(21,275)
Total Parent Company stockholders’ equity	15,348,938	16,275,963
Non-controlling interests	253,018	236,500
Total stockholders’ equity	15,601,956	16,512,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,130,920	$23,159,567

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net sales	$7,553,845	$5,355,369	$8,960,948	$18,492,447
Cost of goods sold	5,345,315	4,487,317	6,755,610	14,444,453
Gross profit	2,208,530	868,052	2,205,338	4,047,994

Operating expenses:
Selling, general and administrative	1,455,833	1,316,035	2,378,098	2,528,975
Research and development	700,534	818,466	1,379,143	1,528,022
Total operating expenses	2,156,367	2,134,501	3,757,241	4,056,997
Income (loss) from operations	52,163	(1,266,449)	(1,551,903)	(9,003)

Other income (loss), net:
Interest income	3,380	4,396	7,240	10,900
Other income (loss), net	158,162	(4,035)	134,501	(62,083)
Total other income (loss), net	161,542	361	141,741	(51,183)
Income (loss) before provision (benefit) for income taxes	213,705	(1,266,088)	(1,410,162)	(60,186)
Income tax provision (benefit)	(7,000)	(404,880)	(460,000)	159,120
Net income (loss)	220,705	(861,208)	(950,162)	(219,306)
Non-controlling interests in net loss (income) of subsidiary at 48.2%	(93,761)	144,473	(16,518)	241,155
Net income (loss) attributable to Parent Company	$126,944	$(716,735)	$(966,680)	$21,849

Basic earnings (loss) per share attributable to Parent Company stockholders	$0.02	$(0.07)	$(0.09)	$0.00
Diluted earnings (loss) per share attributable to Parent Company stockholders	$0.02	$(0.07)	$(0.09)	$0.00

Weighted average common shares outstanding – basic	10,374,369	10,345,688	10,374,369	11,084,899
Weighted average common shares outstanding – diluted	10,584,435	10,345,688	10,374,369	11,290,154

Comprehensive income (loss)
Net income (loss)	$220,705	$(861,208)	$(950,162)	$(219,306)
Translation adjustments	(57,888)	(61,681)	(90,877)	(75,137)
Comprehensive income (loss)	162,817	(922,889)	(1,041,039)	(294,443)
Comprehensive loss (income) attributable to non-controlling interest	(93,761)	144,473	(16,518)	241,155
Comprehensive income (loss) attributable to controlling interest	$69,056	$(778,416)	$(1,057,557)	$(53,288)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(950,162)	$(219,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	126,610	112,711
Amortization of intangible assets	610,932	658,743
Deferred tax (benefit) provision	(460,000)	104,621
Share-based compensation	130,532	150,532
Gain from forgiven debt	(130,054)	–
Increase (decrease) in cash due to change in:
Accounts receivable	1,488,139	10,955,998
Inventories	(297,207)	1,087,628
Prepaid expense and other current assets	(142,135)	43,319
Prepaid income taxes	(88,181)	(27,323)
Advance payment to vendor	45,744	148,967
Other assets	(9,621)	(9,512)
Accounts payable	141,009	(6,230,934)
Advance payment from customers	156,619	82
Accrued liabilities	(235,714)	(423,396)
Other liabilities	–	(185,980)
Net cash provided by operating activities	386,511	6,166,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(79,567)	(292,796)
Payments for capitalized development costs	(521,068)	(358,630)
Purchases of intangible assets	(27,743)	(615,279)
Receipt of loan repayments from third party	95,428	–
Loan to employee	–	(2,340)
Net cash used in investing activities	(532,950)	(1,269,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	–	(2,406,414)
Issuance of stock related to stock options exercised	–	22,500
Net cash used in financing activities	–	(2,383,914)

Effect of foreign currency translation	(90,877)	(75,137)
Net (decrease) increase in cash and cash equivalents	(237,316)	2,438,054
Cash and cash equivalents, beginning of period	10,431,474	9,419,441
Cash and cash equivalents, end of period	$10,194,158	$11,857,495

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$6,402	$6,191
Income taxes	$–	$226,289

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

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to South American and Caribbean countries and Asia.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of December 31, 2013 and June 30, 2013. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of December 31, 2013, the non-controlling interest was $253,018, which represents a $16,518 increase from $236,500 as of June 30, 2013. The increase was due to the net income of subsidiary of $34,241 for the six months ended December 31, 2013, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, Europe, the Middle East and Africa (“EMEA”) and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2013	2012	2013	2012
United States	$4,002,728	$5,063,619	$5,082,241	$17,015,711
Caribbean and South America	1,836,500	628	1,839,080	746,928
Europe, the Middle East and Africa (“EMEA”)	461,521	–	760,137	–
Asia	1,253,096	291,122	1,279,490	729,808
Totals	$7,553,845	$5,355,369	$8,960,948	$18,492,447

Long-lived assets, net:	December 31, 2013	June 30, 2013
United States	$2,574,736	$2,595,094
Asia	971,070	1,109,876
Totals	$3,545,806	$3,704,970

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of December 31, 2013 and June 30, 2013.

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

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expense associated with capitalized product development costs associated with completed technology.

Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” includes software that is part of a product or process to be sold to a customer and is accounted for under Subtopic 985-20. Our products contain embedded software internally developed by our Korea-based subsidiary, Franklin Technology Inc. (“FTI”), which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

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

As of December 31, 2013 and June 30, 2013, capitalized product development costs in progress were $65,000 and $32,500, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three and six months ended December 31, 2013, we incurred $139,000 and $521,068, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $700,534 and $818,466 for the three months ended December 31, 2013 and 2012, respectively, and $1,379,143 and $1,528,022 for the six months ended December 31, 2013 and 2012, respectively.

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

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $112,026 and $51,279 for the three months ended December 31, 2013 and 2012, respectively, and $133,162 and $171,690 for the six months ended December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  However, as of December 31, 2013 and June 30, 2013, we believe our inventory needs no such reserves and have recorded no inventory reserves.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was noted as of December 31, 2013 and June 30, 2013.

The definite lived intangible assets consisted of the following as of December 31, 2013:

Definite lived intangible assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	-	$490,000	$490,000	$–
Complete technology	3 years	-	1,517,683	1,517,683	–
Complete technology	3 years	1.0 years	281,714	198,216	83,498
Complete technology	3 years	1.5 years	361,249	210,741	150,508
Complete technology	3 years	1.8 years	174,009	72,504	101,505
Complete technology	3 years	2.0 years	909,962	278,044	631,918
Supply and development agreement	8 years	3.8 years	1,121,000	595,531	525,469
Technology In progress	Not Applicable	–	65,000	–	65,000
Software	5 years	2.6 years	196,795	93,680	103,115
Patent	10 years	8.3 years	51,025	641	50,384
Certifications & licenses	3 years	1.9 years	1,818,398	568,171	1,250,227
Total as of December 31, 2013			$6,986,835	$4,025,211	$2,961,624

The definite lived intangible assets consisted of the following as of June 30, 2013:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	-	$490,000	$490,000	$–
Complete technology	3 years	-	1,517,683	1,517,683	–
Complete technology	3 years	1.5 years	281,714	151,264	130,450
Complete technology	3 years	2.0 years	361,249	150,532	210,717
Complete technology	3 years	2.3 years	174,009	43,502	130,507
Complete technology	3 years	2.5 years	909,962	126,384	783,578
Supply and development agreement	8 years	4.3 years	1,121,000	525,469	595,531
Technology In progress	Not Applicable	-	32,500	–	32,500
Software	5 years	2.9 years	169,595	75,965	93,630
Patent	10 years	8.7 years	50,482	517	49,965
Certifications & licenses	3 years	2.2 years	1,379,830	332,963	1,046,867
Total as of June 30, 2013			$6,488,024	$3,414,279	$3,073,745

Amortization expense recognized during the three months ended December 31, 2013 and 2012 was $312,630 and $280,806, respectively, and during the six months ended December 31, 2013 and 2012 was $610,932 and $658,743, respectively.

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

As of December 31, 2013, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2013, we have no material unrecognized tax benefits. We recorded an income tax benefit and an increase in deferred tax assets of $7,000 for the three months ended December 31, 2013 and an income tax benefit and an increase in deferred tax assets of $460,000 for the six months ended December 31, 2013.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2013, sales to our five largest customers accounted for 21%, 18%, 14%, 13% and 12% of our consolidated net sales and 0%, 42%, 21%, 5%, and 27% of our accounts receivable balance as of December 31, 2013. In the same period in 2012, sales to our two largest customers accounted for 43% and 35% of our consolidated net sales and 81% and 0% of our accounts receivable balance as of December 31, 2012. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2013 and 2012.

For the six months ended December 31, 2013, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the six months ended December 31, 2013, we purchased wireless data products from these suppliers in the amount of $5,010,027, or 77% of total purchases, and had related accounts payable of $2,364,079 as of December 31, 2013. For the six months ended December 31, 2012, we purchased wireless data products from one supplier in the amount of $10,603,422, or 83% of total purchases, and had related accounts payable of $2,356,744 as of December 31, 2012.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2013	June 30, 2013
Machinery and facility	$288,487	$288,487
Office equipment	354,736	351,447
Molds	646,820	617,543
Vehicle	9,843	9,843
Construction in progress	60,048	13,047
	1,359,934	1,280,367
Less accumulated depreciation	(775,752)	(649,142)
Total	$584,182	$631,225

Depreciation expense associated with property and equipment was $126,610 and $112,711 for the six months ended December 31, 2013 and 2012, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2013	June 30, 2013
Accrued salaries, incentives	$–	$29,900
Accrued salaries, severance	206,862	232,307
Accrued salaries, payroll deductions owed to government entities	12,890	172,520
Accrued vacation	94,437	104,584
Payroll taxes	5,487	1,208
Other accrued liabilities	29,057	43,928
Total	$348,733	$584,447

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	December 31, 2013	June 30, 2013
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due September 2013, which was extended to March 2014 (interest rate of 10.55% per annum as extended)	$139,134	$139,134

The short-term borrowings from banks of $139,134 as of December 31, 2013 and June 30, 2013 resulted from the consolidation of FTI’s debt.

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

For the six months ended December 31, 2013, we were in a net loss position and have excluded 1,078,170 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income (loss) attributable to Parent Company	$126,944	$(716,735)	$(966,680)	$21,849

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,374,369	10,345,688	10,374,369	11,084,899
Dilutive effect of common stock equivalents arising from stock options	210,066	–	–	205,255
Diluted shares outstanding	10,584,435	10,345,688	10,374,369	11,290,154
Basic earnings (loss) per share	$0.02	$(0.07)	$(0.09)	$0.00
Diluted earnings (loss) per share	$0.02	$(0.07)	$(0.09)	$0.00

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 11,318 square feet of office space in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $49,728 for the three months ended December 31, 2013 and 2012, and $99,456 for the six months ended December 31, 2013 and 2012. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $24,000 for the three months ended December 31, 2013 and 2012, and approximately $48,000 for the six months ended December 31, 2013 and 2012.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 13, 2014, and July 31, 2014, respectively. Rent expense related to the operating leases was $5,488 and $5,460 for the three months ended December 31, 2013 and 2012, respectively, and $10,932 and $10,807 for the six months ended December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012 and a follow-up Settlement Conference was held on June 12, 2013. This matter is currently in the discovery phase. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and six months ended December 31, 2013 was $65,266 and $130,532, respectively, and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the six months ended December 31, 2013 was approximately $30,000.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2013	1,153,170	$1.16	5.49	$627,422
Granted	–
Exercised	–
Cancelled	–
Forfeited or Expired	(75,000)	$1.34	8.45

Outstanding as of December 31, 2013	1,078,170	$1.14	4.79	$546,513

Exercisable as of December 31, 2013	811,499	$1.08	3.95	$463,845

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.65 as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2013 in the amount of 1,092,978 shares was $1.01 per share.

As of December 31, 2013, there was $312,129 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 0.96 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amounts of $0 and $8,800 from C-Motech, for the six months ended December 31, 2013 and 2012, respectively, and had related accounts payable of $0 as of December 31, 2013 and 2012. As of December 31, 2013, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

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

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to South American and Caribbean countries. Our USB modems are certified by Sprint, C-Spire Wireless, and other wireless operators located in the United States as well as Caribbean and South American countries and Asia.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2013, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended December 31, 2013.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2013 and 2012, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2013		2012		2013		2012

Net Sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	70.8%		83.8%		75.4%		78.1%
Gross profit	29.2%		16.2%		24.6%		21.9%
Operating expenses	28.5%		39.9%		41.9%		21.9%
Income (loss) from operations	0.7%		(23.7%	)	(17.3%	)	0.0%
Other income (expense), net	2.1%		0.0%		1.6%		(0.3%	)
Net income (loss) before income taxes	2.8%		(23.7%	)	(15.7%	)	(0.3%	)
Income tax provision (benefit)	(0.1%	)	(7.6%	)	5.1%		0.9%
Net income (loss)	2.9%		(16.1%	)	(10.6%	)	(1.2%	)
Non-controlling interest in net loss (income) of subsidiary	(1.2%	)	2.7%		(0.2%	)	1.3%
Net income (loss) attributable to parent company stockholders	1.7%		(13.4%	)	(10.8%	)	0.1%

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

NET SALES - Net sales increased by $2,198,476, or 41.1%, to $7,553,845 for the three months ended December 31, 2013 from $5,355,369 for the corresponding period of 2012. For the three months ended December 31, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $1,836,500 (24.3% of net sales), $4,002,728 (53.0% of net sales), $461,521 (6.1% of net sales) and $1,253,096 (16.6% of net sales), respectively. For the three months ended December 31, 2012, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $628 (0.0% of net sales), $5,063,619 (94.6% of net sales), $0 (0.0% of net sales) and $291,122 (5.4% of net sales), respectively.

Net sales in the South American and Caribbean regions increased by $1,835,872, to $1,836,500 for the three months ended December 31, 2013 from $628 for the corresponding period of 2012.   The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States decreased by $1,060,891, or 21.0%, to $4,002,728 for the three months ended December 31, 2013 from $5,063,619 for the corresponding period of 2012. The decrease in net sales was primarily due to lower market demand for USB modems. Net sales in EMEA increased by $461,521 to $461,521 for the three months ended December 31, 2013 from $0 for the corresponding period of 2012. The increase in net sales was due to the addition of a new carrier customer in Africa. Net sales in Asia increased by $961,974, or 330.4%, to $1,253,096 for the three months ended December 31, 2013 from $291,122 for the corresponding period of 2012. The increase in net sales was primarily due to the higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $1,340,478, or 154.4%, to $2,208,530 for the three months ended December 31, 2013 from $868,052 for the corresponding period of 2012.  The increase was primarily due to a sale in South America that had a high margin relative to other sales. In addition, the increase in net sales as indicated above had a favorable effect on gross profit. The gross profit in terms of net sales percentage was 29.2% for the three months ended December 31, 2013 compared to 16.2% for the corresponding period of 2012.  The increase in gross profit in terms of net sales percentage was due to the sale in South America as well as variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region. In addition, because certain fixed costs relating to amortization of intangible assets are included in cost of goods sold, the gross profit for the quarter ending December 31, 2013 was favorably affected by this due to higher net sales compared to the quarter ending December 31, 2012.

OPERATING EXPENSES - Operating expenses increased by $21,866, or 1.0%, to $2,156,367 for the three months ended December 31, 2013 from $2,134,501 for the corresponding period of 2012.  Increases in commissions paid to third parties and shipping expense due to higher sales volumes were partially offset by decreases in research and development, payroll and payroll related costs and share-based compensation expense.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $161,181 to $161,542 for the three months ended December 31, 2013 from $361 for the corresponding period of 2012. The increase was primarily due to the reversal of expenses associated with certain marketing related activities that were accrued in prior periods which expired during the three months ended December 31, 2013.

SIX MONTHS ENDED DECEMBER 31, 2013 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2012

NET SALES - Net sales decreased by $9,531,499, or 51.5%, to $8,960,948 for the six months ended December 31, 2013 from $18,492,447 for the corresponding period of 2012. For the six months ended December 31, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $1,839,080 (20.5% of net sales), $5,082,241 (56.7% of net sales), $760,137 (8.5% of net sales) and $1,279,490 (14.3% of net sales), respectively. For the six months ended December 31, 2012, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $746,928 (4.0% of net sales), $17,015,711 (92.0% of net sales), $0 (0.0% of net sales) and $729,808 (4.0% of net sales), respectively.

Net sales in the South American and Caribbean regions increased by $1,092,152, or 146.2%, to $1,839,080 for the six months ended December 31, 2013 from $746,928 for the corresponding period of 2012.   The increase was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States decreased by $11,933,470, or 70.1%, to $5,082,241 for the six months ended December 31, 2013 from $17,015,711 for the corresponding period of 2012. The decrease in net sales was due to several factors including lower market demand for USB modems, and the discontinuation of a chipset used as a component in one of the Company’s products, which negatively affected sales during the six months ended December 31, 2013. In addition, a large customer who purchased one of the Company’s products during the six months ended December 31, 2012, did not make any repeat purchases during the same period in 2013. Net sales in EMEA increased by $760,137 to $760,137 for the six months ended December 31, 2013 from $0 for the corresponding period of 2012. The increase in net sales was due to the addition of a new carrier customer in Africa. Net sales in Asia increased by $549,682, or 75.3%, to $1,279,490 for the six months ended December 31, 2013 from $729,808 for the corresponding period of 2012. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $1,842,656, or 45.5%, to $2,205,338 for the six months ended December 31, 2013 from $4,047,994 for the corresponding period of 2012.  The decrease was primarily due to the change in net sales as indicated above.  The gross profit in terms of net sales percentage was 24.6% for the six months ended December 31, 2013 compared to 21.9% for the corresponding period of 2012.  The increase in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $299,756, or 7.4%, to $3,757,241 for the six months ended December 31, 2013 from $4,056,997 for the corresponding period of 2012.  The decrease was due to several factors including lower shipping costs (due to lower sales volumes) and expenses relating to employee compensation and third party product development.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $192,994 to $141,741 for the six months ended December 31, 2013 from ($51,183) for the corresponding period of 2012. The increase was primarily due to the reversal of expenses associated with certain marketing related activities that were accrued in prior periods which expired during the three months ended December 31, 2013. The increase was also due to lower miscellaneous expenses incurred by FTI.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending December 31, 2014.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of December 31, 2013 consisted of cash and cash equivalents of $10,194,158.  We believe we have sufficient available capital to cover our existing operations and obligations through at least December 31, 2014.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for the six months ended December 31, 2013 and 2012 was $386,511 and $6,166,150, respectively.

The $386,511 in net cash provided by operating activities for the six months ended December 31, 2013 was primarily due to the decrease in accounts receivable of $1,488,139, which was partially offset by the increases in inventory and prepaid expenses of $297,207 and $142,135, respectively, and the decrease in accrued liability of $235,714. The $6,166,150 in net cash provided by operating activities for the six months ended December 31, 2012 was primarily due to the decreases in accounts receivable and inventory of $10,955,998 and $1,087,628, respectively, and the non-cash charge for amortization $658,743, which were partially offset by the decrease in accounts payable of $6,230,934.

INVESTING ACTIVITIES – Net cash used in investing activities for the six months ended December 31, 2013 and 2012 was $532,950 and $1,269,045, respectively.

The $532,950 in net cash used in investing activities for the six months ended December 31, 2013 was primarily due to payments for capitalized development costs of $521,068, which was partially offset by the repayment of a loan from a third party of $95,428. We capitalize product development and certification costs because such products are expected to be sold in future periods and provide economic benefit to the Company. We capitalize product development and certification costs because such products are expected to be sold in future periods and provide economic benefit to the Company.

The $1,269,045 in net cash used in investing activities for the six months ended December 31, 2012 was primarily due to the payments for capitalized product development and purchases of intangible assets (primarily for new product certification efforts) of $358,630 and $615,279, respectively, and the purchase of fixed assets of $292,796.

FINANCING ACTIVITIES – Net cash used in financing activities for the six months ended December 31, 2013 and 2012 was $0 and $2,383,914.

The $2,383,914 in net cash used in financing activities for the six months ended December 31, 2012 was primarily due to the repurchase of our Common Stock from the Sherman Group in the amount of $2,406,414. Under the terms of the Stock Repurchase Agreement, we agreed to repurchase 1,538,602 shares of our Common Stock from the members of the Sherman Group for a purchase price of $2,831,028, or $1.84 per share, representing a premium of $440,000 from the market price on the date of the Agreement, which was recorded in operating expenses in the period ending June 30, 2012. In addition to the purchase price, a commission of $15,386 associated with this repurchase was recorded as a reduction of capital.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 11,318 square feet of office space in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating leases was $49,728 for the three months ended December 31, 2013 and 2012, and $99,456 for the six months ended December 31, 2013 and 2012. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $24,000 for the three months ended December 31, 2013 and 2012, and approximately $48,000 for the six months ended December 31, 2013 and 2012.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 13, 2014, and July 31, 2014, respectively. Rent expense related to the operating leases was $5,488 and $5,460 for the three months ended December 31, 2013 and 2012, respectively, and $10,932 and $10,807 for the six months ended December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, C-Motech owns 1,566,672 shares, or 15%, of our Common Stock.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the six months ended December 31, 2013, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

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

Dated: February 14, 2014

