Form 10-Q
period 2014-03-31
FRANKLIN WIRELESS CORP
filed 2014-05-15
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Registrant has 10,386,369 shares of common stock outstanding as of May 15, 2014.

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$9,108,051	$10,431,474
Accounts receivable	6,558,774	5,321,803
Other receivables, net	90,049	96,401
Inventories	2,190,203	262,567
Loan to employee and third party	14,231	117,422
Prepaid expenses and other current assets	161,404	10,725
Prepaid income taxes	1,230,640	1,203,960
Deferred tax assets, current	41,701	41,701
Advance payments to vendors	159,329	110,278
Total current assets	19,554,382	17,596,331
Property and equipment, net	554,660	631,225
Intangible assets, net	2,621,117	3,073,745
Deferred tax assets, non-current	2,007,756	1,459,756
Goodwill	273,285	273,285
Other assets	133,365	125,225
TOTAL ASSETS	$25,144,565	$23,159,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,790,006	$4,214,348
Advance payments from customers	300,318	75,369
Accrued liabilities	336,444	584,447
Marketing funds payable	1,031,325	1,633,806
Short-term borrowings	140,345	139,134
Total current liabilities	9,598,438	6,647,104
Total liabilities	9,598,438	6,647,104

Commitments and contingencies (Note 8)

Stockholders’ equity
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2014 and June 30, 2013	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,386,369 and 10,374,369 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	13,658	13,646
Additional paid-in capital	7,201,887	6,989,952
Retained earnings	12,475,259	13,573,119
Treasury stock, 3,342,286 shares as of March 31, 2014 and June 30, 2013	(4,279,479)	(4,279,479)
Accumulated other comprehensive (loss)	(123,203)	(21,275)
Total Parent Company stockholders’ equity	15,288,122	16,275,963
Non-controlling interests	258,005	236,500
Total stockholders’ equity	15,546,127	16,512,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,144,565	$23,159,567

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net sales	$10,055,313	$6,526,505	$19,016,261	$25,018,952
Cost of goods sold	9,065,571	5,072,146	15,821,181	19,516,599
Gross profit	989,742	1,454,359	3,195,080	5,502,353

Operating expenses:
Selling, general and administrative	1,065,315	1,100,839	3,443,413	3,629,814
Research and development	696,501	621,532	2,075,644	2,149,554
Total operating expenses	1,761,816	1,722,371	5,519,057	5,779,368
Loss from operations	(772,074)	(268,012)	(2,323,977)	(277,015)

Other income, net:
Interest income	3,267	4,377	10,508	15,277
Gain on debt extinguishment	513,677	103,803	602,481	103,803
Other income (loss), net	40,937	(1,801)	86,633	(63,884)
Total other income, net	557,881	106,379	699,622	55,196
Loss before provision (benefit) for income taxes	(214,193)	(161,633)	(1,624,355)	(221,819)
Income tax provision (benefit)	(88,000)	68,880	(548,000)	228,000
Net loss	(126,193)	(230,513)	(1,076,355)	(449,819)
Non-controlling interests in net loss (income) of subsidiary at 48.2%	(4,987)	176,942	(21,505)	418,097
Net loss attributable to Parent Company	$(131,180)	$(53,571)	$(1,097,860)	$(31,722)

Basic loss per share attributable to Parent Company stockholders	$(0.01)	$(0.01)	$(0.11)	$(0.00)
Diluted loss per share attributable to Parent Company stockholders	$(0.01)	$(0.01)	$(0.11)	$(0.00)

Weighted average common shares outstanding – basic	10,381,785	10,374,369	10,376,787	10,850,658
Weighted average common shares outstanding – diluted	10,381,785	10,374,369	10,376,787	10,850,658

Comprehensive loss
Net loss	$(126,193)	$(230,513)	$(1,076,355)	$(449,819)
Translation adjustments	(11,051)	16,387	(101,928)	(58,750)
Comprehensive loss	(137,244)	(214,126)	(1,178,283)	(508,569)
Comprehensive loss (income) attributable to non-controlling interest	(4,987)	176,942	(21,505)	418,097
Comprehensive loss attributable to controlling interest	$(142,231)	$(37,184)	$(1,199,788)	$(90,472)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,076,355)	$(449,819)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	188,246	170,603
Amortization of intangible assets	952,215	1,047,289
Deferred tax (benefit) provision	(548,000)	104,621
Share-based compensation	195,797	220,838
Gain from forgiven debt	(643,731)	(103,803)
Increase (decrease) in cash due to change in:
Accounts receivable	(1,230,619)	9,137,066
Inventories	(1,927,636)	1,550,655
Prepaid expense and other current assets	(150,679)	41,751
Prepaid income taxes	(26,680)	41,557
Advance payment to vendor	(49,051)	128,252
Other assets	(8,140)	(5,257)
Accounts payable	3,666,908	(6,415,551)
Advance payment from customers	224,949	29,009
Accrued liabilities	(248,003)	(242,397)
Other liabilities	–	(185,980)
Net cash (used in) provided by operating activities	(680,779)	5,068,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111,681)	(433,594)
Payments for capitalized development costs	(521,068)	(219,778)
Purchases of intangible assets	(28,519)	(651,618)
Receipt of loan repayments from third party	103,191	–
Loan to employee	–	(1,135)
Net cash used in investing activities	(558,077)	(1,306,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	–	(2,406,414)
Proceeds of short-term borrowings	1,211	–
Issuance of stock related to stock options exercised	16,150	22,500
Net cash provided by (used in) financing activities	17,361	(2,383,914)

Effect of foreign currency translation	(101,928)	(58,750)
Net (decrease) increase in cash and cash equivalents	(1,323,423)	1,320,045
Cash and cash equivalents, beginning of period	10,431,474	9,419,441
Cash and cash equivalents, end of period	$9,108,051	$10,739,486

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$8,741	$9,201
Income taxes	$–	$226,289

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of March 31, 2014 and June 30, 2013. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2014, the non-controlling interest was $258,005, which represents a $21,505 increase from $236,500 as of June 30, 2013. The increase was due to the net income of subsidiary of $44,581 for the nine months ended March 31, 2014, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, Europe, the Middle East and Africa (“EMEA”) and Asia. The following enterprise wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2014	2013	2014	2013
United States	$5,007,627	$5,950,544	$10,089,868	$22,966,255
Caribbean and South America	15,240	383,024	1,854,320	1,129,952
Europe, the Middle East and Africa (“EMEA”)	1,295,931	–	2,056,068	–
Asia	3,736,515	192,937	5,016,005	922,745
Totals	$10,055,313	$6,526,505	$19,016,261	$25,018,952

Long-lived assets, net:	March 31, 2014	June 30, 2013
United States	$2,293,204	$2,595,094
Asia	882,573	1,109,876
Totals	$3,175,777	$3,704,970

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of March 31, 2014 and June 30, 2013.

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

As of March 31, 2014 and June 30, 2013, capitalized product development costs in progress were $65,000 and $32,500, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three and nine months ended March 31, 2014, we incurred $0 and $521,068, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $696,501 and $621,532 for the three months ended March 31, 2014 and 2013, respectively, and $2,075,644 and $2,149,554 for the nine months ended March 31, 2014 and 2013, respectively.

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

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $129,862 and $32,318 for the three months ended March 31, 2014 and 2013, respectively, and $263,104 and $204,008 for the nine months ended March 31, 2014 and 2013, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. However, as of March 31, 2014 and June 30, 2013, we believe our inventory needs no such reserves and have recorded no inventory reserves.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was noted as of March 31, 2014 and June 30, 2013.

The definite lived intangible assets consisted of the following as of March 31, 2014:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	0.8 years	281,714	221,692	60,022
Complete technology	3 years	1.3 years	361,249	240,845	120,404
Complete technology	3 years	1.6 years	174,009	87,004	87,005
Complete technology	3 years	1.8 years	909,962	353,874	556,088
Supply and development agreement	8 years	3.6 years	1,121,000	630,563	490,437
Technology In progress	Not Applicable	–	65,000	–	65,000
Software	5 years	2.3 years	196,796	104,427	92,369
Patent	10 years	8.0 years	51,800	701	51,099
Certifications & licenses	3 years	1.6 years	1,818,398	719,705	1,098,693
Total as of March 31, 2014			$6,987,611	$4,366,494	$2,621,117

The definite lived intangible assets consisted of the following as of June 30, 2013:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	1.5 years	281,714	151,264	130,450
Complete technology	3 years	2.0 years	361,249	150,532	210,717
Complete technology	3 years	2.3 years	174,009	43,502	130,507
Complete technology	3 years	2.5 years	909,962	126,384	783,578
Supply and development agreement	8 years	4.3 years	1,121,000	525,469	595,531
Technology In progress	Not Applicable	–	32,500	–	32,500
Software	5 years	2.9 years	169,595	75,965	93,630
Patent	10 years	8.7 years	50,482	517	49,965
Certifications & licenses	3 years	2.2 years	1,379,830	332,963	1,046,867
Total as of June 30, 2013			$6,488,024	$3,414,279	$3,073,745

Amortization expense recognized during the three months ended March 31, 2014 and 2013 was $341,283 and $388,546, respectively, and during the nine months ended March 31, 2014 and 2013 was $952,215 and $1,047,289, respectively.

Long-lived Assets

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

As of March 31, 2014, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2014, we have no material unrecognized tax benefits. We recorded an income tax benefit and an increase in deferred tax assets of $88,000 for the three months ended March 31, 2014 and an income tax benefit and an increase in deferred tax assets of $548,000 for the nine months ended March 31, 2014.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2014, sales to our three largest customers accounted for 32%, 16%, and 11% of our consolidated net sales and 56%, 15%, and 1% of our accounts receivable balance as of March 31, 2014. In the same period in 2013, sales to our three largest customers accounted for 43%, 26% and 18% of our consolidated net sales and 26%, 0% and 64% of our accounts receivable balance as of March 31, 2013. No other customers accounted for more than ten percent of total net sales for the nine months ended March 31, 2014 and 2013.

For the nine months ended March 31, 2014, we purchased the majority of our wireless data products from three manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the nine months ended March 31, 2014, we purchased wireless data products from these suppliers in the amount of $11,834,088, or 71% of total purchases, and had related accounts payable of $4,313,452 as of March 31, 2014. For the nine months ended March 31, 2013, we purchased wireless data products from one supplier in the amount of $14,613,843, or 86% of total purchases, and had related accounts payable of $1,255,322 as of March 31, 2013.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2014	June 30, 2013
Machinery and facility	$289,601	$288,487
Office equipment	356,821	351,447
Molds	675,206	617,543
Vehicle	9,843	9,843
Construction in progress	60,577	13,047
	1,392,048	1,280,367
Less accumulated depreciation	(837,388)	(649,142)
Total	$554,660	$631,225

Depreciation expense associated with property and equipment was $61,636 and $57,892 for the three months ended March 31, 2014 and 2013, respectively, and $188,246 and $170,603 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2014	June 30, 2013
Accrued salaries, incentives	$–	$29,900
Accrued salaries, severance	187,957	232,307
Accrued salaries, payroll deductions owed to government entities	9,138	172,520
Accrued vacation	91,948	104,584
Payroll taxes	18,852	1,208
Other accrued liabilities	28,549	43,928
Total	$336,444	$584,447

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	March 31, 2014	June 30, 2013
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due March 2014, which was extended to March 2015 (interest rate of 10.55% per annum as extended)	$140,345	$139,134

The short-term borrowings from banks of $140,345 and $139,134 as of March 31, 2014 and June 30, 2013, respectively, resulted from the consolidation of FTI’s debt.

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

For the three and nine months ended March 31, 2014, we were in a net loss position and have excluded 1,056,170 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net loss attributable to Parent Company	$(131,180)	$(53,571)	$(1,097,860)	$(31,722)

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,381,785	10,374,369	10,376,787	10,850,658
Dilutive effect of common stock equivalents arising from stock options	–	–	–	–
Diluted shares outstanding	10,381,785	10,374,369	10,376,787	10,850,658
Basic loss per share	$(0.01)	$(0.01)	$(0.11)	$(0.00)
Diluted loss per share	$(0.01)	$(0.01)	$(0.11)	$(0.00)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 11,318 square feet of office space in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating lease was $49,728 for the three months ended March 31, 2014 and 2013, and $149,185 for the nine months ended March 31, 2014 and 2013. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $24,000 for the three months ended March 31, 2014 and 2013, and approximately $72,000 for the nine months ended March 31, 2014 and 2013.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 13, 2014, and July 31, 2014, respectively. In April 2014, the lease for the corporate housing facility with a July 31, 2014 expiration was terminated. Rent expense related to the operating leases was $6,945 and $5,495 for the three months ended March 31, 2014 and 2013, respectively, and $17,877 and $16,302 for the nine months ended March 31, 2014 and 2013, respectively.

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares were to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and we are unable to determine whether or not this repurchase will take place. We have been advised that there are two individuals who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares is being disputed by C-Motech. It is our understanding that this matter is currently being adjudicated in U.S. and Korean courts. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. An Early Neutral Evaluation Conference has been scheduled for June 4, 2014.

As of March 31, 2014, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

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

On December 3, 2013, Concinnitas, LLC filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that at least one product model sold by the Company infringes U.S. Patent No. 7,805,542. The product model identified in the complaint was purchased by the Company from one of our suppliers. The supplier has been notified of the complaint and is evaluating this matter. We do not believe this action will have a material effect on the Company.

On May 7, 2013, we filed a lawsuit against C-Motech Co., Ltd. in the Superior Court of California for the County of San Diego for breach of a Common Stock Repurchase Agreement we entered into with C-Motech On July 27, 2010. Under that Agreement we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, and the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. This date was extended to March 31, 2011 and certain other changes made by an Amendment to the Agreement, as more particularly described in Item 13 below. However, the repurchase of the remaining 1,566,672 shares was not completed, notwithstanding our formal demand to C-Motech to sell the shares back to us and our attempt to tender payment for the shares. Accordingly, the action seeks damages, specific performance and declaratory relief for breach of the Common Stock Repurchase Agreement. The action also seeks indemnification from C-Motech for breach of other contracts between the parties relating to indemnification and intentional interference with certain other contracts. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. An Early Neutral Evaluation Conference has been scheduled for June 4, 2014.

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

Change of Control Agreements

On September 21, 2009 we entered into Change of Control Agreements with OC Kim, our President, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Change of Control Agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

On September 16, 2011, the Board of Directors approved extending the Change of Control Agreements with OC Kim, our President, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering for an additional three years. Following this approval, the Change of Control Agreement with Mr. Kim will expire on September 21, 2015 and the Change of Control Agreements with Messrs. Lee and Won will expire on September 21, 2014.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and nine months ended March 31, 2014 was $65,266 and $188,246, respectively, and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the nine months ended March 31, 2014 was approximately $44,000.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2013	1,153,170	$1.16	5.49	$627,422
Granted	–
Exercised	(12,000)	1.35	6.90
Cancelled	–
Forfeited or Expired	(85,000)	$1.34	8.21

Outstanding as of March 31, 2014	1,056,170	$1.14	4.50	$645,380

Exercisable as of March 31, 2014	799,499	$1.07	3.69	$540,145

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.75 as of March 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2014 in the amount of 1,056,170 shares was $1.01 per share.

As of March 31, 2014, there was $246,863 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 0.77 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amounts of $0 and $8,800 from C-Motech, for the nine months ended March 31, 2014 and 2013, respectively, and had related accounts payable of $0 as of March 31, 2014 and 2013. As of March 31, 2014, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and as of the date of this filing, we are unable to determine whether or not this repurchase will take place. We have been advised that there are two individuals who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares is being disputed by C-Motech. It is our understanding that this matter is currently being adjudicated in U.S. and Korean courts. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. An Early Neutral Evaluation Conference has been scheduled for June 4, 2014.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2013, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended March 31, 2014.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2014 and 2013, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	90.2%	77.7%	83.2%	78.0%
Gross profit	9.8%	22.3%	16.8%	22.0%
Operating expenses	17.5%	26.4%	29.0%	23.1%
Loss from operations	(7.7%)	(4.1%)	(12.2%)	(1.1%)
Other income (expense), net	5.5%	1.6%	3.7%	0.2%
Net loss before income taxes	(2.2%)	(2.5%)	(8.5%)	(0.9%)
Income tax provision (benefit)	(0.9%)	1.1%	(2.8%)	0.9%
Net loss	(1.3%)	(3.6%)	(5.7%)	(1.8%)
Non-controlling interest in net loss (income) of subsidiary	(0.0%)	2.7%	(0.1%)	1.7%
Net loss attributable to parent company stockholders	(1.3%)	(0.9%)	(5.8%)	(0.1%)

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

NET SALES – Net sales increased by $3,528,808, or 54.1%, to $10,055,313 for the three months ended March 31, 2014 from $6,526,505 for the corresponding period of 2013. For the three months ended March 31, 2014, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $15,240 (0.1% of net sales), $5,007,627 (49.8% of net sales), $1,295,931 (12.9% of net sales) and $3,736,515 (37.2% of net sales), respectively. For the three months ended March 31, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $383,024 (5.9% of net sales), $5,950,544 (91.2% of net sales), $0 (0.0% of net sales) and $192,937 (2.9% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $367,784, or 96.0%, to $15,240 for the three months ended March 31, 2014 from $383,024 for the corresponding period of 2013.   The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States decreased by $942,917, or 15.8%, to $5,007,627 for the three months ended March 31, 2014 from $5,950,544 for the corresponding period of 2013. The decrease in net sales was due to several factors including lower market demand for USB modems and the timing of orders placed by certain carrier customers. In addition, a large customer who purchased three of the Company’s product models during the three months ended March 31, 2013, did not make any repeat purchases during the same period in 2014. These decreases were partially offset by the launch of new products in the United States. Net sales in EMEA increased by $1,295,931 to $1,295,931 for the three months ended March 31, 2014 from $0 for the corresponding period of 2013. The increase in net sales was due to the addition of a new carrier customer in Africa. Net sales in Asia increased by $3,543,578, or 1,836.7%, to $3,736,515 for the three months ended March 31, 2014 from $192,937 for the corresponding period of 2013. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $464,617, or 31.9%, to $989,742 for the three months ended March 31, 2014 from $1,454,359 for the corresponding period of 2013. The gross profit in terms of net sales percentage was 9.8% for the three months ended March 31, 2014 compared to 22.3% for the corresponding period of 2013. The decrease in gross profit in terms of net sales and net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES – Operating expenses increased by $39,445, or 2.3%, to $1,761,816 for the three months ended March 31, 2014 from $1,722,371 for the corresponding period of 2013.

OTHER INCOME, NET – Other income, net increased by $451,502 or 424.4% to $557,881 for the three months ended March 31, 2014 from $106,379 for the corresponding period of 2013. The increase was primarily due to the reversal of expenses associated with certain marketing related activities that were accrued in prior periods which expired during the three months ended March 31, 2014.

NINE MONTHS ENDED MARCH 31, 2014 COMPARED TO NINE MONTHS ENDED MARCH 31, 2013

NET SALES – Net sales decreased by $6,002,691, or 24.0%, to $19,016,261 for the nine months ended March 31, 2014 from $25,018,952 for the corresponding period of 2013. For the nine months ended March 31, 2014, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $1,854,320 (9.7% of net sales), $10,089,868 (53.1% of net sales), $2,056,068 (10.8% of net sales) and $5,016,005 (26.4% of net sales), respectively. For the nine months ended March 31, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $1,129,952 (4.5% of net sales), $22,966,255 (91.8% of net sales), $0 (0.0% of net sales) and $922,745 (3.7% of net sales), respectively.

Net sales in the South American and Caribbean regions increased by $724,368, or 64.1%, to $1,854,320 for the nine months ended March 31, 2014 from $1,129,952 for the corresponding period of 2013.   The increase was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States decreased by $12,876,387, or 56.1%, to $10,089,868 for the nine months ended March 31, 2014 from $22,966,255 for the corresponding period of 2013. The decrease in net sales was due to several factors including lower market demand for USB modems, the timing of orders placed by certain carrier customers and the discontinuation of a chipset used as a component in one of the Company’s products, which negatively affected sales during the nine months ended March 31, 2014. In addition, a large customer who purchased four of the Company’s product models during the nine months ended March 31, 2013, did not make any repeat purchases during the same period in 2014. These decreases were partially offset by the launch of new products in the United States. Net sales in EMEA increased by $2,056,068 to $2,056,068 for the nine months ended March 31, 2014 from $0 for the corresponding period of 2013. The increase in net sales was due to the addition of a new carrier customer in Africa. Net sales in Asia increased by $4,093,260, or 443.6%, to $5,016,005 for the nine months ended March 31, 2014 from $922,745 for the corresponding period of 2013. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $2,307,273, or 41.9%, to $3,195,080 for the nine months ended March 31, 2014 from $5,502,353 for the corresponding period of 2013.  The decrease was primarily due to the change in net sales as indicated above.  The gross profit in terms of net sales percentage was 16.8% for the nine months ended March 31, 2014 compared to 22.0% for the corresponding period of 2013.  The decrease in gross profit in terms of net sales and net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES – Operating expenses decreased by $260,311, or 4.5%, to $5,519,057 for the nine months ended March 31, 2014 from $5,779,368 for the corresponding period of 2013.  The decrease was due to several factors including lower shipping costs (due to lower sales volumes) and expenses relating to employee compensation and third party product development, which were partially offset by higher sales commission expense.

OTHER INCOME, NET – Other income, net increased by $644,426 to $699,622 for the nine months ended March 31, 2014 from $55,196 for the corresponding period of 2013. The increase was primarily due to the reversal of expenses associated with certain marketing related activities that were accrued in prior periods which expired during the nine months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending March 31, 2015.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of March 31, 2014 consisted of cash and cash equivalents of $9,108,051.  We believe we have sufficient available capital to cover our existing operations and obligations through at least March 31, 2015.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash used in operating activities for the nine months ended March 31, 2014 was $680,779, and net cash provided by operating activities for the nine months ended March 31, 2013 was $5,068,834.

The $680,779 in net cash used in operating activities for the nine months ended March 31, 2014 was primarily due to increases in accounts receivable and inventory of $1,230,619 and $1,927,636, respectively, which were partially offset by the increase in accounts payable of $3,666,908 and the non-cash charge for amortization of $952,215. The $5,068,834 in net cash provided by operating activities for the nine months ended March 31, 2013 was primarily due to the decreases in accounts receivable and inventory of $9,137,066 and $1,550,655, respectively, and the non-cash charge for amortization of $1,047,289, which were partially offset by the decrease in accounts payable of $6,415,551.

INVESTING ACTIVITIES – Net cash used in investing activities for the nine months ended March 31, 2014 and 2013 were $558,077 and $1,306,125, respectively.

The $558,077 in net cash used in investing activities for the nine months ended March 31, 2014 was primarily due to payments for capitalized development costs and purchases of property and equipment of $521,068 and $111,681, respectively, which were partially offset by the repayment of a loan from a third party of $103,191. We capitalize product development and certification costs because such products are expected to be sold in future periods and provide economic benefit to the Company.

The $1,306,125 in net cash used in investing activities for the nine months ended March 31, 2013 was primarily due to the payments for capitalized product development and purchases of intangible assets (primarily for new product certification efforts) of $219,778, $651,618, respectively, and the purchase of fixed assets of $433,594.

FINANCING ACTIVITIES – Net cash provided by financing activities for the nine months ended March 31, 2014 was $17,361 and net cash used in financing activities for the nine months ended March 31, 2013 was $2,383,914.

The $17,361 in net cash provided by financing activities for the nine months ended March 31, 2014 was primarily due to the issuance of stock related to stock options exercised.

The $2,383,914 in net cash used in financing activities for the nine months ended March 31, 2013 was primarily due to the repurchase of our Common Stock from the Sherman Group in the amount of $2,406,414. Under the terms of the Stock Repurchase Agreement, we agreed to repurchase 1,538,602 shares of our Common Stock from the members of the Sherman Group for a purchase price of $2,831,028, or $1.84 per share, representing a premium of $440,000 from the market price on the date of the Agreement, which was recorded in operating expenses in the period ending June 30, 2012. In addition to the purchase price, a commission of $15,386 associated with this repurchase was recorded as a reduction of capital.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 11,318 square feet of office space in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating lease was $49,728 for the three months ended March 31, 2014 and 2013, and $149,185 for the nine months ended March 31, 2014 and 2013. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $24,000 for the three months ended March 31, 2014 and 2013, and approximately $72,000 for the nine months ended March 31, 2014 and 2013.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 13, 2014, and July 31, 2014, respectively. In April, 2014, the lease for the corporate housing facility with a July 31, 2014 expiration was terminated. Rent expense related to the operating leases was $6,945 and $5,495 for the three months ended March 31, 2014 and 2013, respectively, and $17,877 and $16,302 for the nine months ended March 31, 2014 and 2013, respectively.

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and as of the date of this filing, we are unable to determine whether or not this repurchase will take place. We have been advised that there are two individuals who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares is being disputed by C-Motech. It is our understanding that this matter is currently being adjudicated in U.S. and Korean courts. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. An Early Neutral Evaluation Conference has been scheduled for June 4, 2014.

As of March 31, 2014, C-Motech owns 1,566,672 shares, or 15%, of our Common Stock.

Change of Control Agreements

On September 21, 2009 we entered into Change of Control Agreements with OC Kim, our President, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Change of Control Agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

On September 15, 2011, the Board of Directors approved extending the Change of Control Agreements with OC Kim, our President, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering for an additional three years. Following this approval, the Change of Control Agreement with Mr. Kim will expire on September 21, 2015 and the Change of Control Agreements with Messrs. Lee and Won will expire on September 21, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” the Company is not required to respond to this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the nine months ended March 31, 2014, contained within this Quarterly Report on Form 10-Q.

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

ITEM 6. EXHIBITS*

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President

	By:	/s/ Richard T. Walker
Richard T. Walker Chief Financial Officer
Dated: May 15, 2014

