Form 10-K
period 2014-06-30
FRANKLIN WIRELESS CORP
filed 2014-09-29
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files .    Yes ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .    Yes ☐   No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2013, as reported by The OTCQB, was approximately $8,104,254.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 10,533,869 shares of common stock outstanding as of September 29, 2014.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2014 and fiscal 2013 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

PART I

ITEM 1.  BUSINESS.

BUSINESS OVERVIEW

We are engaged in the design, manufacture and sale of broadband high speed wireless data communication products such as third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. We focus primarily on wireless broadband modems, which provide a flexible way for consumers to connect to wireless broadband networks from laptop or desktop computers. Our broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market.

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

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends from the United States to countries in South America, the Caribbean, Europe, the Middle East and Africa ("EMEA") and Asia..

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

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2014 and 2013. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

	Fiscal Year Ended June 30,
Net sales:	2014	2013
United States	$18,036,635	$29,978,319
Caribbean and South America	2,109,320	1,648,452
Europe, the Middle East and Africa ("EMEA")	3,789,414	–
Asia	7,017,528	1,123,483
Totals	$30,952,897	$32,750,254

Long-lived assets, net:	June 30, 2014	June 30, 2013
United States	$1,786,910	$2,595,094
Asia	837,371	1,109,876
Totals	$2,624,281	$3,704,970

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

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors located primarily in the United States, South America and the Caribbean regions, and Asia. Certain of our products are certified by Sprint, C-Spire Wireless and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

SALES AND MARKETING

We market and sell our products primarily to wireless operators located in the United States, EMEA, South America and the Caribbean regions mainly through our internal, direct sales organization and, to a lesser degree, indirectly through strategic partners and distributors. The sales process is supported with a range of marketing activities, including trade shows, product marketing and public relations.

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

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2014, the manufacturing of the majority of our products was contracted out to three companies located in various parts of Asia.

EMPLOYEES

As of June 30, 2014, we had 65 employees. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.  We depend on a small number of customers for a significant portion of our revenues.  For the year ended June 30, 2014, net revenues from four largest customers represented 42%, 12%, 11%, and 10% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us.  If these customers were to reduce their business with us, our revenues and profitability could materially decline.

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

Furthermore, if we are unable to further develop distribution channels in countries in North America, the Caribbean and South America, EMEA and Asia, we may not be able to grow our international operations, and our ability to increase our revenue will be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating lease was $198,914 for the years ended June 30, 2014 and 2013. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $96,000 for the years ended June 30, 2014 and 2013.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 13, 2015 and July 31, 2014, respectively. In April 2014, the lease for the corporate housing facility with July 31, 2014 expiration was terminated. Rent expense related to the operating leases was $20,209 and $21,721 for the years ended June 30, 2014 and 2013, respectively.

ITEM 3.  LEGAL PROCEEDINGS

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012 and a follow-up Settlement Conference was held on June 12, 2013. This matter is currently in the discovery phase. A claim construction hearing is scheduled for October 9, 2014. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

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

On May 7, 2013, we filed a lawsuit against C-Motech Co., Ltd. in the Superior Court of California for the County of San Diego for breach of a Common Stock Repurchase Agreement we entered into with C-Motech On July 27, 2010. Under that Agreement we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, and the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. This date was extended to March 31, 2011 and certain other changes made by an Amendment to the Agreement, as more particularly described in Item 13 below. However, the repurchase of the remaining 1,566,672 shares was not completed, notwithstanding our formal demand to C-Motech to sell the shares back to us and our attempt to tender payment for the shares. Accordingly, the action seeks damages, specific performance and declaratory relief for breach of the Common Stock Repurchase Agreement. The action also seeks indemnification from C-Motech for breach of other contracts between the parties relating to indemnification and intentional interference with certain other contracts. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. On June 19, 2014, C-Motech filed a voluntary petition for relief under Chapter 15 of the U.S. Bankruptcy Code and on June 27, 2014, C-Motech filed a Motion for Recognition of a Foreign Main Proceeding under Chapter 15 of the U.S. Bankruptcy Code and Further Relief. On July 10, 2014, this motion was heard in the U.S. Bankruptcy Court for the Southern District of California during which the Court ordered that C-Motech's bankruptcy proceeding in South Korea was recognized as a foreign main proceeding and that our lawsuit against C-Motech in the U.S. District Court is stayed. The effect of this ruling is that we must participate in C-Motech's bankruptcy proceeding in South Korea if we wish to pursue our various claims against C-Motech. We are currently considering our options with respect to this ruling.

On October 1, 2013, Cell and Network Selection LLC filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 6,195,551. As of June 30, 2014, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

On December 3, 2013, Concinnitas, LLC filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that at least one product model sold by the Company infringes U.S. Patent No. 7,805,542. The product model identified in the complaint was purchased by the Company from one of our suppliers. On August 28, 2014, the parties, including our supplier, entered into a Patent License, Settlement and Release Agreement and filed a request with the Court to dismiss this action. On September 2, 2014, the U.S. District Court for the Eastern District of Texas, Marshall Division, issued an Order approving the dismissal, with prejudice, of the action filed by Concinnitas, LLC.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the OTCQB under the trading symbol "FKWL." The following table sets forth the range of high and low bid quotations per share for the Common Stock as reported during the years ending June 30, 2014 and 2013. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

	High	Low
Year Ended June 30, 2014
First Quarter	$2.00	$1.32
Second Quarter	$1.90	$1.35
Third Quarter	$1.77	$1.50
Fourth Quarter	$2.05	$1.56

Year Ended June 30, 2013
First Quarter	$1.88	$1.25
Second Quarter	$2.48	$1.85
Third Quarter	$1.98	$1.35
Fourth Quarter	$1.79	$1.32

We have one class of common stock.  As of June 30, 2014, we had 737 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

DIVIDENDS

We have never declared or paid any dividends on our Common Stock.  We currently intend to retain all available funds for use in the operation and development of our business and, therefore, and do not expect to declare or pay any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	895,337	$1.24	760,000

Equity compensation plans not approved by security holders	–	N/A	–

Total	895,337	$1.24	760,000

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

BUSINESS OVERVIEW

We are engaged in the design, manufacture and sale of broadband high speed wireless data communication products such as third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. We focus primarily on wireless broadband modems, which provide a flexible way for consumers to connect to wireless broadband networks from laptop or desktop computers. Our broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market.

We market and sell our products through two channels: directly to wireless operators, and indirectly through strategic partners and distributors.  Our global customer base extends from the United States to countries in South America, the Caribbean, EMEA and Asia.  Certain of our products are certified by Sprint, C-Spire Wireless and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.  Accordingly, we recognize revenues from product sales upon shipment of the products to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a warranty for one year, which is covered by our vendors under the purchase agreements. Any net warranty related expenditures made by us have not historically been material.

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

As of June 30, 2014 and June 30, 2013, capitalized product development costs in progress were $39,545 and $32,500, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2014, we incurred $560,615 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary as of June 30, 2014. As of June 30, 2014, we have federal and state net operating loss carryforwards of approximately $4.0 million and $1.7 million, which expire through 2023 and 2017, respectively. The utilization of net operating loss carryforwards may be subject to limitations under the provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2014 and 2013, our statements of operations including data expressed as a percentage of sales:

	2014		2013
	(as a percentage of sales)

Net sales	100.0%		100.0%
Cost of goods sold	85.9%		77.9%
Gross profit	14.1%		22.1%
Operating expenses	23.6%		22.6%
Income (loss) from operations	(9.5%	)	(0.5%	)
Other income, net	4.6%		0.3%
Net income (loss) before income taxes	(4.9%	)	(0.2%	)
Income tax provision (benefit)	(1.7%	)	0.5%
Net income (loss)	(3.2%	)	(0.7%	)
Non-controlling interest in net loss of subsidiary	0.0%		1.2%
Net income (loss) attributable to Parent Company stockholders	(3.2%	)	0.5%

YEAR ENDED JUNE 30, 2014 COMPARED TO YEAR ENDED JUNE 30, 2013

NET SALES - Net sales decreased by $1,797,357, or 5.5%, to $30,952,897 for the year ended June 30, 2014 from $32,750,254 for the corresponding period of 2013.  For the year ended June 30, 2014, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia were $2,109,320 (6.8% of net sales), $18,036,635 (58.3% of net sales), $3,789,414 (12.2% of net sales) and $7,017,528 (22.7% of net sales), respectively.

Net sales in the South American and Caribbean regions increased by $460,868, or 27.9%, to $2,109,320 for the year ended June 30, 2014, from $1,648,452 for the corresponding period of 2013.   The increase was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States decreased by $11,941,684, or 39.8%, to $18,036,635 for the year ended June 30, 2014, from $29,978,319 for the corresponding period of 2013. The decrease in net sales was due to several factors, including lower market demand for USB modems, the timing of orders placed by certain carrier customers and the discontinuation of a chipset used as a component in one of the Company’s products, which negatively affected sales during the year ended June 30, 2014. In addition, a large customer who purchased four of the Company’s product models during the year ended June 30, 2013, did not make any significant repeat purchases during the year ended June 30, 2014. These decreases were partially offset by the launch of new products in the United States. Net sales in EMEA increased by $3,789,414, to $3,789,414 for the year ended June 30, 2014, from $0 for the corresponding period of 2013. The increase in net sales was due to the addition of a new carrier customer in Africa. Net sales in Asia increased by $5,894,045, or 524.6%, to $7,017,528 for the year ended June 30, 2014, from $1,123,483 for the corresponding period of 2013. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $2,854,796, or 38.3%, to $4,378,604 for the year ended June 30, 2014, from $7,233,400 for the corresponding period of 2013. The decrease was primarily due to the change in net sales as indicated above.  The gross profit in terms of net sales percentage was 14.1% for the year ended June 30, 2014, compared to 22.1% for the corresponding period of 2013.  The decrease in gross profit in terms of net sales and net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $109,644, or 1.5%, to $7,292,592 for the year ended June 30, 2014, from $7,402,236 for the corresponding period of 2013.  Decreases in commissions and bad debt expense were partially offset by increases in legal fees and shipping expenses. Shipping expenses vary based on product volumes and customer and supplier shipping terms which vary from product to product.

OTHER INCOME, NET - Other income, net increased by $1,324,987 to $1,421,244 for the year ended June 30, 2014, from $96,257 for the corresponding period of 2013. The increase was primarily due to the reversal of expenses associated with certain marketing related activities that were incurred in prior periods which expired during the year ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending June 30, 2015.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2014 consisted of cash and cash equivalents of $8,240,595.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2015.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash used in operating activities for the year ended June 30, 2014 was $1,707,651, and net cash provided by operating activities for the year ended June 30, 2013 was $4,898,047.

The $1,707,651 in net cash used in operating activities for the year ended June 30, 2014 was primarily due to our net loss and the increases in inventory and accounts receivable of $1,704,823 and $303,846, respectively and the gain on debt extinguishment of $1,300,448, which were partially offset by the decrease in accounts payable of $1,361,070 and the non-cash charge for amortization of $1,287,806.

The $4,898,047 in net cash provided by operating activities for the year ended June 30, 2013 was primarily due to the decreases in accounts receivable and inventory of $7,515,203 and $1,484,310, respectively, and the non-cash charge for amortization of $1,383,722, which were partially offset by the decrease in accounts payable of $5,861,873.

INVESTING ACTIVITIES - Net cash used in investing activities for the years ended June 30, 2014 and 2013 was $357,477 and $1,460,492, respectively.

The $357,477 in net cash used in investing activities for the year ended June 30, 2014 was primarily due to the payments for capitalized development costs and purchases of property and equipment of $310,615 and $127,894, respectively. We capitalize product development costs because such products are expected to be sold in future periods and provide economic benefit to the Company.

The $1,460,492 in net cash used in investing activities for the year ended June 30, 2013 was primarily due to the purchases of intangible assets and property and equipment of $689,676 and $431,452, respectively, as well as payments for capitalized product development of $252,279.

FINANCING ACTIVITIES – Net cash provided by financing activities for the year ended June 30, 2014 was $96,074, and net cash used in financing activities for the year ended June 30, 2013 was $2,383,914.

The $96,074 in net cash provided by financing activities for the year ended June 30, 2014 was primarily due to the issuance of stock related to stock options exercised.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2014, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
	2015	2016	2017	2018	Thereafter	Total
Leases	$305,278	$51,311	$–	$–	$–	$356,589
Borrowings from banks	148,295	–	–	–	–	148,295
Total	$453,573	$51,311	$–	$–	$–	$504,884

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and we are unable to determine whether or not this repurchase will take place. We have been advised that there are two individuals who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares is being disputed by C-Motech. It is our understanding that this matter is currently being adjudicated in U.S. and Korean courts. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. On June 19, 2014, C-Motech filed a voluntary petition for relief under Chapter 15 of the U.S. Bankruptcy Code and on June 27, 2014, C-Motech filed a Motion for Recognition of a Foreign Main Proceeding under Chapter 15 of the U.S. Bankruptcy Code and Further Relief. On July 10, 2014, this motion was heard in the U.S. Bankruptcy Court for the Southern District of California during which the Court ordered that C-Motech's bankruptcy proceeding in South Korea was recognized as a foreign main proceeding and that our lawsuit against C-Motech in the U.S. District Court is stayed. The effect of this ruling is that we must participate in C-Motech's bankruptcy proceeding in South Korea if we wish to pursue our various claims against C-Motech. We are currently considering our options with respect to this ruling.

LEASES

We lease approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating lease was $198,914 for the years ended June 30, 2014 and 2013. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to the operating lease was approximately $96,000 for the years ended June 30, 2014 and 2013.

We lease two corporate housing facilities for our vendors and employees who travel, under non-cancelable operating leases that expire on September 13, 2015 and July 31, 2014, respectively. In April 2014, the lease for the corporate housing facility with July 31, 2014 expiration was terminated. Rent expense related to the operating leases was $20,209 and $21,721 for the years ended June 30, 2014 and 2013, respectively.

FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

For the next twelve months, we may incur in excess of $5.0 million for capital expenditures, software licenses and for testing and certifying new products.

We believe we will be able to fund our future cash requirements for operations from our cash available, operating cash flows, bank lines of credit and issuance of equity securities.  We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures.  However, we will be required to raise additional debt or equity capital if we are unable to generate sufficient cash flow from operations to fund the expansion of our sales and to satisfy the related working capital requirements for the next twelve months.  Our ability to satisfy such obligations also depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control.  See Item 1A, “Risk Factors” included in this report.

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. We might not be able to effect these alternative strategies on satisfactory terms, if at all.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Actor in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2014.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in  Internal Control-Integrated Framework,  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2014.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2014.

Name	Age	Position
OC Kim	49	President, Secretary and a Director
Gary Nelson	74	Chairman of the Board and a Director
Joon Won Jyoung	72	Director
Johnathan Chee	51	Director
Benjamin Chung	39	Director
Yun J. (David) Lee	53	Chief Operating Officer
Richard Walker	53	Chief Financial Officer

OC Kim has been our President, Secretary and a director since September 2003 and also served as our Acting Chief Financial Officer until March, 2014. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 26 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea. We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

Gary Nelson has been a director since September 2003. Mr. Nelson was an early investor in Franklin Telecommunications Corp. in the 1980’s and served as a director from 2001 up until the Company’s merger with Accetio Inc. in September 2003, at which time the Company was renamed Franklin Wireless Corp. Following the merger, Mr. Nelson became a director and ultimately Chairman of the Board of Franklin Wireless Corp. He was co-founder and President of Churchill Mortgage Corporation, an income property mortgage banking firm based in Los Angeles, California, which was a loan correspondent for major life insurance companies and other financial institutions. In addition, Mr. Nelson was the Chief Operating Officer of Churchill Mortgage Capital, which is the loan origination arm of Churchill Mortgage Corporation. Mr. Nelson’s prior experience includes various marketing positions with Control Data Corporation and design engineering positions with North American Aviation where he worked on the Apollo Project.  He holds a B.S. in Mechanical Engineering from Kansas State University and an MBA from the University of Southern California. We believe that Mr. Nelson’s qualifications to serve as a director of the Company include his many years of business, operational and management experience including his previous position as President of Churchill Mortgage Corporation.  In addition, Mr. Nelson has served as a director of the Company for eleven years, and brings a valuable historical perspective on the development of the Company’s business and its leadership.

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

Benjamin Chung has been a director since November 2011. He is a Certified Public Accountant and an experienced finance and accounting executive whose client base includes several telecommunications companies. He is currently a Partner in the accounting firm of Benjamin & Young, LLP.  Between September 2010 and July 2011 he served as International Controller for American Apparel, Inc., a publicly traded company. He served as an Audit Senior Manager in the accounting firm of BDO USA, LLP from October 2007 to August 2010 and completed an 18 month international rotation at BDO Daejoo Korea where he was promoted to an Audit Partner. Prior to BDO, he was the Director of Internal Audit for Big 5 Sporting Goods Corporation, a publicly traded company, from January 2006 to October 2007.  He holds a B.S. in Business Administration from California State Polytechnic University, Pomona. We believe Mr. Chung’s qualifications to serve as a director of the Company include his experience as a certified public accountant and as controller for public companies, which will allow him to provide the Company’s Board of Directors with valuable knowledge of financial and accounting matters that may affect the Company.

Yun J. (David) Lee has been our Chief Operating Officer since September 2008. Mr. Lee has 20 years of upper level management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining the Company, he was President of Ace Electronics, and served as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.

Richard Walker has been our Chief Financial Officer since March 2014. Mr. Walker joined the Company in December 2009 and previously served as Vice President, Finance and Accounting. Mr. Walker has over 20 years of senior financial management experience in telecommunications, software and the Internet. From 2006 to 2009, he was Senior Vice President and Chief Financial Officer for Intercasting Corp., a developer of software applications for mobile phones. Prior to Intercasting Corp., Mr. Walker held senior financial management positions at Peregrine Systems, MP3.com and Qualcomm.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2014 were complied with.

CODE OF ETHICS

The Board of Directors has adopted a Code of Ethics, which is applicable to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   The Code of Ethics covers all areas of professional conduct, including honest and ethical conduct, conflicts of interest, compliance with laws, disclosure obligation, and accountability for adherence to this Code.

CORPORATE GOVERNANCE

During fiscal 2014, the Board of Directors held seven meetings. Each director attended at least 75% of the meetings of the Board, except for Johnathan Chee and Benjamin Chung, who each attended five of the meetings and Joon Won Jyoung who attended none of the meetings. The Board of Directors has an Audit Committee made up of Messrs. Chung (committee chair) and Nelson and a Compensation Committee made up of Messrs. Nelson (committee chair) and Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2014 and 2013 to our President, Chief Operating Officer and Chief Financial Officer (The "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

OC Kim, President	2013	$200,000	$45,000	$–	–	$245,000
	2014	$200,000	$–	$–	35,385	$235,385

Yun J. (David) Lee, Chief Operating Officer	2013	$170,000	$43,000	$–	–	$213,000
	2014	$170,000	$2,000	$–	–	$172,000

Richard Walker, Chief Financial Officer	2013	$112,500	$17,000	$–	–	$129,500
	2014	$112,500	$1,000	$–	$–	$113,500

(1) Represents the value of unused accrued vacation paid in cash.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of June 30, 2014. The only outstanding equity awards are stock options.  No options were granted to the Named Executive Officers during the 2014 fiscal year. The options previously granted to our Named Executive Officers vest over periods ranging from one to three years and are subject to early termination on the occurrence of certain events related to termination of employment.  In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)(5)
OC Kim	200,000 (1)	$1.47	06/15/2017	–	–
Yun J. (David) Lee	100,000 (2)	$1.34	06/15/2022	–	–
	100,000 (3)	$0.45	06/11/2019	–	–
Richard Walker	50,000 (4)	$1.34	06/15/2022	16,668	$30,002

(1)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a five-year term. On June 15, 2012, the option previously granted on April 19, 2010 for 200,000 shares with an exercise price of $2.07 per share was canceled and a new option was granted for 200,000 shares with an exercise price of $1.47 per share.
(2)

The option vests and is exercisable in full on the first anniversary of the date of the grant and has a ten-year term. On June 15, 2012, the option previously granted on April 19, 2010 for 100,000 shares with an exercise price of $2.07 per share was canceled and a new option was granted for 100,000 shares with an exercise price of $1.34 per share.

(3)

The option vests and is exercisable over two years as follows:

       i.          50% of the shares underlying the option vest on the first anniversary of the date of the grant.

      ii.          25% of the shares underlying the option vest eighteen months following the date of the grant.

     iii.          25% of the shares underlying the option vest on the second anniversary of the date of the grant.

The option originally had a five year term and an expiration date of June 11, 2014. On June 10, 2014, the option was modified to extend the term an additional five years to June 11, 2019.

(4)

The option vests and is exercisable over three years as follows:

       i.          One-third of the shares underlying the option vest on the first anniversary of the date of the grant.

      ii.          One-third of the shares underlying the option vest on the second anniversary of the date of the grant.

     iii.          One-third of the shares underlying the option vest on the third anniversary of the date of the grant.

(5)	Based upon a market value per share of $1.80, the closing price of our stock on June 30, 2014.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. There is no established policy for the payment of fees or other compensation to any of the members of our Board of Directors. None of our directors received any compensation for serving on our Board for the year ended June 30, 2014.  The following table presents the outstanding equity awards held by each of the named directors as of June 30, 2014.

Options Awards
Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
Gary Nelson	30,000	(2)	$1.34	06/15/2017	-	-
Joon Won Jyoung	15,000	(1)	$0.57	10/28/2016	-	-
	30,000	(2)	$1.34	06/15/2017	-	-
Johnathan Chee	15,000	(1)	$0.57	10/28/2016	-	-
	30,000	(2)	$1.34	06/15/2017	-	-
Benjamin Chung	30,000	(2)	$1.34	06/15/2017	-	-

(1)	The options vest and are exercisable in full on the six month anniversary of the date of the grant and have a five-year term.
(2)	The options vest and are exercisable over two years as follows, and have a five-year term:

            i.          50% of the shares underlying the option vest on the one year anniversary of the date of the grant.

           ii.          50% of the shares underlying the option vest on the two year anniversary of the date of the grant.

EMPLOYMENT CONTRACTS

On September 21, 2009 we entered into Change of Control Agreements with OC Kim, our President, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12 month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Change of Control Agreement with Mr. Kim is for three years and calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee is for two years and calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won is for two years and calls for a payment of $1 million upon a change of control.

On September 15, 2011, the Board of Directors approved extending the Change of Control Agreements with OC Kim, our President, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering for an additional three years. Following this approval, the Change of Control Agreement with Mr. Kim will expire on September 21, 2015 and the Change of Control Agreements with Messrs. Lee and Won will expire on September 21, 2014. On September 25, 2014, the Board of Directors approved extending the terms of the Change of Control Agreements for Messrs. Kim and Lee to September 21, 2017. The Change of Control Agreement with Mr. Won expired on September 21, 2014 and was not renewed or extended.

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

INCENTIVE COMPENSATION - Our practice is to award cash bonuses based upon performance objectives set by the Board of Directors. We maintain a bonus plan which provides our executive officers the ability to earn cash bonuses based on the achievement of performance targets. The performance targets are set by the Board of Directors, and our executive officers are eligible to receive bonuses on a quarterly basis. The actual amount of incentive compensation paid to our executive officers is in the sole discretion of the Board of Directors.

SEVERANCE BENEFITS - We are generally an at will employer, and have no employment agreements with severance benefits; however, we have entered into Change of Control Agreements with our executive officers, and one other employee that provide them with lump sum payments in the event of a change in control of the Company.

RETIREMENT PLANS - We do not maintain any retirement plans.

DIRECTOR COMPENSATION - Our Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. None of our directors received any compensation for serving on our Board for the year ended June 30, 2014.   There is no established policy for the payment of fees or other compensation to any of the members of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2014 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
OC Kim 6205 Lusk Blvd., San Diego, CA 92121	1,596,695		15.16%

Gary Nelson 6205 Lusk Blvd., San Diego, CA 92121	391,825		3.72%

Yun J. (David) Lee 6205 Lusk Blvd., San Diego, CA 92121	25,000		0.24%

C-Motech Co. Ltd 1208 Jamsil-iSpace, Shincheon-dong, Songpa-gu, Seoul 138-922, Korea	1,566,672	(1)	14.87%

Joon Won Jyoung 6205 Lusk Blvd., San Diego, CA 92121	1,340,662		12.73%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	664,346	(2)	6.31%
All directors and executive officers as a group	3,354,182		31.84%

(1)	The shares owned by C-Motech Co. Ltd. are the subject of a legal dispute between C-Motech and third parties relating to the ownership of these shares. In addition, we entered into a Common Stock Repurchase Agreement with C-Motech for the repurchase of these shares, which is the subject of a lawsuit we filed against C-Motech, as described in Item 3, “Legal Proceedings.”
(2)	Based solely on a Schedule 13G dated February 14, 2014, which indicates that Mr. Packer may be deemed to beneficially own 664,346 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We purchased wireless data products in the amount of $0 and $8,800 from C-Motech, for the years ended June 30, 2014 and 2013, respectively, and had related accounts payable of $0 as of June 30, 2014 and 2013.  As of June 30, 2014, C-Motech owns 1,566,672 shares, or 14.9%, of our Common Stock.

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and we are unable to determine whether or not this repurchase will take place. We have been advised that there are two individuals who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares is being disputed by C-Motech. It is our understanding that this matter is currently being adjudicated in U.S. and Korean courts. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. On June 19, 2014, C-Motech filed a voluntary petition for relief under Chapter 15 of the U.S. Bankruptcy Code and on June 27, 2014, C-Motech filed a Motion for Recognition of a Foreign Main Proceeding under Chapter 15 of the U.S. Bankruptcy Code and Further Relief. On July 10, 2014, this motion was heard in the U.S. Bankruptcy Court for the Southern District of California during which the Court ordered that C-Motech's bankruptcy proceeding in South Korea was recognized as a foreign main proceeding and that our lawsuit against C-Motech in the U.S. District Court is stayed. The effect of this ruling is that we must participate in C-Motech's bankruptcy proceeding in South Korea if we wish to pursue our various claims against C-Motech. We are currently considering our options with respect to this ruling.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2014	FY 2013
Audit Fees	$59,000	$51,000

Total Fees	$59,000	$51,000

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year.   The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2014 and 2013, which was performed by Haskell & White LLP (except for the three months ended September 30, 2012, which was performed by our previous external auditor BDO USA, LLP). For the three months ended September 30, 2012, BDO USA, LLP billed us $11,500 for audit services. In addition, during the fiscal year 2013, BDO USA, LLP billed us $28,997 for services related to tax advice and tax planning. All of the services described above were approved in advance by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Index to financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp.(1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp.(5)
10.1	Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd. (2)
10.2	Lease, dated August 12, 2011, between the Company and EJMC, Inc., a California corporation. (6)
10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (4)
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (5)
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee. (5)
10.6	Common Stock Repurchase Agreement between Franklin Wireless Corp. and C-Motech Co., dated July 27, 2010. (7)
14.1	Code of Ethics (3)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

Dated: September 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive Officer

/s/ OC KIM	President and a Director	September 29, 2014

(1) Principal Financial Officer

/s/ RICHARD WALKER	Chief Financial Officer	September 29, 2014

Richard Walker

/s/ GARY NELSON	Chairman of the Board of Directors	September 29, 2014

Gary Nelson

/s/ JOON WON JYOUNG	Director	September 29, 2014

Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	September 29, 2014

Johnathan Chee

/s/ BENJAMIN CHUNG	Director	September 29, 2014

Benjamin Chung

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Franklin Wireless Corp.

San Diego, California

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. as of June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

Irvine, California

September 29, 2014

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$8,240,595	$10,431,474
Accounts receivable	5,622,644	5,321,803
Other receivables, net	99,406	96,401
Inventories	1,967,390	262,567
Loan to an employee	7,128	117,422
Prepaid expenses and other current assets	191,219	10,725
Prepaid income taxes	1,056,588	1,203,960
Deferred tax assets, current	59,279	41,701
Advance payments to vendors	46,109	110,278
Total current assets	17,290,358	17,596,331
Property and equipment, net	498,465	631,225
Intangible assets, net	2,125,816	3,073,745
Deferred tax assets, non-current	1,981,325	1,459,756
Goodwill	273,285	273,285
Other assets	107,409	125,225
TOTAL ASSETS	$22,276,658	$23,159,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,534,168	$4,214,348
Advance payments from customers	319,888	75,369
Accrued liabilities	317,298	584,447
Marketing funds payable	374,608	1,633,806
Short-term borrowings	148,295	139,134
Total current liabilities	6,694,257	6,647,104
Total liabilities	6,694,257	6,647,104

Commitments and contingencies (Note 9)

Stockholders’ equity

Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2014 and 2013	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,533,869 and 10,374,369 shares issued and outstanding as of June 30, 2014 and 2013, respectively	13,806	13,646
Additional paid-in capital	7,245,283	6,989,952
Retained earnings	12,601,083	13,573,119
Treasury stock, 3,342,286 shares as of June 30, 2014 and 2013, respectively	(4,279,479)	(4,279,479)
Accumulated other comprehensive (loss)	(243,100)	(21,275)
Total Parent Company stockholders’ equity	15,337,593	16,275,963
Non-controlling interests	244,808	236,500
Total stockholders’ equity	15,582,401	16,512,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,276,658	$23,159,567

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Years Ended June 30,
	2014	2013
Net sales	$30,952,897	$32,750,254
Cost of goods sold	26,574,293	25,516,854
Gross profit	4,378,604	7,233,400
Operating expenses:
Selling, general, and administrative	4,512,592	4,632,236
Research and development	2,780,000	2,770,000
Total operating expenses	7,292,592	7,402,236
Loss from operations	(2,913,988)	(168,836)
Other income, net:
Interest income	13,585	19,541
Gain on debt extinguishment	1,300,448	103,803
Other income (loss), net	107,211	(27,087)
Total other income, net	1,421,244	96,257
Net loss before provision (benefit) for income taxes	(1,492,744)	(72,579)
Income tax provision (benefit)	(529,016)	168,808
Net loss	(963,728)	(241,387)
Non-controlling interests in net loss (income) of subsidiary at 48.2%	(8,308)	416,045
Net income (loss) attributable to Parent Company	$(972,036)	$174,658

Basic earnings (loss) per share attributable to Parent Company stockholders	$(0.09)	$0.02
Diluted earnings (loss) per share attributable to Parent Company stockholders	$(0.09)	$0.02

Weighted average common shares outstanding - basic	10,386,881	10,731,586
Weighted average common shares outstanding - diluted	10,386,881	10,943,878

Comprehensive loss
Net loss	$(963,728)	$(241,387)
Translation adjustments	(221,825)	(41,608)
Comprehensive loss	(1,185,553)	(282,995)
Comprehensive loss attributable to non-controlling interest	(8,308)	416,045
Comprehensive income (loss) attributable to controlling interest	$(1,193,861)	$133,050

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance – June 30, 2012	11,882,971	$13,616	$6,681,378	$13,398,461	$(1,873,065)	$20,333	$652,545	$18,893,268
Net income attributable to Parent Company	-	-	-	174,658	-	-	-	174,658
Foreign exchange translation	-	-	-	-	-	(41,608)	-	(41,608)
Comprehensive loss attributable to non-controlling interest	-	-	-	-	-	-	(416,045)	(416,045)
Repurchase of common stock	(1,538,602)	-	-	-	(2,406,414)	-	-	(2,406,414)
Share-based compensation	-	-	286,104	-	-	-	-	286,104
Issuance of stock related to stock options exercised	30,000	30	22,470	-	-	-	-	22,500
Balance – June 30, 2013	10,374,369	13,646	6,989,952	13,573,119	(4,279,479)	(21,275)	236,500	16,512,463
Net income attributable to Parent Company	-	-	-	(972,036)	-	-	-	(972,036)
Foreign exchange translation	-	-	-	-	-	(221,825)	-	(221,825)
Comprehensive loss attributable to non-controlling interest	-	-	-	-	-	-	8,308	8,308
Share-based compensation	-	-	168,578	-	-	-	-	168,578
Issuance of stock related to stock options exercised	159,500	160	86,753	-	-	-	-	86,913
Balance – June 30, 2014	10,533,869	$13,806	$7,245,283	$12,601,083	$(4,279,479)	$(243,100)	$244,808	$15,582,401

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(963,728)	$(241,387)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	260,654	228,215
Amortization of intangible assets	1,287,806	1,383,722
Write off of uncollectible accounts receivable	–	289,544
Deferred tax (benefit) provision	(539,147)	36,512
Share-based compensation	168,578	286,104
Gain on debt extinguishment	(1,300,448)	(103,803)
Increase (decrease) in cash due to change in:
Accounts receivable	(303,846)	7,515,203
Inventories	(1,704,823)	1,484,310
Prepaid expenses and other current assets	(180,494)	95,513
Prepaid income taxes	147,372	40,319
Advance payments to vendors	64,169	112,591
Other assets	17,816	(1,620)
Accounts payable	1,361,070	(5,758,070)
Advance payments from customers	244,519	74,308
Accrued liabilities	(267,149)	(357,434)
Other liabilities	–	(185,980)
Net cash (used in) provided by operating activities	(1,707,651)	4,898,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(127,894)	(431,452)
Payments for capitalized development costs	(310,615)	(252,279)
Purchases of intangible assets	(29,262)	(689,676)
Receipt of loan repayments from third party	110,294	–
Loan to a third party	–	(87,085)
Net cash used in investing activities	(357,477)	(1,460,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	–	(2,406,414)
Issuance of stock related to stock options exercised	86,913	22,500
Payment of short-term borrowings	9,161	–
Net cash provided by (used in) financing activities	96,074	(2,383,914)

Effect of foreign currency translation	(221,825)	(41,608)
Net (decrease) increase in cash and cash equivalents	(2,190,879)	1,012,033
Cash and cash equivalents, beginning of year	10,431,474	9,419,441
Cash and cash equivalents, end of year	$8,240,595	$10,431,474

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$10,735	$12,335
Income taxes	$–	$226,289

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS OVERVIEW

We are engaged in the design, manufacture and sale of broadband high speed wireless data communication products such as third generation (“3G”) and fourth generation (“4G”) wireless modules and modems. We focus primarily on wireless broadband modems, which provide a flexible way for consumers to connect to wireless broadband networks from laptop or desktop computers. Our broadband wireless data communication products are positioned at the convergence of wireless communications, mobile computing and the Internet, each of which we believe represents a growing market.

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

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends from the United States to countries in South America, the Caribbean, EMEA and Asia. Certain of our products are certified by Sprint, C-Spire Wireless and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2014 and 2013. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by the subsidiaries as of June 30, 2014 or June 30, 2013.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2014, the non-controlling interest was $244,808, which represents an $8,308 increase from $236,500 as of June 30, 2013. The increase of $8,308 in the non-controlling interest was due to the non-controlling interests in net income of subsidiary of $17,223 for the year ended June 30, 2014.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, Europe, the Middle East and Africa ("EMEA") and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2014	2013
United States	$18,036,635	$29,978,319
Caribbean and South America	2,109,320	1,648,452
Europe, the Middle East and Africa ("EMEA")	3,789,414	–
Asia	7,017,528	1,123,483
Totals	$30,952,897	$32,750,254

Long-lived assets, net:	June 30, 2014	June 30, 2013
United States	$1,786,910	$2,595,094
Asia	837,371	1,109,876
Totals	$2,624,281	$3,704,970

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as assets, cash equivalents, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds and certificates of deposit (See Note 3).

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the products to customers or when the products are received by the customers in accordance with the shipping or delivery terms. We provide a warranty for one year from the shipment date, which is covered by our vendors pursuant to purchase agreements. Any net warranty related expenditures made by us have not historically been material. Under our sales return policy, customers may generally return products that are under warranty for repair or replacement.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services are included in our cost of goods sold. Cost of goods sold also includes amortization expense associated with capitalized product development costs associated with complete technology.

Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20.  Our products contain embedded software internally developed by Franklin Technology, Inc., our Korea-based subsidiary (FTI), which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table, in Note 2 to Notes to Financial Statements) include payroll, employee benefits, and other headcount-related expenses associated with product development. Related licenses and certification costs are also capitalized. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the greater of straight-line amortization or the ratio of the current gross revenues to the current and anticipated future gross revenues. The amortization begins when the products are available for general release to the Company’s customers.

As of June 30, 2014 and June 30, 2013, capitalized product development costs in progress were $39,545 and $32,500, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2014, we incurred $560,615 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were approximately $2,780,000 and $2,770,000 for the years ended June 30, 2014 and 2013, respectively.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs were $20,869 and $52,532 for the years ended June 30, 2014 and 2013, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. In general, these products are shipped directly from our vendors to our customers. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of comprehensive income (loss), were $392,128 and $245,124 for the years ended June 30, 2014 and 2013, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  However, as of June 30, 2014, we believe our inventory needs no such reserves and have recorded no inventory reserves.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was noted as of June 30, 2014 and 2013.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2014:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	-	$490,000	$490,000	$–
Complete technology	3 years	-	1,517,683	1,517,683	–
Complete technology	3 years	0.5 years	281,714	245,169	36,545
Complete technology	3 years	1.0 years	361,249	270,949	90,300
Complete technology	3 years	1.3 years	174,009	101,505	72,504
Complete technology	3 years	1.5 years	909,962	429,704	480,258
Complete technology	3 years	2.8 years	65,000	5,417	59,583
Supply and development agreement	8 years	3.3 years	1,121,000	665,594	455,406
Technology In progress	Not Applicable	-	39,545	–	39,545
Software	5 years	2.1 years	196,795	115,173	81,622
Patents	10 years	7.8 years	52,543	761	51,782
Certifications & licenses	3 years	1.4 years	1,618,401	860,130	758,271
Total as of June 30, 2014			$6,827,901	$4,702,085	$2,125,816

The definite lived intangible assets consisted of the following as of June 30, 2013:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	-	$490,000	$490,000	$–
Complete technology	3 years	-	1,517,683	1,517,683	–
Complete technology	3 years	1.5 years	281,714	151,264	130,450
Complete technology	3 years	2.0 years	361,249	150,532	210,717
Complete technology	3 years	2.3 years	174,009	43,502	130,507
Complete technology	3 years	2.5 years	909,962	126,384	783,578
Supply and development agreement	8 years	4.3 years	1,121,000	525,469	595,531
Technology In progress	Not Applicable	-	32,500	–	32,500
Software	5 years	2.9 years	169,595	75,965	93,630
Patents	10 years	8.7 years	50,482	517	49,965
Certifications & licenses	3 years	2.2 years	1,379,830	332,963	1,046,867
Total as of June 30, 2013			$6,488,024	$3,414,279	$3,073,745

Amortization expense recognized during the years ended June 30, 2014 and 2013 was $1,287,806 and $1,383,722, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2015	FY2016	FY2017	FY2018	FY2019	Thereafter
Total	$1,247,223	$629,829	$177,715	$40,286	$5,254	$25,509

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2014 that would indicate that the long-lived assets are impaired.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2014, net sales to our four largest customers represented 42%, 12%, 11%, and 10% of our consolidated net sales, respectively, and 69%, 19%, 0%, and 0% of our accounts receivable balance as of June 30, 2014. For the year ended June 30, 2013, net sales to our three largest customers represented 47%, 20%, and 19% of our consolidated net sales, respectively, and 62%, 0%, and 35% of our accounts receivable balance as of June 30, 2013. No other customers accounted for more than ten percent of total net sales for the years ended June 30, 2014 and 2013.

For the year ended June 30, 2014, we purchased the majority of our wireless data products from three manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenue. For the year ended June 30, 2014, we purchased wireless data products from these suppliers in the amount of $20,336,773, or 75.8% of total purchases, and had related accounts payable of $8,817,409 as of June 30, 2014. For the year ended June 30, 2013, we purchased the majority of our wireless data products from one manufacturing company located in Asia. For the year ended June 30, 2013, we purchased wireless data products from this supplier in the amount of $19,702,329, or 86.1% of total purchases, and had related accounts payable of $3,372,227 as of June 30, 2013.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

We are required to disclose the estimated fair value of certain assets and liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments.” As of June 30, 2014 and 2013, management believes that the carrying value of assets, cash and cash equivalents approximate fair value, due to the short maturity of our Level 1 financial instruments. The carrying amounts and estimated fair value of our financial instruments consisted of cash and cash equivalents of $8,240,595 and $10,431,474 as of June 30, 2014 and June 30, 2013, respectively. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of short-term borrowings of $148,295 and $139,134 as of June 30, 2014 and June 30, 2013, respectively, approximate fair value and represent a Level 2 valuation.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2014	June 30, 2013
Machinery and facility	$289,664	$288,487
Office equipment	356,932	351,447
Molds	714,356	617,543
Vehicle	9,843	9,843
Construction-in progress	37,466	13,047
	1,408,261	1,280,367
Less accumulated depreciation	(909,796)	(649,142)
Total	$498,465	$631,225

Depreciation expense associated with property and equipment was $260,654 and $228,215 for the fiscal years ended June 30, 2014 and 2013, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2014	June 30, 2013
Accrued salaries, incentives	$–	$29,900
Accrued salaries, severance	198,061	232,307
Accrued salaries, payroll deduction to pay	9,381	172,520
Accrued vacation	74,656	104,584
Payroll taxes	5,522	1,208
Other accrued liabilities	29,678	43,928
Total	$317,298	$584,447

NOTE 6 - SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	June 30, 2014	June 30, 2013
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due March, 2014, which was extended to March, 2015 (interest rate of 10.55% per annum as extended)	$148,295	$139,134
Total	$148,295	$139,134

The short-term borrowings from banks of $148,295 and $139,134 as of June 30, 2014 and 2013, respectively, resulted from the consolidation of FTI’s debt.

NOTE 7 - INCOME TAXES

Income tax provision (benefit) for the years ended June 30, 2014 and 2013 consists of the following:

	Year Ended June 30,
	2014	2013
Current income tax expense (benefit):
Federal	$(430,972)	$31,045
State	(900)	4,103
	(431,872)	35,148
Deferred income tax expense (benefit):
Federal	(76,754)	261,441
State	1,700	(185)
Foreign	(22,090)	(127,596)
	(97,144)	133,660
Provision (benefit) for income taxes	$(529,016)	$168,808

The provision (benefit) for income taxes reconciles to the amount computed by applying effective federal statutory income tax rate to income (loss) before provision for income taxes as follows:

	Year Ended June 30,
	2014	2013
Federal tax provision (benefit), at statutory rate of 34%	$(556,588)	$(41,500)
State tax, net of federal tax benefit	528	2,585
Nondeductible expenses	28,034	47,535
R&D credits	(24,057)	(84,293)
Uncertain tax position	7,389	25,905
Foreign rate difference	(20,435)	209,019
Other	36,113	9,557
Provision (benefit) for income taxes	$(529,016)	$168,808

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2014	June 30, 2013
Deferred tax asset:
Net operating losses	$1,901,479	$1,602,235
State tax	(272)	436
Intangibles	108,207	(142,720)
Other, net	31,190	41,506
Total deferred tax assets	2,040,604	1,501,457
Less valuation allowance	–	–
Net deferred tax asset	$2,040,604	$1,501,457

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary as of June 30, 2014. As of June 30, 2014, we have federal and state net operating loss carryforwards of approximately $5.2 million and $3.2 million, which expire through 2034. The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which are included in accrued liabilities on the balance sheet, is as follows:

Balance as of June 30, 2012	$26,841
Gross increase or (decrease)	25,905
Reversal of reserve on unrecognized tax benefits	–
Balance as of June 30, 2013	52,746
Gross increase or (decrease)	7,389
Reversal of reserve on unrecognized tax benefits	–
Balance as of June 30, 2014	$60,135

We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. ASC 740 requires us to accrue interest and penalties where there is an underpayment of taxes based on our best estimate of the amount ultimately to be paid. Our policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded any interest or penalties as the liability associated with the unrecognized tax benefits is immaterial. We are subject to taxation in the U.S., various state and foreign jurisdictions. We believe we are no longer subject to U.S. examination for years before 2010 by the federal taxing authority, and years before 2009 by state taxing authorities.

The Internal Revenue Service and Franchise Tax Board have completed their examination of our 2007 and 2008 taxable years with a favorable final resolution of the Company’s claim for research and development tax credits. As of June 30, 2014, the R&D tax credits that we have claimed are received in full. In addition, the Franchise Tax Board is currently examining our taxable years from 2008 to 2011 for the Company’s claimed tax refunds in regards to the California apportionment of our income. Although the final resolution is uncertain, we do not believe that this examination will have any material adverse effect on our consolidated financial position.

NOTE 8 - EARNINGS PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. For the year ended June 30, 2014, we were in a net loss position and have excluded 895,334 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Year Ended June 30,
	2014	2013
Net income (loss) attributable to Parent Company	$(972,036)	$174,658
Weighted-average shares of common stock outstanding:
Basic	10,386,881	10,731,586
Dilutive effect of common stock equivalents arising from stock options	–	212,292
Diluted Outstanding shares	10,386,881	10,943,878
Basic earnings (loss) per share	$(0.09)	$0.02
Diluted earnings (loss) per share	$(0.09)	$0.02

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We have agreements to lease office space that expire in 2016. Rent expense for the years ended June 30, 2014 and 2013 was $325,509 and $316,635, respectively. Future minimum rental payments under operating leases are as follows:

	Payments Due by June 30,
	2015	2016	2017	2018	Thereafter	Total
Administrative office, San Diego, CA	$198,914	$33,152	$–	$–	$–	$232,066
Administrative office, Korea	96,000	16,000	–	–	–	112,000
Corporate housing facility	10,364	2,159	–	–	–	12,523
Total Obligations	$305,278	$51,311	$–	–	–	$356,589

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and we are unable to determine whether or not this repurchase will take place. We have been advised that there are two individuals who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares is being disputed by C-Motech. It is our understanding that this matter is currently being adjudicated in U.S. and Korean courts. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. On June 19, 2014, C-Motech filed a voluntary petition for relief under Chapter 15 of the U.S. Bankruptcy Code and on June 27, 2014, C-Motech filed a Motion for Recognition of a Foreign Main Proceeding under Chapter 15 of the U.S. Bankruptcy Code and Further Relief. On July 10, 2014, this motion was heard in the U.S. Bankruptcy Court for the Southern District of California during which the Court ordered that C-Motech's bankruptcy proceeding in South Korea was recognized as a foreign main proceeding and that our lawsuit against C-Motech in the U.S. District Court is stayed. The effect of this ruling is that we must participate in C-Motech's bankruptcy proceeding in South Korea if we wish to pursue our various claims against C-Motech. We are currently considering our options with respect to this ruling.

As of June 30, 2014, C-Motech owns 1,566,672 shares, or 15% of our outstanding Common Stock.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012 and a follow-up Settlement Conference was held on June 12, 2013. This matter is currently in the discovery phase. A claim construction hearing is scheduled for October 9, 2014. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

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

On May 7, 2013, we filed a lawsuit against C-Motech Co., Ltd. in the Superior Court of California for the County of San Diego for breach of a Common Stock Repurchase Agreement we entered into with C-Motech On July 27, 2010. Under that Agreement we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, and the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. This date was extended to March 31, 2011 and certain other changes made by an Amendment to the Agreement, as more particularly described in Item 13 below. However, the repurchase of the remaining 1,566,672 shares was not completed, notwithstanding our formal demand to C-Motech to sell the shares back to us and our attempt to tender payment for the shares. Accordingly, the action seeks damages, specific performance and declaratory relief for breach of the Common Stock Repurchase Agreement. The action also seeks indemnification from C-Motech for breach of other contracts between the parties relating to indemnification and intentional interference with certain other contracts. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. On June 19, 2014, C-Motech filed a voluntary petition for relief under Chapter 15 of the U.S. Bankruptcy Code and on June 27, 2014, C-Motech filed a Motion for Recognition of a Foreign Main Proceeding under Chapter 15 of the U.S. Bankruptcy Code and Further Relief. On July 10, 2014, this motion was heard in the U.S. Bankruptcy Court for the Southern District of California during which the Court ordered that C-Motech's bankruptcy proceeding in South Korea was recognized as a foreign main proceeding and that our lawsuit against C-Motech in the U.S. District Court is stayed. The effect of this ruling is that we must participate in C-Motech's bankruptcy proceeding in South Korea if we wish to pursue our various claims against C-Motech. We are currently considering our options with respect to this ruling.

On October 1, 2013, Cell and Network Selection LLC filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 6,195,551. As of June 30, 2014, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

On December 3, 2013, Concinnitas, LLC filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that at least one product model sold by the Company infringes U.S. Patent No. 7,805,542. The product model identified in the complaint was purchased by the Company from one of our suppliers. On August 28, 2014 the parties, including our supplier, entered into a Patent License, Settlement and Release Agreement and filed a request with the Court to dismiss this action. On September 2, 2014, the U.S. District Court for the Eastern District of Texas, Marshall Division, issued an Order approving the dismissal, with prejudice, of the action filed by Concinnitas, LLC.

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

On September 16, 2011, the Board of Directors approved extending the Change of Control Agreements with OC Kim, our President, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering for an additional three years. Following this approval, the Change of Control Agreement with Mr. Kim will expire on September 21, 2015 and the Change of Control Agreements with Messrs. Lee and Won will expire on September 21, 2014. On September 25, 2014, the Board of Directors approved extending the terms of the Change of Control Agreements for Messrs. Kim and Lee to September 21, 2017. The Change of Control Agreement with Mr. Won expired on September 21, 2014 and was not renewed or extended.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the year ended June 30, 2014 was $168,578 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the year ended June 30, 2014 was approximately $34,000.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2012	1,328,170	$1.16	7.09	$305,395
Granted	–	–	–	–
Exercised	(30,000)	(0.75)	–	(28,500)
Cancelled	–	–	–	–
Forfeited or Expired	(145,000)	(1.34)	–	–
Outstanding as of June 30, 2013	1,153,170	1.16	5.49	627,422
Granted	–	–	–	–
Exercised	(159,500)	(0.54)	2.05	(287,100)
Cancelled	–	–	–	–
Forfeited or Expired	(98,333)	(1.34)	7.88	(177,000)
Outstanding as of June 30, 2014	895,337	1.24	5.50	497,350

Exercisable as of June 30, 2014	800,334	$1.23	5.20	$453,650

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.80 as of June 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2014 in the amount of 895,337 shares was $1.16 per share.

As of June 30, 2014, there was $183,031 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 0.58 years.

NOTE 11 - RELATED PARTY TRANSACTIONS

We purchased wireless data products in the amount of $0 and $8,800 from C-Motech, for the years ended June 30, 2014 and 2013, and had related accounts payable of $0 as of June 30, 2014 and 2013.  As of June 30, 2014, C-Motech owns 1,566,672 shares, or 15%, of our Common Stock.

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and as of the date of this filing, we are unable to determine whether or not this repurchase will take place. We have been advised that there are two individuals who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares is being disputed by C-Motech. It is our understanding that this matter is currently being adjudicated in U.S. and Korean courts. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. On June 19, 2014, C-Motech filed a voluntary petition for relief under Chapter 15 of the U.S. Bankruptcy Code and on June 27, 2014, C-Motech filed a Motion for Recognition of a Foreign Main Proceeding under Chapter 15 of the U.S. Bankruptcy Code and Further Relief. On July 10, 2014, this motion was heard in the U.S. Bankruptcy Court for the Southern District of California during which the Court ordered that C-Motech's bankruptcy proceeding in South Korea was recognized as a foreign main proceeding and that our lawsuit against C-Motech in the U.S. District Court is stayed. The effect of this ruling is that we must participate in C-Motech's bankruptcy proceeding in South Korea if we wish to pursue our various claims against C-Motech. We are currently considering our options with respect to this ruling.

NOTE 12 - SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During these periods, we did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of June 30, 2014 and for the year ended June 30, 2014.

