Form 10-Q
period 2014-09-30
FRANKLIN WIRELESS CORP
filed 2014-11-14
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The Registrant has 10,533,869 shares of common stock outstanding as of November 14, 2014.

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (unaudited)	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,767,173	$8,240,595
Accounts receivable	9,119,038	5,622,644
Other receivables, net	71,612	99,406
Inventories	2,099,321	1,967,390
Loan to an employee	–	7,128
Prepaid expenses and other current assets	171,008	191,219
Prepaid income taxes	1,018,900	1,056,588
Deferred tax assets, current	59,279	59,279
Advance payments to vendors	41,382	46,109
Total current assets	21,347,713	17,290,358
Property and equipment, net	438,532	498,465
Intangible assets, net	1,837,825	2,125,816
Deferred tax assets, non-current	1,981,325	1,981,325
Goodwill	273,285	273,285
Other assets	103,691	107,409
TOTAL ASSETS	$25,982,371	$22,276,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,647,027	$5,534,168
Advance payments from customers	765,032	319,888
Accrued liabilities	335,759	317,298
Marketing funds payable	206,847	374,608
Short-term borrowings	154,378	148,295
Total current liabilities	10,109,043	6,694,257
Total liabilities	10,109,043	6,694,257

Commitments and contingencies (Note 8)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2014 and June 30, 2014	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,533,869 shares issued and outstanding as of September 30, 2014 and June 30, 2014	13,806	13,806
Additional paid-in capital	7,326,888	7,245,283
Retained earnings	12,884,231	12,601,083
Treasury stock, 3,342,286 shares as of September 30, 2014 and June 30, 2014	(4,279,479)	(4,279,479)
Accumulated other comprehensive (loss)	(287,869)	(243,100)
Total Parent Company stockholders’ equity	15,657,577	15,337,593
Non-controlling interests	215,751	244,808
Total stockholders’ equity	15,873,328	15,582,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,982,371	$22,276,658

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net sales	$13,616,077	$1,407,103
Cost of goods sold	11,300,477	1,410,295
Gross profit	2,315,600	(3,192)
Operating expenses:
Selling, general and administrative	1,407,530	922,265
Research and development	775,395	678,609
Total operating expenses	2,182,925	1,600,874
Income (loss) from operations	132,675	(1,604,066)
Other income (loss), net:
Interest income	2,635	3,860
Other income (loss), net	176,781	(23,661)
Total other income (loss), net	179,416	(19,801)
Income (loss) before provision (benefit) for income taxes	312,091	(1,623,867)
Income tax provision (benefit)	58,000	(453,000)
Net income (loss)	254,091	(1,170,867)
Non-controlling interests in net loss of subsidiary at 48.2%	29,057	77,243
Net income (loss) attributable to Parent Company	$283,148	$(1,093,624)

Basic earnings (loss) per share attributable to Parent Company stockholders	$0.03	$(0.11)
Diluted earnings (loss) per share attributable to Parent Company stockholders	$0.03	$(0.11)

Weighted average common shares outstanding - basic	10,533,869	10,374,369
Weighted average common shares outstanding - diluted	10,663,270	10,374,369

Comprehensive income (loss)
Net income (loss)	$254,091	$(1,170,867)
Translation adjustments	(44,769)	(32,989)
Comprehensive income (loss)	209,322	(1,203,856)
Comprehensive loss attributable to non-controlling interest	29,057	77,243
Comprehensive income (loss) attributable to controlling interest	$238,379	$(1,126,613)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$254,091	$(1,170,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	64,054	62,524
Amortization of intangible assets	332,230	298,302
Deferred tax (benefit)	–	(453,000)
Share-based compensation	81,605	65,266
Gain on debt extinguishment	(167,761)	–
Increase (decrease) in cash due to change in:
Accounts receivable	(3,468,600)	4,608,486
Inventories	(131,931)	(61,754)
Prepaid expenses and other current assets	20,211	(38,219)
Prepaid income taxes	37,688	–
Advance payments to vendors	4,727	(7,032)
Other assets	3,718	(7,409)
Accounts payable	3,112,859	(3,005,248)
Advance payments from customers	445,144	67,822
Accrued liabilities	18,461	(193,527)
Net cash provided by operating activities	606,496	165,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,121)	(14,782)
Payments for capitalized development costs	(43,560)	(139,000)
Purchases of intangible assets	(679)	(272)
Receipt of loan repayments from an employee	7,128	–
Receipt of loan repayments from third party	–	84,882
Net cash used in investing activities	(41,232)	(69,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings	6,083	–
Net cash provided by financing activities	6,083	–

Effect of foreign currency translation	(44,769)	(32,989)
Net increase in cash and cash equivalents	526,578	63,183
Cash and cash equivalents, beginning of period	8,240,595	10,431,474
Cash and cash equivalents, end of period	$8,767,173	$10,494,657
Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$2,451	$3,205
Income taxes	$–	$–

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2014 included in the Company’s Form 10-K filed on September 29, 2014.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in South America, the Caribbean, Europe, the Middle East and Africa ("EMEA") and Asia.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of September 30, 2014 and June 30, 2014. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of September 30, 2014, the non-controlling interest was $215,751, which represents a $29,057 decrease from $244,808 as of June 30, 2014. The decrease was due to the net loss of subsidiary of $60,234 for the three months ended September 30, 2014, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three months ended September 30,
Net sales:	2014	2013
United States	$10,909,143	$1,079,513
Caribbean and South America	157,700	2,580
Europe, the Middle East and Africa (“EMEA”)	6,383	298,616
Asia	2,542,851	26,394
Totals	$13,616,077	$1,407,103

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2014	June 30, 2014
United States	$1,542,360	$1,786,910
Asia	733,997	837,371
Totals	$2,276,357	$2,624,281

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as assets, cash equivalents, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds and certificates of deposit.

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of September 30, 2014 and June 30, 2014.

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

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table) include payroll, employee benefits, and other headcount-related expenses associated with product development. Related licenses and certification costs are also capitalized. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the greater of straight-line amortization or the ratio of the current gross revenues to the current and anticipated future gross revenues. The amortization begins when the products are available for general release to our customers.

As of September 30, 2014 and June 30, 2014, capitalized product development costs in progress were $43,560 and $39,545, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2014, we incurred $43,560 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $775,395 and $678,609 for the three months ended September 30, 2014 and 2013, respectively.

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

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $352,740 and $21,136 for the three months ended September 30, 2014 and 2013, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  However, as of September 30, 2014 and June 30, 2014, we believe our inventory needs no such reserves and have recorded no inventory reserves.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was noted as of September 30, 2014 and June 30, 2014.

The definite lived intangible assets consisted of the following as of September 30, 2014:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	0.3 years	281,714	268,645	13,069
Complete technology	3 years	0.8 years	361,249	301,053	60,196
Complete technology	3 years	1.0 years	174,009	116,006	58,003
Complete technology	3 years	1.3 years	909,962	505,534	404,428
Complete technology	3 years	2.5 years	65,000	10,833	54,167
Supply and development agreement	8 years	3.1 years	1,121,000	700,625	420,375
Technology in progress	Not Applicable	–	43,560	–	43,560
Software	5 years	1.7 years	196,795	125,920	70,875
Patents	10 years	7.5 years	53,222	823	52,399
Certifications & licenses	3 years	0.9 years	1,657,946	997,193	660,753
Total as of September 30, 2014			$6,872,140	$5,034,315	$1,837,825

The definite lived intangible assets consisted of the following as of June 30, 2014:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	0.5 years	281,714	245,169	36,545
Complete technology	3 years	1.0 years	361,249	270,949	90,300
Complete technology	3 years	1.3 years	174,009	101,505	72,504
Complete technology	3 years	1.5 years	909,962	429,704	480,258
Complete technology	3 years	2.8 years	65,000	5,417	59,583
Supply and development agreement	8 years	3.3 years	1,121,000	665,594	455,406
Technology in progress	Not Applicable	–	39,545	–	39,545
Software	5 years	2.1 years	196,795	115,173	81,622
Patents	10 years	7.8 years	52,543	761	51,782
Certifications & licenses	3 years	1.4 years	1,618,401	860,130	758,271
Total as of June 30, 2014			$6,827,901	$4,702,085	$2,125,816

Amortization expense recognized during the three months ended September 30, 2014 and 2013 was $332,230 and $298,302, respectively.

Long-lived Assets

In accordance with ASC 360, "Property, Plant, and Equipment," we review for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the asset; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

As of September 30, 2014, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of September 30, 2014, we have no material unrecognized tax benefits. We recorded an income tax provision and a decrease in prepaid income tax assets of $58,000 for the three months ended September 30, 2014.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2014, sales to our two largest customers accounted for 69% and 17% of our consolidated net sales and 79% and 13% of our accounts receivable balance as of September 30, 2014. In the same period in 2013, sales to our three largest customers accounted for 34%, 34% and 21% of our consolidated net sales and 60%, 20% and 0% of our accounts receivable balance as of September 30, 2013. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2014 and 2013.

For the three months ended September 30, 2014, we purchased the majority of our wireless data products from a manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the three months ended September 30, 2014, we purchased wireless data products from this supplier in the amount of $7,981,029, or 77% of total purchases, and had related accounts payable of $6,621,273 as of September 30, 2014. For the three months ended September 30, 2013, we purchased wireless data products from three suppliers in the amount of $1,104,635, or 93% of total purchases, and had related accounts payable of $547,832 as of September 30, 2013.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account. However, the Company does not anticipate any losses on excess deposits.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2014	June 30, 2014
Machinery and facility	$289,664	$289,664
Office equipment	360,549	356,932
Molds	727,656	714,356
Vehicle	9,843	9,843
Construction in progress	24,670	37,466
	1,412,382	1,408,261
Less accumulated depreciation	(973,850)	(909,796)
Total	$438,532	$498,465

Depreciation expense associated with property and equipment was $64,054 and $62,524 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2014	June 30, 2014
Accrued salaries, severance	$196,611	$198,061
Accrued salaries, payroll deductions owed to government entities	8,000	9,381
Accrued vacation	76,420	74,656
Payroll taxes	27,997	5,522
Other accrued liabilities	26,731	29,678
Total	$335,759	$317,298

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	September 30, 2014	June 30, 2014
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due March 2014, which was extended to March 2015 (interest rate of 10.55% per annum as extended)	$154,378	$148,295

The short-term borrowings from banks of $154,378 and $148,295 as of September 30, 2014 and June 30, 2014, respectively, resulted from the consolidation of FTI’s debt.

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. For the three month ended September 30, 2013, we were in a net loss position and have excluded 1,056,170 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended September 30,
	2014	2013
Net income (loss) attributable to Parent Company	$283,148	$(1,093,624)
Weighted-average shares of common stock outstanding:
Basic	10,533,869	10,374,369
Dilutive effect of common stock equivalents arising from stock options	129,401	–
Diluted Outstanding shares	10,663,270	10,374,369
Basic earnings (loss) per share	$0.03	$(0.11)
Diluted earnings (loss) per share	$0.03	$(0.11)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating lease was $49,728 for the three months ended September 30, 2014 and 2013. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was approximately $24,000 for the three months ended September 30, 2014 and 2013. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expires on September 13, 2015. During the three months ended September 30, 2013, we leased an additional corporate housing facility whose lease was terminated in April 2014. Rent expense related to these operating leases was $2,783 and $5,444 for the three months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012 and a follow-up Settlement Conference was held on June 12, 2013. A claim construction hearing took place on October 9, 2014. This matter is currently in the discovery phase. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

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

On October 1, 2013, Cell and Network Selection LLC filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 6,195,551. As of September 30, 2014, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three months ended September 30, 2014 was $81,605, and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the three months ended September 30, 2014 was approximately $8,000.

A summary of the status of our stock options is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2014	895,337	$1.24	5.50	$497,350
Granted	–
Exercised	–
Cancelled	–
Forfeited or Expired		$

Outstanding as of September 30, 2014	895,337	$1.24	5.24	$309,330

Exercisable as of September 30, 2014	800,334	$1.23	4.95	$285,580

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.59 as of September 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2014 in the amount of 895,337 shares was $1.16 per share.

As of September 30, 2014, there was $136,587 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 0.76 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2014, filed on September 29, 2014.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We market our products directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in South America, the Caribbean, EMEA and Asia. Our products are certified by Sprint, C-Spire Wireless and other wireless operators located in the United States and also by wireless operators located in Caribbean and South American countries.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2014, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2014.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2014 and 2013, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2014	2013

Net Sales	100.0%	100.0%
Cost of goods sold	83.0%	100.2%
Gross profit	17.0%	(0.2%	)
Operating expenses	16.0%	113.8%
Income (loss) from operations	1.0%	(114.0%	)
Other income (expense), net	1.3%	(1.4%	)
Net income (loss) before income taxes	2.3%	(115.4%	)
Income tax provision (benefit)	0.4%	(32.2%	)
Net income (loss)	1.9%	(83.2%	)
Non-controlling interest in net loss of subsidiary	0.2%	5.5%
Net income (loss) attributable to Parent Company stockholders	2.1%	(77.7%	)

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

NET SALES - Net sales increased by $12,208,974, or 867.7%, to $13,616,077 for the three months ended September 30, 2014 from $1,407,103 for the corresponding period of 2013. For the three months ended September 30, 2014, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $157,700 (1.2% of net sales), $10,909,143 (80.1% of net sales), $6,383 (0.0% of net sales) and $2,542,851 (18.7% of net sales), respectively. For the three months ended September 30, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $2,580 (0.2% of net sales), $1,079,513 (76.7% of net sales), $298,616 (21.2% of net sales) and $26,394 (1.9% of net sales), respectively.

Net sales in the South American and Caribbean regions increased by $155,120, or 6,012.4%, to $157,700 for the three months ended September 30, 2014 from $2,580 for the corresponding period of 2013.   The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $9,829,630, or 910.6%, to $10,909,143 for the three months ended September 30, 2014 from $1,079,513 for the corresponding period of 2013. The increase in net sales was primarily due to the launch of new products that took place after September 30, 2013. Net sales in EMEA decreased by $292,233, or 97.9%, to $6,383 for the three months ended September 30, 2014 from $298,616 for the corresponding period of 2013. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $2,516,457, or 9,534.2%, to $2,542,851 for the three months ended September 30, 2014 from $26,394 for the corresponding period of 2013. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $2,318,792 to $2,315,600 for the three months ended September 30, 2014 from ($3,192) for the corresponding period of 2013.  The increase in gross profit was primarily due to the change in net sales as described above. The gross profit in terms of net sales percentage was 17.0% for the three months ended September 30, 2014 compared to (0.2%) for the corresponding period of 2013.  The increase in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region. The increase in gross profit in terms of net sales percentage was also due to the fact that fixed expenses relating to amortization of intangible assets are included in cost of goods sold. Because the net sales for the three months ended September 30, 2013 were low relative to the corresponding period of 2014, the gross profit in terms of net sales percentage was negatively affected by these expenses as they represented a significantly larger percentage of cost of goods sold.

OPERATING EXPENSES - Operating expenses increased by $582,051, or 36.4%, to $2,182,925 for the three months ended September 30, 2014 from $1,600,874 for the corresponding period of 2013.  The increase was primarily due to higher shipping and handling expenses resulting from the volume increase in product shipments as well as higher research and development costs due to increased headcount.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $199,217 to $179,416 for the three months ended September 30, 2014 from ($19,801) for the corresponding period of 2013. The increase was primarily due to the reversal of expenses associated with certain marketing related activities that were accrued in prior periods which expired during the three months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending September 30, 2015.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of September 30, 2014 consisted of cash and cash equivalents of $8,767,173.  We believe we have sufficient available capital to cover our existing operations and obligations through at least September 30, 2015.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for the three months ended September 30, 2014 and 2013 were $606,496 and $165,344, respectively.

The $606,496 in net cash provided by operating activities for the three months ended September 30, 2014 was primarily due to the increases in accounts payable and advance payments from customers of $3,112,859 and $445,144, respectively, and the net income of $254,091, which were partially offset by the increase in accounts receivable of $3,468,600. The $165,344 in net cash provided by operating activities for the three months ended September 30, 2013 was primarily due to the decrease in accounts receivable of $4,608,486, which was partially offset by the decrease in accounts payable of $3,005,248 and the net loss of ($1,170,867).

INVESTING ACTIVITIES – Net cash used in investing activities for the three months ended September 30, 2014 and 2013 were $41,232 and $69,172, respectively.

The $41,232 in net cash used in investing activities for the three months ended September 30, 2014 was primarily due to the payments for capitalized product development costs of $43,560. We capitalize product development and certification costs because such products are expected to be sold in future periods and provide economic benefit to the Company. The $69,172 in net cash used in investing activities for the three months ended September 30, 2013 was primarily due to the payments for capitalized product development costs of $139,000, which was partially offset by the repayment of a loan from a third party of $84,882.

FINANCING ACTIVITIES – Net cash provided by financing activities for the three months ended September 30, 2014 was $6,083 and net cash provided by financing activities for the three months ended September 30, 2013 was $0.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating lease was $49,728 for the three months ended September 30, 2014 and 2013. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was approximately $24,000 for the three months ended September 30, 2014 and 2013. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expires on September 13, 2015. During the three months ending September 30, 2013, we leased an additional corporate housing facility whose lease was terminated in April 2014. Rent expense related to these operating leases was $2,783 and $5,444 for the three months ended September 30, 2014 and 2013, respectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three months ended September 30, 2014, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 29, 2014 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ Richard T. Walker
Richard T. Walker Chief Financial Officer
Dated: November 14, 2014		(Principal Financial Officer)

