Form 10-Q
period 2014-12-31
FRANKLIN WIRELESS CORP
filed 2015-02-17
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The Registrant has 10,533,869 shares of common stock outstanding as of February 17, 2015.

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014 (unaudited)	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,917,127	$8,240,595
Accounts receivable	4,968,265	5,622,644
Other receivables, net	206,314	99,406
Inventories, net	1,794,273	1,967,390
Loan to an employee	–	7,128
Prepaid expenses and other current assets	125,261	191,219
Prepaid income taxes	909,588	1,056,588
Deferred tax assets, current	–	59,279
Advance payments to vendors	25,876	46,109
Total current assets	19,946,704	17,290,358
Property and equipment, net	406,790	498,465
Intangible assets, net	1,560,699	2,125,816
Deferred tax assets, non-current	1,977,603	1,981,325
Goodwill	273,285	273,285
Other assets	100,215	107,409
TOTAL ASSETS	$24,265,296	$22,276,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,563,315	$5,534,168
Advance payments from customers	1,886,533	319,888
Accrued liabilities	296,637	317,298
Marketing funds payable	43,007	374,608
Short-term borrowings	148,295	148,295
Total current liabilities	7,937,787	6,694,257
Total liabilities	7,937,787	6,694,257

Commitments and contingencies (Note 8)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2014 and June 30, 2014	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,533,869 shares issued and outstanding as of December 31, 2014 and June 30, 2014	13,806	13,806
Additional paid-in capital	7,288,234	7,245,283
Retained earnings	13,308,711	12,601,083
Treasury stock, 3,342,286 shares as of December 31, 2014 and June 30, 2014	(4,279,479)	(4,279,479)
Accumulated other comprehensive loss	(369,244)	(243,100)
Total Parent Company stockholders’ equity	15,962,028	15,337,593
Non-controlling interests	365,481	244,808
Total stockholders’ equity	16,327,509	15,582,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,265,296	$22,276,658

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net sales	$12,494,687	$7,553,845	$26,110,764	$8,960,948
Cost of goods sold	10,006,962	5,345,315	21,307,439	6,755,610
Gross profit	2,487,725	2,208,530	4,803,325	2,205,338

Operating expenses:
Selling, general and administrative	1,225,254	1,455,833	2,632,784	2,378,098
Research and development	740,508	700,534	1,515,903	1,379,143
Total operating expenses	1,965,762	2,156,367	4,148,687	3,757,241
Income (loss) from operations	521,963	52,163	654,638	(1,551,903)

Other income, net:
Interest income	3,020	3,380	5,655	7,240
Other income, net	201,227	158,162	378,008	134,501
Total other income, net	204,247	161,542	383,663	141,741
Income (loss) before provision (benefit) for income taxes	726,210	213,705	1,038,301	(1,410,162)
Income tax provision (benefit)	152,000	(7,000)	210,000	(460,000)
Net income (loss)	574,210	220,705	828,301	(950,162)
Non-controlling interests in net income of subsidiary at 48.2%	(149,730)	(93,761)	(120,673)	(16,518)
Net income (loss) attributable to Parent Company	$424,480	$126,944	$707,628	$(966,680)

Basic earnings (loss) per share attributable to Parent Company stockholders	$0.04	$0.02	$0.07	$(0.09)
Diluted earnings (loss) per share attributable to Parent Company stockholders	$0.04	$0.02	$0.07	$(0.09)

Weighted average common shares outstanding – basic	10,533,869	10,374,369	10,533,869	10,374,369
Weighted average common shares outstanding – diluted	10,661,879	10,584,435	10,661,879	10,374,369

Comprehensive income (loss)
Net income (loss)	$574,210	$220,705	$828,301	$(950,162)
Translation adjustments	(81,376)	(57,888)	(126,144)	(90,877)
Comprehensive income (loss)	492,834	162,817	702,157	(1,041,039)
Comprehensive income attributable to non-controlling interest	(149,730)	(93,761)	(120,673)	(16,518)
Comprehensive income (loss) attributable to controlling interest	$343,104	$69,056	$581,484	$(1,057,557)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$828,301	$(950,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	121,318	126,610
Amortization of intangible assets	653,510	610,932
Deferred tax (benefit)	63,001	(460,000)
Share-based compensation	42,951	130,532
Gain on forgiven debt	(40,664)	–
Gain on debt extinguishment	(331,601)	(130,054)
Increase (decrease) in cash due to change in:
Accounts receivable	547,471	1,488,139
Inventories	173,117	(297,207)
Prepaid expenses and other current assets	65,958	(142,135)
Prepaid income taxes	147,000	(88,181)
Advance payments to vendors	20,233	45,744
Other assets	7,194	(9,621)
Accounts payable	69,811	141,009
Advance payments from customers	1,566,645	156,619
Accrued liabilities	(20,661)	(235,714)
Net cash provided by operating activities	3,913,584	386,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,643)	(79,567)
Payments for capitalized development costs	(81,591)	(521,068)
Purchases of intangible assets	(6,802)	(27,743)
Receipt of loan repayments from an employee	7,128	–
Receipt of loan repayments from third party	–	95,428
Net cash used in investing activities	(110,908)	(532,950)

Effect of foreign currency translation	(126,144)	(90,877)
Net increase (decrease) in cash and cash equivalents	3,676,532	(237,316)
Cash and cash equivalents, beginning of period	8,240,595	10,431,474
Cash and cash equivalents, end of period	$11,917,127	$10,194,158

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$4,869	$6,402
Income taxes	$–	$–

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of December 31, 2014 and June 30, 2014. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of December 31, 2014, the non-controlling interest was $365,481, which represents a $120,673 increase from $244,808 as of June 30, 2014. The increase was due to the net income of subsidiary of $250,156 for the six months ended December 31, 2014, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2014	2013	2014	2013
United States	$8,816,503	$4,002,728	$19,725,646	$5,082,241
Caribbean and South America	1,257,352	1,836,500	1,415,052	1,839,080
Europe, the Middle East and Africa (“EMEA”)	1,357,015	461,521	1,363,398	760,137
Asia	1,063,817	1,253,096	3,606,668	1,279,490
Totals	$12,494,687	$7,553,845	$26,110,764	$8,960,948

Long-lived assets, net (property and equipment and intangible assets):	December 31, 2014	June 30, 2014
United States	$1,252,026	$1,786,910
Asia	715,463	837,371
Totals	$1,967,489	$2,624,281

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of December 31, 2014 and June 30, 2014.

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

As of December 31, 2014 and June 30, 2014, capitalized product development costs in progress were $0 and $39,545, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three and six months ended December 31, 2014, we incurred $38,031 and $81,591 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $740,508 and $700,534 for the three months ended December 31, 2014 and 2013, respectively, and $1,515,903 and $1,379,143 for the six months ended December 31, 2014 and 2013, respectively.

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

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $322,838 and $112,026 for the three months ended December 31, 2014 and 2013, respectively, and $675,578 and $133,162 for the six months ended December 31, 2014 and 2013, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of December 31, 2014 we have recorded an inventory reserve in the amount of $60,000 for inventory that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ending December 31, 2014 and June 30, 2014.

The definite lived intangible assets consisted of the following as of December 31, 2014:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	–	281,714	281,714	–
Complete technology	3 years	0.5	361,249	331,157	30,092
Complete technology	3 years	0.8	174,009	130,506	43,503
Complete technology	3 years	1.0	909,962	581,365	328,597
Complete technology	3 years	2.3	65,000	16,250	48,750
Supply and development agreement	8 years	2.8	1,121,000	735,656	385,344
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.6	196,795	136,666	60,129
Patents	10 years	7.8	53,220	883	52,337
Certifications and licenses	3 years	1.2	1,745,662	1,133,715	611,947
Total as of December 31, 2014			$6,916,294	$5,355,595	$1,560,699

The definite lived intangible assets consisted of the following as of June 30, 2014:

Definite lived intangible assets:	Expected Life	Average Remaining life	Accumulated Amortization	Gross Intangible Assets	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	0.5 years	281,714	245,169	36,545
Complete technology	3 years	1.0 years	361,249	270,949	90,300
Complete technology	3 years	1.3 years	174,009	101,505	72,504
Complete technology	3 years	1.5 years	909,962	429,704	480,258
Complete technology	3 years	2.8 years	65,000	5,417	59,583
Supply and development agreement	8 years	3.3 years	1,121,000	665,594	455,406
Technology in progress	Not Applicable	–	39,545	–	39,545
Software	5 years	2.1 years	196,795	115,173	81,622
Patents	10 years	7.8 years	52,543	761	51,782
Certifications and licenses	3 years	1.4 years	1,618,401	860,130	758,271
Total as of June 30, 2014			$6,827,901	$4,702,085	$2,125,816

Amortization expense recognized during the three months ended December 31, 2014 and 2013 was $321,280 and $312,630, respectively, and during the six months ended December 31, 2014 and 2013 was $653,510 and $610,932, respectively.

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

As of December 31, 2014, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2014, we have no material unrecognized tax benefits. We recorded an income tax provision of $152,000 and $210,000 for the three and six months ended December 31, 2014, respectively, and a decrease in prepaid income tax assets of $109,312 and $147,000 for the three and six months ended December 31, 2014, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2014, sales to our two largest customers accounted for 63% and 12% of our consolidated net sales and 61% and 11% of our accounts receivable balance as of December 31, 2014. In the same period in 2013, sales to our five largest customers accounted for 21%, 18%, 14%, 13% and 12% of our consolidated net sales and 0%, 42%, 21%, 5% and 27% of our accounts receivable balance as of December 31, 2013. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2014 and 2013.

For the six months ended December 31, 2014, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the six months ended December 31, 2014, we purchased wireless data products from two suppliers in the amount of $16,506,938, or 81% of total purchases, and had related accounts payable of $4,162,219 as of December 31, 2014. For the six months ended December 31, 2013, we purchased wireless data products from two suppliers in the amount of $5,010,027, or 77% of total purchases, and had related accounts payable of $2,364,079 as of December 31, 2013.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2014	June 30, 2014
Machinery and facility	$289,664	$289,664
Office equipment	360,630	356,932
Molds	735,116	714,356
Vehicle	9,843	9,843
Construction in progress	42,651	37,466
	1,437,904	1,408,261
Less accumulated depreciation	(1,031,114)	(909,796)
Total	$406,790	$498,465

Depreciation expense associated with property and equipment was $57,264 and $64,086 for the three months ended December 31, 2014 and 2013, respectively, and $121,318 and $126,610 for the six months ended December 31, 2014 and 2013, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2014	June 30, 2014
Accrued salaries, severance	$156,112	$198,061
Accrued salaries, payroll deductions owed to government entities	9,823	9,381
Accrued vacation	78,521	74,656
Payroll taxes	39,920	5,522
Other accrued liabilities	12,261	29,678
Total	$296,637	$317,298

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	December 31, 2014	June 30, 2014
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due March 2014, which was extended to March 2015 (interest rate of 10.55% per annum as extended)	$148,295	$148,295

The short-term borrowings from banks of $148,295 as of December 31, 2014 and June 30, 2014, resulted from the consolidation of FTI’s debt.

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. For the six months ended December 31, 2013, we were in a net loss position and have excluded 1,078,170 stock options from the calculation of diluted net loss per share because these securities were anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income (loss) attributable to Parent Company	$424,480	$126,944	$707,628	$(966,680)

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,533,869	10,374,369	10,533,869	10,374,369
Dilutive effect of common stock equivalents arising from stock options	128,010	210,066	128,010	–
Diluted shares outstanding	10,661,879	10,584,435	10,661,879	10,374,369
Basic earnings (loss) per share	$0.04	$0.02	$0.07	$(0.09)
Diluted earnings (loss) per share	$0.04	$0.02	$0.07	$(0.09)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating lease was $49,728 for the three months ended December 31, 2014 and 2013 and $99,456 for the six months ended December 31, 2014 and 2013. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was approximately $24,000 for the three months ended December 31, 2014 and 2013 and approximately $48,000 for the six months ended December 31, 2014 and 2013. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expires on September 13, 2015. During the six months ended December 31, 2013, we leased an additional corporate housing facility whose lease was terminated in April 2014. Rent expense related to these operating leases was $2,597 and $5,488 for the three months ended December 31, 2014 and 2013, respectively, and $5,380 and $10,932 for the six months ended December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, C-Motech owns 1,566,672 shares, or 15%, of our outstanding Common Stock.

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

On October 1, 2013, Cell and Network Selection LLC filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 6,195,551. As of December 31, 2014, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and six months ended December 31, 2014 was ($38,654) and $42,951. The expense credit for the three months ended December 31, 2014, resulted from the reversal of expenses booked in prior periods for stock options for a small number of employees that were cancelled. This amount increased operating income and income before income taxes by the same amount by decreasing compensation expense recognized in selling and administrative expense. The $42,951 in compensation expense for the six months ended December 31, 2014, decreased operating income and income before taxes by the same amount by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the six months ended December 31, 2014 was approximately $12,714.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2014	895,337	$1.24	5.50	$497,350
Granted	–
Exercised	–
Cancelled	(45,000)
Forfeited or Expired	–

Outstanding as of December 31, 2014	850,337	$1.24	4.86	$183,033

Exercisable as of December 31, 2014	770,332	$1.23	4.59	$174,233

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.45 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2014 in the amount of 850,337 shares was $1.15 per share.

As of December 31, 2014, there was $42,533 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 0.66 years.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2014, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended December 31, 2014.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2014 and 2013, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.1%	70.8%	81.6%	75.4%
Gross profit	19.9%	29.2%	18.4%	24.6%
Operating expenses	15.7%	28.5%	15.9%	41.9%
Income (loss) from operations	4.2%	0.7%	2.5%	(17.3%)
Other income, net	1.6%	2.1%	1.5%	1.6%
Net income (loss) before income taxes	5.8%	2.8%	4.0%	(15.7%)
Income tax provision (benefit)	1.2%	(0.1%)	0.8%	(5.1%)
Net income (loss)	4.6%	2.9%	3.2%	(10.6%)
Non-controlling interest in net income of subsidiary	(1.2%)	(1.2%)	(0.5%)	(0.2%)
Net income (loss) attributable to Parent Company stockholders	3.4%	1.7%	2.7%	(10.8%)

THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013

NET SALES - Net sales increased by $4,940,842, or 65.4%, to $12,494,687 for the three months ended December 31, 2014 from $7,553,845 for the corresponding period of 2013. For the three months ended December 31, 2014, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $1,257,352 (10.0% of net sales), $8,816,503 (70.6% of net sales), $1,357,015 (10.9% of net sales) and $1,063,817 (8.5% of net sales), respectively. For the three months ended December 31, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $1,836,500 (24.3% of net sales), $4,002,728 (53.0% of net sales), $461,521 (6.1% of net sales) and $1,253,096 (16.6% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $579,148, or 31.5%, to $1,257,352 for the three months ended December 31, 2014 from $1,836,500 for the corresponding period of 2013.   The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $4,813,775, or 120.3%, to $8,816,503 for the three months ended December 31, 2014 from $4,002,728 for the corresponding period of 2013. The increase in net sales was primarily due to the launch of two new products; one took place during the second quarter of fiscal 2015, and the other took place at the end of the second quarter of fiscal 2014. These increases were partially offset by decreases in net sales due to timing of orders placed by one customer, and another customer who did not make any repeat purchases during the second quarter of fiscal 2015. Net sales in EMEA increased by $895,494, or 194.0%, to $1,357,015 for the three months ended December 31, 2014 from $461,521 for the corresponding period of 2013. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $189,279, or 15.1%, to $1,063,817 for the three months ended December 31, 2014 from $1,253,096 for the corresponding period of 2013. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $279,195, or 12.6%, to $2,487,725 for the three months ended December 31, 2014 from $2,208,530 for the corresponding period of 2013.  The increase in gross profit was primarily due to the change in net sales as described above. The gross profit in terms of net sales percentage was 19.9% for the three months ended December 31, 2014 compared to 29.2% for the corresponding period of 2013. The decrease in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $190,605, or 8.8%, to $1,965,762 for the three months ended December 31, 2014 from $2,156,367 for the corresponding period of 2013.  The decrease was primarily due to lower commissions paid to third parties as well as lower share-based compensation expense, which were partially offset by higher shipping and handling expenses resulting from the volume increase in product shipments and higher research and development costs due to increased headcount.

OTHER INCOME, NET - Other income, net increased by $42,705, or 26.4%, to $204,247 for the three months ended December 31, 2014 from $161,542 for the corresponding period of 2013. The increase was primarily due to the difference in the amount of expenses that were reversed associated with certain marketing related activities that were accrued and prior periods which expired during the three months ended December 31, 2014 and 2013.

SIX MONTHS ENDED DECEMBER 31, 2014 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2013

NET SALES - Net sales increased by $17,149,816 or 191.4%, to $26,110,764 for the six months ended December 31, 2014 from $8,960,948 for the corresponding period of 2013. For the six months ended December 31, 2014, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $1,415,052 (5.4% of net sales), $19,725,646 (75.6% of net sales), $1,363,398 (5.2% of net sales) and $3,606,668 (13.8% of net sales), respectively. For the six months ended December 31, 2013, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $1,839,080 (20.5% of net sales), $5,082,241 (56.7% of net sales), $760,137 (8.5% of net sales) and $1,279,490 (14.3% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $424,028, or 23.1%, to $1,415,052 for the six months ended December 31, 2014 from $1,839,080 for the corresponding period of 2013.   The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $14,643,405, or 288.1%, to $19,725,646 for the six months ended December 31, 2014 from $5,082,241 for the corresponding period of 2013. The increase in net sales was primarily due to the launch of two new products; one took place during the second quarter of fiscal 2015, and the other took place at the end of the second quarter of fiscal 2014. These increases were partially offset by decreases in net sales due to a customer who did not make any repeat purchases during six months ending December 31, 2014. Net sales in EMEA increased by $603,261, or 79.4%, to $1,363,398 for the six months ended December 31, 2014 from $760,137 for the corresponding period of 2013. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $2,327,178, or 181.9%, to $3,606,668 for the six months ended December 31, 2014 from $1,279,490 for the corresponding period of 2013. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $2,597,987, or 117.8%, to $4,803,325 for the six months ended December 31, 2014 from $2,205,338 for the corresponding period of 2013. The increase in gross profit was primarily due to the change in net sales as described above. The gross profit in terms of net sales percentage was 18.4% for the six months ended December 31, 2014 compared to 24.6% for the corresponding period of 2013. The decrease in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $391,446, or 10.4%, to $4,148,687 for the six months ended December 31, 2014 from $3,757,241 for the corresponding period of 2013.  The increase was primarily due to higher shipping and handling expenses resulting from the volume increase in product shipments as well as higher research and development costs due to increased headcount, which were partially offset by lower commissions paid to third parties as well as lower share-based compensation expense.

OTHER INCOME, NET - Other income, net increased by $241,922, or 170.7%, to $383,663 for the six months ended December 31, 2014 from $141,741 for the corresponding period of 2013. The increase was primarily due to the difference in the amount of expenses that were reversed associated with certain marketing related activities that were accrued in prior periods which expired during the six months ended December 31, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending December 31, 2015.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of December 31, 2014 consisted of cash and cash equivalents of $11,917,127.  We believe we have sufficient available capital to cover our existing operations and obligations through at least December 31, 2015.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash provided by operating activities for the six months ended December 31, 2014 and 2013 was $3,913,584 and $386,511, respectively.

The $3,913,584 in net cash provided by operating activities for the six months ended December 31, 2014 was primarily due to the increase in advance payments from customers and the decrease in accounts receivable of $1,566,645 and $547,471, respectively, as well as our operating results (net income adjusted for depreciation and other non-cash charges).

The $386,511 in net cash provided by operating activities for the six months ended December 31, 2013 was primarily due to the decrease in accounts receivable of $1,488,139, which was partially offset by the increases in inventory and prepaid expenses of $297,207 and $142,135, respectively, the decrease in accrued liabilities of $235,714 as well as our operating results (net income adjusted for depreciation and other non-cash charges).

INVESTING ACTIVITIES - Net cash used in investing activities for the six months ended December 31, 2014 and 2013 was $110,908 and $532,950, respectively.

The $110,908 in net cash used in investing activities for the six months ended December 31, 2014 was primarily due to the payments for capitalized product development costs of $81,591. We capitalize product development and certification costs because such products are expected to be sold in future periods and provide economic benefit to the Company. The $532,950 in net cash used in investing activities for the six months ended December 31, 2013 was primarily due to the payments for capitalized product development costs of $521,068, which was partially offset by the repayment of a loan from a third party of $95,428.

FINANCING ACTIVITIES - There were no financing activities for the six months ended December 31, 2014 and 2013.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating lease was $49,728 for the three months ended December 31, 2014 and 2013 and $99,456 for the six months ended December 31, 2014 and 2013. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was approximately $24,000 for the three months ended December 31, 2014 and 2013 and approximately $48,000 for the six months ended December 31, 2014 and 2013. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expires on September 13, 2015. During the six months ended December 31, 2013, we leased an additional corporate housing facility whose lease was terminated in April 2014. Rent expense related to these operating leases was $2,597 and $5,488 for the three months ended December 31, 2014 and 2013, respectively, and $5,380 and $10,932 for the six months ended December 31, 2014 and 2013, respectively.

Effect of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers. This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The amendments for this standard update are effective for the interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted. We are currently evaluating the impact of ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update 2014-12 ("ASU 2014-12"), Compensation - Stock Compensation. This amendment requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Adoption of this standard is required for annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of ASU 2014-12 will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15 ("ASU 2014-15"), which requires management to assess an entity's ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods beginning after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. Early adoption is permitted. We are currently evaluating the impact of ASU 2014-15 will have on our consolidated financial statements and related disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the six months ended December 31, 2014, contained within this Quarterly Report on Form 10-Q.

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
Richard T. Walker Chief Financial Officer (Principal Financial Officer)
Dated: February 17, 2015

