Form 10-Q
period 2015-03-31
FRANKLIN WIRELESS CORP
filed 2015-05-15
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 10,533,869 shares of common stock outstanding as of May 15, 2015.

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,831,825	$8,240,595
Accounts receivable	5,518,247	5,622,644
Other receivables, net	156,576	99,406
Inventories, net	2,107,830	1,967,390
Loan to an employee	–	7,128
Prepaid expenses and other current assets	84,845	191,219
Prepaid income taxes	909,588	1,056,588
Deferred tax assets, current	249,000	59,279
Advance payments to vendors	30,766	46,109
Total current assets	19,888,677	17,290,358
Property and equipment, net	352,494	498,465
Intangible assets, net	1,284,449	2,125,816
Deferred tax assets, non-current	1,977,603	1,981,325
Goodwill	273,285	273,285
Other assets	99,780	107,409
TOTAL ASSETS	$23,876,288	$22,276,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,944,670	$5,534,168
Advance payments from customers	113,943	319,888
Accrued liabilities	255,112	317,298
Marketing funds payable	–	374,608
Short-term borrowings	148,295	148,295
Total current liabilities	7,462,020	6,694,257
Total liabilities	7,462,020	6,694,257

Commitments and contingencies (Note 8)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2015 and June 30, 2014	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,533,869 shares issued and outstanding as of March 31, 2015 and June 30, 2014	13,806	13,806
Additional paid-in capital	7,298,004	7,245,283
Retained earnings	13,326,510	12,601,083
Treasury stock, 3,342,286 shares as of March 31, 2015 and June 30, 2014	(4,279,479)	(4,279,479)
Accumulated other comprehensive loss	(577,651)	(243,100)
Total Parent Company stockholders’ equity	15,781,190	15,337,593
Non-controlling interests	633,078	244,808
Total stockholders’ equity	16,414,268	15,582,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,876,288	$22,276,658

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales	$10,174,842	$10,055,313	$36,285,606	$19,016,261
Cost of goods sold	8,293,528	9,065,571	29,600,967	15,821,181
Gross profit	1,881,314	989,742	6,684,639	3,195,080

Operating expenses:
Selling, general and administrative	1,145,194	1,065,315	3,777,978	3,443,413
Research and development	722,781	696,501	2,238,684	2,075,644
Total operating expenses	1,867,975	1,761,816	6,016,662	5,519,057
Income (loss) from operations	13,339	(772,074)	667,977	(2,323,977)

Other income, net:
Interest income	2,854	3,267	8,509	10,508
Other income, net	20,203	554,614	398,211	689,114
Total other income, net	23,057	557,881	406,720	699,622
Income (loss) before provision (benefit) for income taxes	36,396	(214,193)	1,074,697	(1,624,355)
Income tax provision (benefit)	(249,000)	(88,000)	(39,000)	(548,000)
Net income (loss)	285,396	(126,193)	1,113,697	(1,076,355)
Non-controlling interests in net income of subsidiary at 48.2%	(267,597)	(4,987)	(388,270)	(21,505)
Net income (loss) attributable to Parent Company	$17,799	$(131,180)	$725,427	$(1,097,860)

Basic earnings (loss) per share attributable to Parent Company stockholders	$0.00	$(0.01)	$0.07	$(0.11)
Diluted earnings (loss) per share attributable to Parent Company stockholders	$0.00	$(0.01)	$0.07	$(0.11)

Weighted average common shares outstanding – basic	10,533,869	10,381,785	10,533,869	10,376,787
Weighted average common shares outstanding – diluted	10,650,609	10,381,785	10,650,609	10,376,787

Comprehensive income (loss)
Net income (loss)	$285,396	$(126,193)	$1,113,697	$(1,076,355)
Translation adjustments	(208,407)	(11,051)	(334,551)	(101,928)
Comprehensive income (loss)	76,989	(137,244)	779,146	(1,178,283)
Comprehensive income attributable to non-controlling interest	(267,597)	(4,987)	(388,270)	(21,505)
Comprehensive income (loss) attributable to controlling interest	$(190,608)	$(142,231)	$390,876	$(1,199,788)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,113,697	$(1,076,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	180,203	188,246
Amortization of intangible assets	970,576	952,215
Deferred tax (benefit)	(185,999)	(548,000)
Share-based compensation	52,721	195,797
Gain on forgiven debt	(40,125)	–
Gain on debt extinguishment	(374,608)	(643,731)
Increase (decrease) in cash due to change in:
Accounts receivable	47,227	(1,230,619)
Inventories	(140,440)	(1,927,636)
Prepaid expenses and other current assets	106,374	(150,679)
Prepaid income taxes	147,000	(26,680)
Advance payments to vendors	15,343	(49,051)
Other assets	7,629	(8,140)
Accounts payable	1,450,627	3,666,908
Advance payments from customers	(205,945)	224,949
Accrued liabilities	(62,186)	(248,003)
Net cash provided by (used in) operating activities	3,082,094	(680,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,232)	(111,681)
Payments for capitalized development costs	(81,591)	(521,068)
Purchases of intangible assets	(47,618)	(28,519)
Receipt of loan repayments from an employee	7,128	–
Receipt of loan repayments from third party	–	103,191
Net cash used in investing activities	(156,313)	(558,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	–	1,211
Issuance of stock related to stock options exercised	–	16,150
Net cash provided by financing activities	–	17,361

Effect of foreign currency translation	(334,551)	(101,928)
Net increase (decrease) in cash and cash equivalents	2,591,230	(1,323,423)
Cash and cash equivalents, beginning of period	8,240,595	10,431,474
Cash and cash equivalents, end of period	$10,831,825	$9,108,051
Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$5,043	$8,741
Income taxes	$–	$–

See accompanying notes to unaudited consolidated financial statements

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

NOTE 2 - BUSINESS OVERVIEW

We are a leader in intelligent wireless solutions including mobile hotspots, routers and modems as well as innovative hardware and software products that support machine-to-machine (M2M) applications and the Internet of Things (IoT). Our M2M and IOT solutions include embedded modules, modems and gateways built to deliver reliable always-on connectivity supporting a broad spectrum of applications. These products are designed to solve wireless connectivity challenges in a variety of vertical markets including video surveillance, digital signage, home security, oil and gas exploration, kiosks, fleet management, smart grid, vehicle diagnostics, telematics and many more.

We have a majority ownership position in Franklin Technology Inc. (FTI), a research and development facility located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in South America, the Caribbean, Europe, the Middle East and Africa ("EMEA") and Asia.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of March 31, 2015 and June 30, 2014. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2015, the non-controlling interest was $633,078, which represents a $388,270 increase from $244,808 as of June 30, 2014. The increase was due to the net income of subsidiary of $804,874 for the nine months ended March 31, 2015, of which 48.2% was attributable to the non-controlling interests.

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

The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2015	2014	2015	2014
United States	$6,999,431	$5,007,627	$26,725,077	$10,089,868
Caribbean and South America	–	15,240	1,415,052	1,854,320
Europe, the Middle East and Africa (“EMEA”)	3,154,126	1,295,931	4,517,524	2,056,068
Asia	21,285	3,736,515	3,627,953	5,016,005
Totals	$10,174,842	$10,055,313	$36,285,606	$19,016,261

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2015	June 30, 2014
United States	$1,024,546	$1,786,910
Asia	612,397	837,371
Totals	$1,636,943	$2,624,281

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of March 31, 2015 and June 30, 2014.

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

As of March 31, 2015 and June 30, 2014, capitalized product development costs in progress were $0 and $39,545, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three and nine months ended March 31, 2015, we incurred $0 and $81,591 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All expenses incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $722,781 and $696,501 for the three months ended March 31, 2015 and 2014, respectively, and $2,238,684 and $2,075,644 for the nine months ended March 31, 2015 and 2014, respectively.

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

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $201,249 and $129,862 for the three months ended March 31, 2015 and 2014, respectively, and $876,827 and $263,104 for the nine months ended March 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of March 31, 2015 we have recorded an inventory reserve in the amount of $60,000 for inventory that we have identified as obsolete or slow-moving. As of June 30, 2014, there was no reserve for obsolete or slow-moving inventories.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended March 31, 2015 and June 30, 2014.

The definite lived intangible assets consisted of the following as of March 31, 2015:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	–	281,714	281,714	–
Complete technology	3 years	–	361,249	361,249	–
Complete technology	3 years	0.5	174,009	145,007	29,002
Complete technology	3 years	0.7	909,962	657,195	252,767
Complete technology	3 years	2.0	65,000	21,666	43,334
Complete technology	3 years	2.8	2,443	204	2,239
Supply and development agreement	8 years	2.6	1,121,000	770,688	350,312
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.4	196,795	147,412	49,383
Patents	10 years	7.1	53,694	945	52,749
Certifications and licenses	3 years	1.8	1,783,561	1,278,898	504,663
Total as of March 31, 2015			$6,957,110	$5,672,661	$1,284,449

The definite lived intangible assets consisted of the following as of June 30, 2014:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	0.5 years	281,714	245,169	36,545
Complete technology	3 years	1.0 years	361,249	270,949	90,300
Complete technology	3 years	1.3 years	174,009	101,505	72,504
Complete technology	3 years	1.5 years	909,962	429,704	480,258
Complete technology	3 years	2.8 years	65,000	5,417	59,583
Supply and development agreement	8 years	3.3 years	1,121,000	665,594	455,406
Technology in progress	Not Applicable	–	39,545	–	39,545
Software	5 years	2.1 years	196,795	115,173	81,622
Patents	10 years	7.8 years	52,543	761	51,782
Certifications and licenses	3 years	1.0 years	1,618,401	860,130	758,271
Total as of June 30, 2014			$6,827,901	$4,702,085	$2,125,816

Amortization expense recognized during the three months ended March 31, 2015 and 2014 was $317,066 and $341,283, respectively, and during the nine months ended March 31, 2015 and 2014 was $970,576 and $952,215, respectively.

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

As of March 31, 2015, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2015, we have no material unrecognized tax benefits. We recorded an income tax benefit of $249,000 and $39,000 for the three and nine months ended March 31, 2015, respectively, and a decrease in prepaid income tax assets of $0 and $147,000 for the three and nine months ended March 31, 2015, respectively.

Concentrations

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2015, sales to our two largest customers accounted for 62.8% and 12.5% of our consolidated net sales and 78.9% and 10.8% of our accounts receivable balance as of March 31, 2015. In the same period in 2014, sales to our three largest customers accounted for 31.6%, 16.4%, and 10.6% of our consolidated net sales and 56.1%, 14.9%, and 1.4% of our accounts receivable balance as of March 31, 2014. No other customers accounted for more than ten percent of total net sales for the nine months ended March 31, 2015 and 2014.

For the nine months ended March 31, 2015, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the nine months ended March 31, 2015, we purchased wireless data products from this manufacturer in the amount of $22,691,229, or 77.9% of total purchases, and had related accounts payable of $6,392,081 as of March 31, 2015. For the nine months ended March 31, 2014, we purchased wireless data products from three manufacturers in the amount of $11,834,088, or 70.6% of total purchases, and had related accounts payable of $4,313,452 as of March 31, 2014.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each account.  However, the Company does not anticipate any losses on excess deposits.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2015	June 30, 2014
Machinery and facility	$289,665	$289,664
Office equipment	365,250	356,932
Molds	747,690	714,356
Vehicle	9,843	9,843
Construction in progress	30,045	37,466
	1,442,493	1,408,261
Less accumulated depreciation	(1,089,999)	(909,796)
Total	$352,494	$498,465

Depreciation expense associated with property and equipment was $58,885 and $61,636 for the three months ended March 31, 2015 and 2014, respectively, and $180,203 and $188,246 for the nine months ended March 31, 2015 and 2014, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2015	June 30, 2014
Accrued salaries, severance	$150,450	$198,061
Accrued salaries, payroll deductions owed to government entities	8,595	9,381
Accrued vacation	81,734	74,656
Payroll taxes	6,670	5,522
Other accrued liabilities	7,663	29,678
Total	$255,112	$317,298

NOTE 6 – SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following as of:

	March 31, 2015	June 30, 2014
Loan dated June 2011, due to a financial institution, with principal and monthly interest payments (interest rate of 8.90% per annum), and the original remaining balance due March 2014, which was extended to March 2016 (interest rate of 10.55% per annum as extended)	$148,295	$148,295

The short-term borrowings from banks of $148,295 as of March 31, 2015 and June 30, 2014, resulted from the consolidation of FTI’s debt.

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.”  Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. For the nine months ended March 31, 2014, we were in a net loss position and have excluded 1,056,170 stock options from the calculation of diluted net loss per share because these securities were anti-dilutive. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income (loss) attributable to Parent Company	$17,799	$(131,180)	$725,427	$(1,097,860)

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,533,869	10,381,785	10,533,869	10,376,787
Dilutive effect of common stock equivalents arising from stock options	116,740	–	116,740	–
Diluted shares outstanding	10,650,609	10,381,785	10,650,609	10,376,787
Basic earnings (loss) per share	$0.00	$(0.01)	$0.07	$(0.11)
Diluted earnings (loss) per share	$0.00	$(0.01)	$0.07	$(0.11)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating lease was $49,728 for the three months ended March 31, 2015 and 2014 and $149,185 for the nine months ended March 31, 2015 and 2014. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was approximately $24,000 for the three months ended March 31, 2015 and 2014 and approximately $72,000 for the nine months ended March 31, 2015 and 2014. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expires on September 13, 2015. During the nine months ended March 31, 2014, we leased an additional corporate housing facility whose lease was terminated in April 2014. Rent expense related to these operating leases was $2,603 and $6,945 for the three months ended March 31, 2015 and 2014, respectively, and $7,983 and $17,877 for the nine months ended March 31, 2015 and 2014, respectively.

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares from C-Motech was not completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results. We were previously advised that there are two individuals, Cheng-Ji Zhu and Ok-Nam Yun, who claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares was disputed by C-Motech. The ownership of the shares was the subject of litigation involving Cheng-Ji Zhu and Ok-Nam Yun and C-Motech in U.S. and Korean courts. On April 1, 2015 the Circuit Court of Cook County, Illinois County Department, Chancery Division issued an Order with respect to the matter of Cheng-Ji Zhu and Ok-Nam Yun, plaintiffs, v. Integrity Stock Transfer and Registrar, Mountain Share Transfer, Inc. and C-Motech Company Ltd., defendants. The order recognizes and enforces the plaintiff's Motion to Recognize and Enforce Foreign Judgment in which the plaintiffs previously prevailed over C-Motech with respect to the ownership of the 1,566,672 shares of Franklin Wireless Common Stock in an action that took place in Korea. As of the date of this Report, C-Motech is the registered owner of certificates representing 1,566,672 shares, which were issued by the Company in C-Motech’s name.

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

As of March 31, 2015, C-Motech is the record owner of 1,566,672 shares, or 15%, of our outstanding Common Stock.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

Novatel Wireless, Inc.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012 and a follow-up Settlement Conference was held on June 12, 2013. A claim construction hearing took place on October 9, 2014. On November 25, 2014, the Court granted plaintiff's Joint Motion to Joinder of Required Party, which added Nova Intellectual Solutions, LLC as a plaintiff to this litigation. This matter is currently in the discovery phase. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

On April 24, 2015, Nova Intellectual Solutions, LLC filed a complaint in the United States District Court for the Southern District of California, against us and FTI. The complaint alleges that one of the Company's products infringes on U.S. Patent No. 7,944,901. As of the date of this Report, neither we nor FTI have been served with the complaint. Due to the preliminary nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We intend to vigorously defend ourselves against these allegations.

C-Motech Co., Ltd.

On May 7, 2013, we filed a lawsuit against C-Motech Co., Ltd. in the Superior Court of California for the County of San Diego for breach of a Common Stock Repurchase Agreement we entered into with C-Motech On July 27, 2010. Under that Agreement, we agreed to repurchase 3,370,356 shares of our Common Stock from C-Motech for $3,500,000. A total of 1,803,684 shares were repurchased on the date of the Agreement in exchange for non-cash consideration in the amount of $1,873,065, and the remaining 1,566,672 shares were to be repurchased by us upon payment of the balance, $1,626,935, on or before December 31, 2010. This date was extended to March 31, 2011 and certain other changes made by an Amendment to the Agreement, as more particularly described in Item 13 below. However, the repurchase of the remaining 1,566,672 shares was not completed, notwithstanding our formal demand to C-Motech to sell the shares back to us and our attempt to tender payment for the shares. Accordingly, the action seeks damages, specific performance and declaratory relief for breach of the Common Stock Repurchase Agreement. The action also seeks indemnification from C-Motech for breach of other contracts between the parties relating to indemnification and intentional interference with certain other contracts. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. On June 19, 2014, C-Motech filed a voluntary petition for relief under Chapter 15 of the U.S. Bankruptcy Code and on June 27, 2014, C-Motech filed a Motion for Recognition of a Foreign Main Proceeding under Chapter 15 of the U.S. Bankruptcy Code and Further Relief. On July 10, 2014, this motion was heard in the U.S. Bankruptcy Court for the Southern District of California during which the Court ordered that C-Motech's bankruptcy proceeding in South Korea was recognized as a foreign main proceeding and that our lawsuit against C-Motech in the U.S. District Court is stayed. The effect of this ruling is that we must participate in C-Motech's bankruptcy proceeding in South Korea if we wish to pursue our various claims against C-Motech. We are currently considering our options with respect to this ruling.

Cell and Network Selection LLC

On October 1, 2013, Cell and Network Selection LLC filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 6,195,551. As of March 31, 2015, this legal proceeding is pending, but we do not believe this action will have a material effect on the Company.

Concinnitas, LLC

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

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim, and Mr. Lee through September 21, 2017. The Change of Control Agreement with Mr. Won expired on September 21, 2014 and was not renewed or extended.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and nine months ended March 31, 2015 was $9,770 and $52,721, respectively, and reduced operating income and income before taxes by the same amounts by increasing compensation expense recognized in selling and administrative expense. The recognized tax benefit related to the compensation expense for the nine months ended March 31, 2015 was approximately $0.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2014	895,337	$1.24	5.50	$497,350
Granted	–
Exercised	–
Cancelled	(45,000)
Forfeited or Expired	–

Outstanding as of March 31, 2015	850,337	$1.24	4.61	$434,133

Exercisable as of March 31, 2015	770,332	$1.23	4.34	$401,333

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.75 as of March 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2015 in the amount of 850,337 shares was $1.15 per share.

As of March 31, 2015, there was $20,263 of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 0.43 years.

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

BUSINESS OVERVIEW

We are a leader in intelligent wireless solutions including mobile hotspots, routers and modems as well as innovative hardware and software products that support machine-to-machine (M2M) applications and the Internet of Things (IoT). Our M2M and IOT solutions include embedded modules, modems and gateways built to deliver reliable always-on connectivity supporting a broad spectrum of applications. These products are designed to solve wireless connectivity challenges in a variety of vertical markets including video surveillance, digital signage, home security, oil and gas exploration, kiosks, fleet management, smart grid, vehicle diagnostics, telematics and many more.

We have a majority ownership position in Franklin Technology Inc. (FTI), a research and development facility located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in South America, the Caribbean, Europe, the Middle East and Africa ("EMEA") and Asia.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2014, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended March 31, 2015.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2015 and 2014, our statements of operations including data expressed as a percentage of sales:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2015		2014		2015		2014

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	81.5%		90.2%		81.6%		83.2%
Gross profit	18.5%		9.8%		18.4%		16.8%
Operating expenses	18.3%		17.5%		16.6%		29.0%
Income (loss) from operations	0.2%		(7.7%	)	1.8%		(12.2%	)
Other income, net	0.2%		5.5%		1.2%		3.7%
Net income (loss) before income taxes	0.4%		(2.2%	)	3.0%		(8.5%	)
Income tax provision (benefit)	(2.4%	)	(0.9%	)	(0.1%	)	(2.8%	)
Net income (loss)	2.8%		(1.3%	)	3.1%		(5.7%	)
Non-controlling interest in net income of subsidiary	(2.6%	)	0.0%		(1.1%	)	(0.1%	)
Net income (loss) attributable to Parent Company stockholders	0.2%		(1.3%	)	2.0%		(5.8%	)

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

NET SALES - Net sales increased by $119,529, or 1.2%, to $10,174,842 for the three months ended March 31, 2015 from $10,055,313 for the corresponding period of 2014. For the three months ended March 31, 2015, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $0 (0.0% of net sales), $6,999,431 (68.8% of net sales), $3,154,126 (31.0% of net sales) and $21,285 (0.2% of net sales), respectively. For the three months ended March 31, 2014, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $15,240 (0.1% of net sales), $5,007,627 (49.8% of net sales), $1,295,931 (12.9% of net sales) and $3,736,515 (37.2% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $15,240, or 100%, to $0 for the three months ended March 31, 2015 from $15,240 for the corresponding period of 2014.   The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $1,991,804, or 39.8%, to $6,999,431 for the three months ended March 31, 2015 from $5,007,627 for the corresponding period of 2014. The increase in net sales was primarily due to the launch of a new product that took place during the second quarter of fiscal 2015. This increase was partially offset by decreases in net sales due to a product that reached its end-of-life with a carrier customer, and another carrier customer who did not make any repeat purchases during the third quarter of fiscal 2015. Net sales in EMEA increased by $1,858,195, or 143.3%, to $3,154,126 for the three months ended March 31, 2014 from $1,295,931 for the corresponding period of 2014. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $3,715,230, or 99.4%, to $21,285 for the three months ended March 31, 2015 from $3,736,515 for the corresponding period of 2014. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $891,572, or 90.1%, to $1,881,314 for the three months ended March 31, 2015 from $989,742 for the corresponding period of 2014.  The gross profit in terms of net sales percentage was 18.5% for the three months ended March 31, 2015 compared to 9.8% for the corresponding period of 2014. The increase in gross profit and the gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $106,159, or 6.0%, to $1,867,975 for the three months ended March 31, 2015 from $1,761,816 for the corresponding period of 2014.  The increase was primarily due to higher shipping and handling expenses resulting from the volume increase in product shipments to the United States and higher research and development costs due to increased headcount, which were partially offset by lower share-based compensation expense.

OTHER INCOME, NET - Other income, net decreased by $534,824, or 95.9%, to $23,057 for the three months ended March 31, 2015 from $557,881 for the corresponding period of 2014. The decrease was primarily due to the difference in the amount of expenses that were reversed associated with certain marketing related activities that were accrued and prior periods which expired during the three months ended March 31, 2015 and 2014.

NINE MONTHS ENDED MARCH 31, 2015 COMPARED TO NINE MONTHS ENDED MARCH 31, 2014

NET SALES - Net sales increased by $17,269,345 or 90.8%, to $36,285,606 for the nine months ended March 31, 2015 from $19,016,261 for the corresponding period of 2014.  For the nine months ended March 31, 2015, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $1,415,052 (3.9% of net sales), $26,725,077 (73.7% of net sales), $4,517,524 (12.4% of net sales) and $3,627,953 (10.0% of net sales), respectively. For the nine months ended March 31, 2014, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia, were $1,854,320 (9.7% of net sales), $10,089,868 (53.1% of net sales), $2,056,068 (10.8% of net sales) and $5,016,005 (26.4% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $439,268, or 23.7%, to $1,415,052 for the nine months ended March 31, 2015 from $1,854,320 for the corresponding period of 2014.   The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $16,635,209, or 164.9%, to $26,725,077 for the nine months ended March 31, 2015 from $10,089,868 for the corresponding period of 2014. The increase in net sales was primarily due to the launch of two new products; one took place during the second quarter of fiscal 2015, and the other took place at the end of the second quarter of fiscal 2014. These increases were partially offset by a decrease in net sales due to a customer who did not make any repeat purchases during the nine months ending March 31, 2015. Net sales in EMEA increased by $2,461,456, or 119.7%, to $4,517,524 for the nine months ended March 31, 2015 from $2,056,068 for the corresponding period of 2014. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $1,388,052, or 27.7%, to $3,627,953 for the nine months ended March 31, 2015 from $5,016,005 for the corresponding period of 2014. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $3,489,559, or 109.2%, to $6,684,639 for the nine months ended March 31, 2015 from $3,195,080 for the corresponding period of 2014.  The increase in gross profit was primarily due to the change in net sales as described above. The gross profit in terms of net sales percentage was 18.4% for the nine months ended March 31, 2015 compared to 16.8% for the corresponding period of 2014.  The increase in gross profit in terms of net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $497,605, or 9.0%, to $6,016,662 for the nine months ended March 31, 2015 from $5,519,057 for the corresponding period of 2014.  The increase was primarily due to higher shipping and handling expenses resulting from the volume increase in product shipments and higher research and development costs due to increased headcount, which were partially offset by lower share-based compensation expense and lower commissions paid to third parties.

OTHER INCOME, NET - Other income, net decreased by $292,902, or 41.9%, to $406,720 for the nine months ended March 31, 2015 from $699,622 for the corresponding period of 2014. The decrease was primarily due to the difference in the amount of expenses that were reversed associated with certain marketing related activities that were accrued in prior periods which expired during the nine months ended March 31, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending March 31, 2016. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of March 31, 2015 consisted of cash and cash equivalents of $10,831,825.  We believe we have sufficient available capital to cover our existing operations and obligations through at least March 31, 2016.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for the nine months ended March 31, 2015 was $3,082,094, and net cash used in operating activities for the nine months ended March 31, 2014 was $680,779.

The $3,082,094 in net cash provided by operating activities for the nine months ended March 31, 2015 was primarily due to the increase in accounts payable of $1,450,627 as well as our operating results ( net income adjusted for depreciation, amortization and other non-cash charges). The $680,779 in net cash used in operating activities for the nine months ended March 31, 2014 was primarily due to increases in accounts receivable and inventory of $1,230,619 and $1,927,636, respectively, the increase in accounts payable of $3,666,908 as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges).

INVESTING ACTIVITIES – Net cash used in investing activities for the nine months ended March 31, 2015 and 2014 was $156,313 and $558,077, respectively.

The $156,313 in net cash used in investing activities for the nine months ended March 31, 2015 was primarily due to the payments for capitalized product development of $81,591 and purchases of intangible assets and property and equipment of $47,618 and $34,232, respectively. We capitalize product development and certification costs because such products are expected to be sold in future periods and provide economic benefit to the Company. The $558,077 in net cash used in investing activities for the nine months ended March 31, 2014 was primarily due to the payments for capitalized product development and purchases of property and equipment of $521,068 and $111,681, respectively, which were partially offset by the repayment of a loan from a third party of $103,191.

FINANCING ACTIVITIES – Net cash provided by financing activities for the nine months ended March 31, 2015 and 2014 was $0 and $17,361, respectively.

The $17,361 in net cash provided by financing activities for the nine months ended March 31, 2014 was primarily due to the issuance of stock related to stock options exercised.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576, and the lease expires on August 31, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent. Rent expense related to the operating lease was $49,728 for the three months ended March 31, 2015 and 2014 and $149,185 for the nine months ended March 31, 2015 and 2014. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2015. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment of common area costs. Rent expense related to the operating lease was approximately $24,000 for the three months ended March 31, 2015 and 2014 and approximately $72,000 for the nine months ended March 31, 2015 and 2014. The facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expires on September 13, 2015. During the nine months ended March 31, 2014, we leased an additional corporate housing facility whose lease was terminated in April 2014. Rent expense related to these operating leases was $2,603 and $6,945 for the three months ended March 31, 2015 and 2014, respectively, and $7,983 and $17,877 for the nine months ended March 31, 2015 and 2014, respectively.

Effect of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers. This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The amendments for this standard update are effective for the interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted. In April 2015, the FASB voted to propose a one year deferral of the effective date of the new guidance. We are currently evaluating the impact of ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the nine months ended March 31, 2015, contained within this Quarterly Report on Form 10-Q.

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
Dated: May 15, 2015

