Form 10-K
period 2015-06-30
FRANKLIN WIRELESS CORP
filed 2015-09-30
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2014, as reported by The OTCQB, was approximately $7,070,303.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 10,533,869 shares of common stock outstanding as of September 28, 2015.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2015 and fiscal 2014 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

PART I

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

We are a provider of intelligent wireless solutions including mobile hotspots, routers and modems as well as innovative hardware and software products that support machine-to-machine (M2M) applications and the Internet of Things (IoT). Our M2M and IoT solutions include embedded modules, modems and gateways built to deliver reliable always-on connectivity supporting a broad spectrum of applications. These products are designed to solve wireless connectivity challenges in a variety of vertical markets including video surveillance, digital signage, home security, oil and gas exploration, kiosks, fleet management, smart grid, vehicle diagnostics, telematics and many more.

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

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2015 and 2014. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

	Fiscal Year Ended June 30,
Net sales:	2015	2014
United States	$36,710,081	$18,036,635
Caribbean and South America	1,416,052	2,109,320
Europe, the Middle East and Africa ("EMEA")	4,578,970	3,789,414
Asia	3,639,130	7,017,528
Totals	$46,344,233	$30,952,897

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2015	June 30, 2014
United States	$785,144	$1,786,910
Asia	571,629	837,371
Totals	$1,356,773	$2,624,281

OUR PRODUCTS

We were the world’s first supplier of both CDMA EVDO Rev A and dual-mode (CDMA Rev A/WiMAX) Universal Serial Bus (USB) modems. Our mobile broadband products include a variety of wireless USB modems as well as Wi-Fi mobile hotspot routers and embedded modules, which operate over LTE, HSPA, or CDMA networks. Our products provide consumers with an easy and convenient way in which to wirelessly connect to the Internet from laptop or desktop computers. These high-speed devices support the viewing of web pages and sending and receiving email with large file attachments, as well as downloading pictures, videos and music content. Our products are based on widely deployed cellular technologies and operate across 3G and 4G networks including:

o	Code Division Multiple Access (“CDMA”) technology 1xEVDO – Evolution-Data Optimized technology in both Rev 0 and Rev A releases.
o	High Speed Packet Access (“HSPA”) based on the Universal Mobile Telecommunications System standard, sometimes referred to as Wideband Code Division Multiple Access (“WCDMA”) technology.
o	Long Term Evolution (LTE) 4G mobile broadband standard. The LTE specification provides downlink peak rates of at least 100 Mbps, uplink peak rates of at least 50 Mbps and radio access network (RAN) round-trip times of less than 10 milliseconds.

The following are representative selections of our current CDMA, HSPA and LTE wireless data products:

Mobile Broadband Products:

Routers:

o	Mobile hotspots: Single-mode and dual-mode (3G and 4G) portable Wi-Fi routers that provide wireless Internet access for multiple devices simultaneously including laptops, tablets and portable gaming devices.

USB Modems:

o	USB modems: Single-mode and dual-mode modems that plug into the Universal Serial Bus (USB) port of laptop or desktop computers, providing an easy and convenient way for users to connect to wireless broadband networks.

IoT and M2M Products:

IoT Gateway Devices:

o	Wireless modems and gateway devices deliver reliable always-on connectivity supporting a broad spectrum of M2M and IoT applications. Featuring industrial grade ruggedized housings, these versatile and compact modems and routers provide 3G and 4G connectivity and include Wi-Fi and GPS functionality and support IoT cloud management.

Embedded Modules:

o	Include single-mode and dual-mode modules that provide network connectivity for a wide-variety of products like vending machines, cargo containers, utility meters and video cameras. The primary market for these devices is original equipment manufacturers (OEMs) who seek reliable embedded module solutions for their wireless data needs.

Bus Information System:

o	Represents a full end-to-end IoT solution and includes both hardware and software engineered by the Company. This innovative system features Franklin’s newly developed intelligent gateway that supports GPS, Wi-Fi, OBDII, CCTV and black box integration and includes a fully functional information system.

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors located primarily in the United States, the Caribbean and South America, EMEA and Asia.

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

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2015, the manufacturing of the majority of our products was contracted out to one company located in Asia.

EMPLOYEES

As of June 30, 2015, we had 66 employees. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

ITEM 1A. RISK FACTORS.

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

WE OPERATE IN A FIELD WITH RAPIDLY CHANGING TECHNOLOGY. We cannot be certain that our products and services will function as anticipated or be desirable to our intended markets.  Our current or future products and services may fail to function properly, and if our products and services do not achieve and sustain market acceptance, our business, results of operations and profitability may suffer.  If we are unable to predict and comply with evolving wireless standards, our ability to introduce and sell new products will be adversely affected. If we fail to develop and introduce products on time, we may lose customers and potential product orders.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2015, net revenues from our two largest customers represented 68% and 10% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us.  If these customers were to reduce their business with us, our revenues and profitability could materially decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease approximately 11,318 square feet located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continue to occupy the premises with the consent of the landlord. Rent expense related to this lease was $198,914 for the years ended June 30, 2015 and 2014. On September 10, 2015, we signed a lease for a new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which we anticipate will commence on November 1, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease has been extended to September 1, 2017 with no change to the monthly rent. Beginning on June 12, 2015, FTI leased an additional office space consisting of approximately 2,682 square feet, also located in Seoul Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $98,400 and $96,000 for the years ended June 30, 2015 and 2014, respectively.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2016. During the year ended June 30, 2014, we leased an additional corporate housing facility which was terminated in April 2014. Rent expense related to these leases was $10,573 and $20,209 for the years ended June 30, 2015 and 2014, respectively.

ITEM 3. LEGAL PROCEEDINGS.

Refer to NOTE 9 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the OTCQB under the trading symbol "FKWL." The following table sets forth the range of high and low bid quotations per share for the Common Stock as reported during the years ended June 30, 2015 and 2014. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

	High	Low
Year Ended June 30, 2015
First Quarter	$1.80	$1.43
Second Quarter	$1.72	$1.40
Third Quarter	$1.75	$1.30
Fourth Quarter	$1.86	$1.45

Year Ended June 30, 2014
First Quarter	$2.00	$1.32
Second Quarter	$1.90	$1.35
Third Quarter	$1.77	$1.50
Fourth Quarter	$2.05	$1.56

We have one class of common stock. As of June 30, 2015, we had 944 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

DIVIDENDS

We have never declared or paid any dividends on our Common Stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, and do not expect to declare or pay any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	850,337	$1.24	805,000

Equity compensation plans not approved by security holders	–	N/A	–

Total	850,337	$1.24	805,000

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

BUSINESS OVERVIEW

We are a provider of intelligent wireless solutions including mobile hotspots, routers and modems as well as innovative hardware and software products that support machine-to-machine (M2M) applications and the Internet of Things (IoT). Our M2M and IoT solutions include embedded modules, modems and gateways built to deliver reliable always-on connectivity supporting a broad spectrum of applications. These products are designed to solve wireless connectivity challenges in a variety of vertical markets including video surveillance, digital signage, home security, oil and gas exploration, kiosks, fleet management, smart grid, vehicle diagnostics, telematics and many more.

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

As of June 30, 2015 and June 30, 2014, capitalized product development costs in progress were $0 and $39,545, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2015, we incurred $89,145 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of future forecasted taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary as of June 30, 2015. As of June 30, 2015, we have federal and state net operating loss carryforwards of approximately $5.2 million and $1.7 million, which expire through 2034 and 2017, respectively. The utilization of net operating loss carryforwards may be subject to limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2015 and 2014, our statements of operations including data expressed as a percentage of sales:

	2015		2014
	(as a percentage of sales)

Net sales	100.0%		100.0%
Cost of goods sold	81.9%		85.9%
Gross profit	18.1%		14.1%
Operating expenses	17.0%		23.6%
Income (loss) from operations	1.1%		(9.5%	)
Other income, net	1.0%		4.6%
Net income (loss) before income taxes	2.1%		(4.9%	)
Income tax benefit	(0.2%	)	(1.7%	)
Net income (loss)	2.3%		(3.2%	)
Non-controlling interest in net income of subsidiary	(0.6%	)	0.0%
Net income (loss) attributable to Parent Company stockholders	1.7%		(3.2%	)

YEAR ENDED JUNE 30, 2015 COMPARED TO YEAR ENDED JUNE 30, 2014

NET SALES - Net sales increased by $15,391,336, or 49.7%, to $46,344,233 for the year ended June 30, 2015 from $30,952,897 for the corresponding period of 2014. For the year ended June 30, 2015, net sales by geographic regions, consisting of South America and the Caribbean, the United States, EMEA (Europe, the Middle East and Africa) and Asia were $1,416,052 (3.1% of net sales), $36,710,081 (79.2% of net sales), $4,578,970 (9.9% of net sales) and $3,639,130 (7.8% of net sales), respectively.

Net sales in the South American and Caribbean regions decreased by $693,268, or 32.9%, to $1,416,052 for the year ended June 30, 2015, from $2,109,320 for the corresponding period of 2014. The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in the United States increased by $18,673,446, or 103.5%, to $36,710,081 for the year ended June 30, 2015, from $18,036,635 for the corresponding period of 2014. The increase in net sales was primarily due to the launch of two new products; one took place during the second quarter of fiscal 2015, and the other took place at the end of the second quarter of fiscal 2014. These increases were partially offset by a carrier customer that did not make any repeat purchase during fiscal 2015. Net sales in EMEA increased by $789,556, or 20.8%, to $4,578,970 for the year ended June 30, 2015, from $3,789,414 for the corresponding period of 2014. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $3,378,398, or 48.1%, to $3,639,130 for the year ended June 30, 2015, from $7,017,528 for the corresponding period of 2014. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT- Gross profit increased by $4,021,474, or 91.8%, to $8,400,078 for the year ended June 30, 2015, from $4,378,604 for the corresponding period of 2014. The increase was primarily due to the change in net sales as indicated above. The gross profit in terms of net sales percentage was 18.1% for the year ended June 30, 2015, compared to 14.1% for the corresponding period of 2014.  The increase in gross profit in terms of net sales and net sales percentage was due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $595,828, or 8.2%, to $7,888,420 for the year ended June 30, 2015, from $7,292,592 for the corresponding period of 2014.  The increase was primarily due to higher shipping and handling expenses resulting from the volume increase in product shipments and higher research and development costs due to increased headcount, which were partially offset by lower share-based compensation expense and lower commissions paid to third parties.

OTHER INCOME, NET - Other income, net decreased by $967,276, or 68.1%, to $453,968 for the year ended June 30, 2015, from $1,421,244 for the corresponding period of 2014. The decrease was primarily due to the difference in the amount of expenses that were reversed associated with certain marketing related activities that were incurred and accrued in prior periods which expired during the years ended June 30, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending June 30, 2016. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2015 consisted of cash and cash equivalents of $11,822,620.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2016.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash provided by operating activities for the year ended June 30, 2015 was $4,185,322, and net cash used in operating activities for the year ended June 30, 2014 was $1,707,651.

The $4,185,322 in net cash provided by operating activities for the year ended June 30, 2015 was primarily due to the increase in accounts payable of $1,867,779 as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges).

The $1,707,651 in net cash used in operating activities for the year ended June 30, 2014 was primarily due to increases in inventory and accounts receivable of $1,704,823 and $303,846, respectively, the increase in accounts payable of $1,361,070 as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges).

INVESTING ACTIVITIES - Net cash used in investing activities for the years ended June 30, 2015 and 2014 was $181,675 and $357,477, respectively.

The $181,675 in net cash used in investing activities for the year ended June 30, 2015 was primarily due to the payments for capitalized product development of $89,145 and purchases of intangible assets and property and equipment of $51,012 and $53,032, respectively.

The $357,477 in net cash used in investing activities for the year ended June 30, 2014 was primarily due to the payments for capitalized product development and purchases of property and equipment of $310,615 and $127,894, respectively, which were partially offset by the repayment of a loan from a third party of $110,294.

FINANCING ACTIVITIES - Net cash provided by financing activities for the years ended June 30, 2015 and 2014 was $0 and $96,074, respectively. The $96,074 in net cash provided by financing activities for the year ended June 30, 2014 was primarily due to the issuance of stock related to stock options exercised.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2015, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
	2016	2017	2018	2019	Thereafter	Total
Leases	$411,166	$408,207	$298,741	$277,377	$92,459	$1,487,950
Borrowings from banks	148,295	–	–	–	–	148,295
Total	$559,461	$408,207	$298,741	$277,377	$92,459	$1,636,245

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares from C-Motech was not completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results. We were previously advised that two individuals, Cheng-Ji Zhu and Ok-Nam Yun, claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares was disputed by C-Motech. The ownership of the shares was the subject of litigation involving Cheng-Ji Zhu and Ok-Nam Yun and C-Motech in U.S. and Korean courts. On April 1, 2015 the Circuit Court of Cook County, Illinois County Department, Chancery Division issued an Order with respect to the matter of Cheng-Ji Zhu and Ok-Nam Yun, plaintiffs, v. Integrity Stock Transfer and Registrar, Mountain Share Transfer, Inc. and C-Motech Company Ltd., defendants. The Order recognizes and enforces the plaintiff's Motion to Recognize and Enforce Foreign Judgment in which the plaintiffs previously prevailed over C-Motech with respect to the ownership of the 1,566,672 shares of Franklin Wireless Common Stock in an action that took place in Korea.

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

As of June 30, 2015, C-Motech was the registered owner of certificates representing 1,566,672 shares, or 15%, of our outstanding Common Stock, which were issued by the Company in C-Motech’s name. However, as of the date of this Report, the registered owners of these shares are Cheng-Ji Zhu and Ok-Nam Yun, who own 838,350 and 728,322 shares, respectively.

LEASES

Refer to ITEM 2. PROPERTIES.

FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

For the next twelve months, we may require in excess of $5.0 million for capital expenditures, software licenses and for testing and certifying new products.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s President and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2015.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2015.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2015.

Name	Age	Position
OC Kim	50	President, Secretary and a Director
Gary Nelson	74	Chairman of the Board and a Director
Joon Won Jyoung	73	Director
Johnathan Chee	52	Director
Benjamin Chung	40	Director
Yun J. (David) Lee	53	Chief Operating Officer
Richard Walker	53	Chief Financial Officer

OC Kim has been our President, Secretary and a director since September 2003 and also served as our Acting Chief Financial Officer until March, 2014. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 27 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea. We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

Gary Nelson has been a director since September 2003. Mr. Nelson was an early investor in Franklin Telecommunications Corp. in the 1980’sand served as a director from 2001 up until the Company’s merger with Accetio Inc. in September 2003, at which time the Company was renamed Franklin Wireless Corp. Following the merger, Mr. Nelson became a director and ultimately Chairman of the Board of Franklin Wireless Corp. He was co-founder and President of Churchill Mortgage Corporation, an income property mortgage banking firm based in Los Angeles, California, which was a loan correspondent for major life insurance companies and other financial institutions. In addition, Mr. Nelson was the Chief Operating Officer of Churchill Mortgage Capital, which is the loan origination arm of Churchill Mortgage Corporation. Mr. Nelson’s prior experience includes various marketing positions with Control Data Corporation and design engineering positions with North American Aviation where he worked on the Apollo Project.  He holds a B.S. in Mechanical Engineering from Kansas State University and an MBA from the University of Southern California. We believe that Mr. Nelson’s qualifications to serve as a director of the Company include his many years of business, operational and management experience including his previous position as President of Churchill Mortgage Corporation.  In addition, Mr. Nelson has served as a director of the Company for twelve years, and brings a valuable historical perspective on the development of the Company’s business and its leadership.

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

Yun J. (David) Lee has been our Chief Operating Officer since September 2008. Mr. Lee has 21 years of upper level management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining the Company, he was President of Ace Electronics, and served as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.

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

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2015 were complied with.

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

CORPORATE GOVERNANCE

During fiscal 2015, the Board of Directors held three meetings. Each director attended at least 75% of the meetings of the Board, except for Joon Won Jyoung, who attended none of the meetings. The Board of Directors has an Audit Committee made up of Messrs. Chung (committee chair) and Nelson and a Compensation Committee made up of Messrs. Nelson (committee chair) and Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2015 and 2014 to our President, Chief Operating Officer and Chief Financial Officer (The "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

OC Kim,	2014	$200,000	$–	$–	35,385	$235,385
President	2015	$200,000	$–	$–	10,000	$210,000

Yun J. (David) Lee,	2014	$170,000	$2,000	$–	–	$172,000
Chief Operating Officer	2015	$190,417	$–	$–	–	$190,417

Richard Walker,	2014	$112,500	$1,000	$–	$–	$113,500
Chief Financial Officer	2015	$112,500	$–	$–	$–	$112,500

(1) Represents the value of unused accrued vacation paid in cash.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of June 30, 2015. The only outstanding equity awards are stock options. No options were granted to the Named Executive Officers during the 2015 fiscal year. The options previously granted to our Named Executive Officers vest over periods ranging from one to three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
OC Kim	200,000 (1)	$1.47	06/15/2017	–	–
Yun J. (David) Lee	100,000 (2)	$1.34	06/15/2022	–	–
	100,000 (3)	$0.45	06/11/2019	–	–
Richard Walker	50,000 (4)	$1.34	06/15/2022	–	–

(1)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a five-year term. On June 15, 2012, the option previously granted on April 19, 2010 for 200,000 shares with an exercise price of $2.07 per share was canceled and a new option was granted for 200,000 shares with an exercise price of $1.47 per share.
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

On June 15, 2012, the option previously granted on April 19, 2010 for 50,000 shares with an exercise price of $2.07 per share was canceled and a new option was granted for 50,000 shares with an exercise price of $1.34 per share.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. Employee directors do not receive any cash compensation for services as directors and have not received any equity compensation designated for such services. Members of the Board of Directors who are not employees may receive stock option grants as consideration for their board service from time to time, although there is no established policy for such stock option grants. None of our directors received any compensation for serving on our Board for the year ended June 30, 2014.

Fiscal 2015 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary Nelson	5,000	–	–	5,000
Joon Won Jyoung	–	–	–	–
Johnathan Chee	5,000	–	–	5,000
Benjamin Chung	5,000	–	–	5,000

(1)	Directors are compensated a maximum of $10,000 annually, which is prorated based upon board meeting attendance. This compensation plan became effective January 1, 2015.

The following table sets forth the outstanding equity awards held by each of the named directors as of June 30, 2015.

Options Awards
Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
Gary Nelson	30,000	(2)	$1.34	06/15/2017	-	-
Joon Won Jyoung	15,000	(1)	$0.57	10/28/2016	-	-
	30,000	(2)	$1.34	06/15/2017	-	-
Johnathan Chee	15,000	(1)	$0.57	10/28/2016	-	-
	30,000	(2)	$1.34	06/15/2017	-	-
Benjamin Chung	30,000	(2)	$1.34	06/15/2017	-	-

(1)	The options vest and are exercisable in full on the six month anniversary of the date of the grant and have a five-year term.
(2)	The options vest and are exercisable over two years as follows, and have a five-year term:

i.	50% of the shares underlying the option vest on the one year anniversary of the date of the grant.
ii.	50% of the shares underlying the option vest on the two year anniversary of the date of the grant.

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

The Change of Control Agreement with Mr. Kim calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won was for two years and called for a payment of $1 million upon a change of control.

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim and Mr. Lee, through September 21, 2017. The Change of Control Agreement with Mr. Won expired on September 21, 2014 and was not renewed or extended.

COMPENSATION DISCUSSION AND ANALYSIS

GENERAL PHILOSOPHY- We compensate our executive officers through a mix of base salary, incentive compensation and stock options. Our compensation policies are designed to be competitive with comparable employers and to align management’s incentives with both near-term and long-term interests of our stockholders. We use informal methods of benchmarking our executive compensation, based on the experience of our directors or, in some cases, studies of industry standards. Our compensation is negotiated on a case by case basis, with attention being given to the amount of compensation necessary to make a competitive offer and the relative compensation among our executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2015 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
OC Kim 6205 Lusk Blvd., San Diego, CA 92121	1,596,695		15.16%

Gary Nelson 6205 Lusk Blvd., San Diego, CA 92121	391,825		3.72%

Yun J. (David) Lee 6205 Lusk Blvd., San Diego, CA 92121	25,000		0.24%

C-Motech Co. Ltd 1208 Jamsil-iSpace, Shincheon-dong, Songpa-gu, Seoul 138-922, Korea	1,566,672	(1)	14.87%

Joon Won Jyoung 6205 Lusk Blvd., San Diego, CA 92121	1,340,662		12.73%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	761,944	(2)	7.23%
All directors and executive officers as a group	3,354,182		31.84%

(1)	The shares owned by C-Motech Co. Ltd. were the subject of a legal dispute between Cheng-Ji Zhu and Ok-Nam Yun ("Plaintiffs") and C-Motech relating to the ownership of these shares. On April 1, 2015 the Circuit Court of Cook County, Illinois County Department, Chancery Division issued an Order that recognized and enforced the Plaintiff's Motion to Recognize and Enforce Foreign Judgment in which the Plaintiffs previously prevailed over C-Motech with respect to the ownership of these shares in an action that took place in Korea. As of the date of this Report, Cheng-Ji Zhu and Ok-Nam Yun are the record owners of 838,350 and 728,322 shares, respectively. We had previously entered into a Common Stock Repurchase Agreement with C-Motech for the repurchase of these shares, which was the subject of a lawsuit we filed against C-Motech, as described in Item 3, “Legal Proceedings.”
(2)	Based solely on a Schedule 13G dated February 13, 2015, which indicates that Mr. Packer may be deemed to beneficially own 761,944 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares from C-Motech was not completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results. We were previously advised that two individuals, Cheng-Ji Zhu and Ok-Nam Yun, claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares was disputed by C-Motech. The ownership of the shares was the subject of litigation involving Cheng-Ji Zhu and Ok-Nam Yun and C-Motech in U.S. and Korean courts. On April 1, 2015 the Circuit Court of Cook County, Illinois County Department, Chancery Division issued an Order with respect to the matter of Cheng-Ji Zhu and Ok-Nam Yun, plaintiffs, v. Integrity Stock Transfer and Registrar, Mountain Share Transfer, Inc. and C-Motech Company Ltd., defendants. The order recognizes and enforces the plaintiff's Motion to Recognize and Enforce Foreign Judgment in which the plaintiffs previously prevailed over C-Motech with respect to the ownership of the 1,566,672 shares of Franklin Wireless Common Stock in an action that took place in Korea.

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

As of June 30, 2015, C-Motech was the registered owner of certificates representing 1,566,672 shares, or 15%, of our outstanding Common Stock, which were issued by the Company in C-Motech’s name. However, as of the date of this Report, the registered owners of these shares are Cheng-Ji Zhu and Ok-Nam Yun, who own 838,350 and 728,322 shares, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2015	FY 2014
Audit Fees	$62,000	$59,000

Total Fees	$62,000	$59,000

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2015 and 2014, which was performed by Haskell & White LLP. All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

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

Dated: September 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ OC KIM	President and a Director	September 28, 2015
Principal Financial Officer

/s/ RICHARD WALKER	Chief Financial Officer	September 28, 2015
Richard Walker

/s/ GARY NELSON	Chairman of the Board of Directors	September 28, 2015
Gary Nelson

/s/ JOON WON JYOUNG	Director	September 28, 2015
Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	September 28, 2015
Johnathan Chee

/s/ BENJAMIN CHUNG	Director	September 28, 2015
Benjamin Chung

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Franklin Wireless Corp.

San Diego, California

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. as of June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

Irvine, California

September 28, 2015

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,822,620	$8,240,595
Accounts receivable	5,464,182	5,622,644
Other receivables, net	143,384	99,406
Inventories	2,281,667	1,967,390
Loan to an employee	–	7,128
Prepaid expenses and other current assets	60,339	191,219
Prepaid income taxes	1,055,788	1,056,588
Deferred tax assets, current	206,902	59,279
Advance payments to vendors	62,321	46,109
Total current assets	21,097,203	17,290,358
Property and equipment, net	314,492	498,465
Intangible assets, net	1,042,281	2,125,816
Deferred tax assets, non-current	1,860,347	1,981,325
Goodwill	273,285	273,285
Other assets	129,859	107,409
TOTAL ASSETS	$24,717,467	$22,276,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,362,075	$5,534,168
Advance payments from customers	693,317	319,888
Accrued liabilities	238,619	317,298
Marketing funds payable	–	374,608
Short-term borrowings	148,295	148,295
Total current liabilities	8,442,306	6,694,257
Total liabilities	8,442,306	6,694,257

Commitments and contingencies (Note 9)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2015 and 2014	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,533,869 shares issued and outstanding as of June 30, 2015 and 2014	13,806	13,806
Additional paid-in capital	7,305,767	7,245,283
Retained earnings	13,361,091	12,601,083
Treasury stock, 3,342,286 shares as of June 30, 2015 and 2014, respectively	(4,279,479)	(4,279,479)
Accumulated other comprehensive loss	(664,722)	(243,100)
Total Parent Company stockholders’ equity	15,736,463	15,337,593
Non-controlling interests	538,698	244,808
Total stockholders’ equity	16,275,161	15,582,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,717,467	$22,276,658

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Years Ended June 30,
	2015	2014
Net sales	$46,344,233	$30,952,897
Cost of goods sold	37,944,155	26,574,293
Gross profit	8,400,078	4,378,604
Operating expenses:
Selling, general and administrative	4,973,277	4,512,592
Research and development	2,915,143	2,780,000
Total operating expenses	7,888,420	7,292,592
Income (loss) from operations	511,658	(2,913,988)
Other income, net:
Interest income	23,264	13,585
Other income, net	430,704	1,407,659
Total other income, net	453,968	1,421,244
Income (loss) before provision (benefit) for income taxes	965,626	(1,492,744)
Income tax benefit	(88,272)	(529,016)
Net income (loss)	1,053,898	(963,728)
Non-controlling interests in net income of subsidiary at 48.2%	(293,890)	(8,308)
Net income (loss) attributable to Parent Company	$760,008	$(972,036)

Basic earnings (loss) per share attributable to Parent Company stockholders	$0.07	$(0.09)
Diluted earnings (loss) per share attributable to Parent Company stockholders	$0.07	$(0.09)

Weighted average common shares outstanding - basic	10,533,869	10,386,881
Weighted average common shares outstanding - diluted	10,640,733	10,386,881

Comprehensive income (loss)
Net income (loss)	$1,053,898	$(963,728)
Translation adjustments	(421,622)	(221,825)
Comprehensive income (loss)	632,276	(1,185,553)
Comprehensive income attributable to non-controlling interest	(293,890)	(8,308)
Comprehensive income (loss) attributable to controlling interest	$338,386	$(1,193,861)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance – June 30, 2013	10,374,369	$13,646	$6,989,952	$13,573,119	$(4,279,479)	$(21,275)	$236,500	$16,512,463
Net loss attributable to Parent Company	–	–	–	(972,036)	–	–	–	(972,036)
Foreign exchange translation	–	–	–	–	–	(221,825)	–	(221,825)
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	8,308	8,308
Share-based compensation	–	–	168,578	–	–	–	–	168,578
Issuance of stock related to stock options exercised	159,500	160	86,753	–	–	–	–	86,913
Balance – June 30, 2014	10,533,869	13,806	7,245,283	12,601,083	(4,279,479)	(243,100)	244,808	15,582,401
Net income attributable to Parent Company	–	–	–	760,008	–	–	–	760,008
Foreign exchange translation	–	–	–	–	–	(421,622)	–	(421,622)
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	293,890	293,890
Share-based compensation	–	–	60,484	–	–	–	–	60,484
Balance – June 30, 2015	10,533,869	$13,806	$7,305,767	$13,361,091	$(4,279,479)	$(664,722)	$538,698	$16,275,161

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,053,898	$(963,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	237,005	260,654
Amortization of intangible assets	1,223,692	1,287,806
Deferred tax benefit	(26,645)	(539,147)
Share-based compensation	60,484	168,578
Gain on debt extinguishment	(414,480)	(1,300,448)
Gain on sale of vehicle	(4,386)	–
Increase (decrease) in cash due to change in:
Accounts receivable	114,484	(303,846)
Inventories	(314,277)	(1,704,823)
Prepaid expenses and other current assets	130,880	(180,494)
Prepaid income taxes	800	147,372
Advance payments to vendors	(16,212)	64,169
Other assets	(22,450)	17,816
Accounts payable	1,867,779	1,361,070
Advance payments from customers	373,429	244,519
Accrued liabilities	(78,679)	(267,149)
Net cash provided by (used in) operating activities	4,185,322	(1,707,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(53,032)	(127,894)
Payments for capitalized development costs	(89,145)	(310,615)
Purchases of intangible assets	(51,012)	(29,262)
Proceeds from the sale of fixed assets	4,386	–
Receipt of loan repayments from a third party	–	110,294
Receipt of loan repayments from an employee	7,128	–
Net cash used in investing activities	(181,675)	(357,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock related to stock options exercised	–	86,913
Proceeds from short-term borrowings	–	9,161
Net cash provided by financing activities	–	96,074

Effect of foreign currency translation	(421,622)	(221,825)
Net increase (decrease) in cash and cash equivalents	3,582,025	(2,190,879)
Cash and cash equivalents, beginning of year	8,240,595	10,431,474
Cash and cash equivalents, end of year	$11,822,620	$8,240,595

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$5,552	$10,735
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS OVERVIEW

We are a provider of intelligent wireless solutions including mobile hotspots, routers and modems as well as innovative hardware and software products that support machine-to-machine (M2M) applications and the Internet of Things (IoT). Our M2M and IoT solutions include embedded modules, modems and gateways built to deliver reliable always-on connectivity supporting a broad spectrum of applications. These products are designed to solve wireless connectivity challenges in a variety of vertical markets including video surveillance, digital signage, home security, oil and gas exploration, kiosks, fleet management, smart grid, vehicle diagnostics, telematics and many more.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2015 and 2014. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of June 30, 2015 or June 30, 2014.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2015, the non-controlling interest was $538,698, which represents a $293,890 increase from $244,808 as of June 30, 2014. The increase of $293,890 in the non-controlling interest was due to the non-controlling interests in net income of subsidiary for the year ended June 30, 2015.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, Europe, the Middle East and Africa ("EMEA") and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2015	2014
United States	$36,710,081	$18,036,635
Caribbean and South America	1,416,052	2,109,320
Europe, the Middle East and Africa ("EMEA")	4,578,970	3,789,414
Asia	3,639,130	7,017,528
Totals	$46,344,233	$30,952,897

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2015	June 30, 2014
United States	$785,144	$1,786,910
Asia	571,629	837,371
Totals	$1,356,773	$2,624,281

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of June 30, 2015 and June 30, 2014.

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

Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20.  Our products contain embedded software internally developed by our Korea-based subsidiary Franklin Technology, Inc. (FTI), which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

The costs of product development that are capitalized once technological feasibility is determined (shown as Technology in progress in the Intangible Assets table in Note 2 to Notes to Consolidated Financial Statements) include payroll, employee benefits, and other headcount-related expenses associated with product development. Related licenses and certification costs are also capitalized. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the greater of straight-line amortization or the ratio of the current gross revenues to the current and anticipated future gross revenues. The amortization begins when the products are available for general release to our customers.

As of June 30, 2015 and June 30, 2014, capitalized product development costs in progress were $0 and $39,545, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2015, we incurred $89,145 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $2,915,143 and $2,780,000 for the years ended June 30, 2015 and 2014, respectively.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs were $23,362 and $20,869 for the years ended June 30, 2015 and 2014, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. In general, our products are shipped directly from our vendors to our customers. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of comprehensive income (loss), were $1,162,427 and $392,128 for the years ended June 30, 2015 and 2014, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of June 30, 2015, we have recorded an inventory reserve in the amount of $120,867 for inventories that we have identified as obsolete or slow-moving. As of June 30, 2014, there was no reserve for slow-moving inventories.

Property and Equipment

Property and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Machinery	6 years
Office equipment	5 years
Molds	3 years
Vehicles	5 years
Computers and software	5 years
Furniture and fixtures	7 years
Facilities	5 years or life of the lease, whichever is shorter

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2015 and 2014.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2015:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	–	281,714	281,714	–
Complete technology	3 years	–	361,249	361,249	–
Complete technology	3 years	0.3 years	174,009	159,508	14,501
Complete technology	3 years	0.5 years	909,962	733,025	176,937
Complete technology	3 years	1.8 years	65,000	27,083	37,917
Complete technology	3 years	2.5 years	2,402	400	2,002
Complete technology	3 years	2.8 years	6,405	534	5,871
Supply and development agreement	8 years	2.3 years	1,121,000	805,719	315,281
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.1 years	197,418	158,284	39,134
Patents	10 years	6.8 years	57,655	1,005	56,650
Certifications & licenses	3 years	0.4 years	1,783,561	1,389,573	393,988
Total as of June 30, 2015			$6,968,058	$5,925,777	$1,042,281

The definite lived intangible assets consisted of the following as of June 30, 2014:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	0.5 years	281,714	245,169	36,545
Complete technology	3 years	1.0 years	361,249	270,949	90,300
Complete technology	3 years	1.3 years	174,009	101,505	72,504
Complete technology	3 years	1.5 years	909,962	429,704	480,258
Complete technology	3 years	2.8 years	65,000	5,417	59,583
Supply and development agreement	8 years	3.3 years	1,121,000	665,594	455,406
Technology in progress	Not Applicable	–	39,545	–	39,545
Software	5 years	2.1 years	196,795	115,173	81,622
Patents	10 years	7.8 years	52,543	761	51,782
Certifications & licenses	3 years	1.4 years	1,618,401	860,130	758,271
Total as of June 30, 2014			$6,827,901	$4,702,085	$2,125,816

Amortization expense recognized during the years ended June 30, 2015 and 2014 was $1,223,692 and $1,287,806, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2016	FY2017	FY2018	FY2019	FY2020	Thereafter
Total	$795,053	$165,076	$42,798	$5,766	$5,766	$27,822

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2015 that would indicate that the long-lived assets are impaired.

Stock-based Compensation

The Company’s employee share-based awards result in a cost that is measured at fair value on an award’s grant date, based on the estimated number of awards that are expected to vest. Stock-based compensation is recognized on a straight-line basis over the award’s vesting period. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur. Stock-based compensation costs are reflected in the accompanying consolidated statements of operations based upon the underlying recipients roles within the Company.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets, unless it is more likely than not such assets will be realized. Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes and the annual change in deferred taxes.

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of income tax expense.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares that were outstanding for the period, without consideration for potential common shares. Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of common stock options outstanding under our stock plan.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2015, net sales to our two largest customers represented 68% and 10% of our consolidated net sales, respectively, and 87%, and 7% of our accounts receivable balance as of June 30, 2015. For the year ended June 30, 2014, net sales to our four largest customers represented 42%, 12%, 11%, and 10% of our consolidated net sales, respectively, and 69%, 19%, 0%, and 0% of our accounts receivable balance as of June 30, 2014. No other customers accounted for more than ten percent of total net sales for the years ended June 30, 2015 and 2014.

For the year ended June 30, 2015, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenue. For the year ended June 30, 2015, we purchased wireless data products from this supplier in the amount of $30,466,215, or 81.2% of total purchases, and had related accounts payable of $6,749,486 as of June 30, 2015. For the year ended June 30, 2014, we purchased wireless data products from three suppliers located in Asia. For the year ended June 30, 2014, we purchased wireless data products from these suppliers in the amount of $20,336,773, or 75.8% of total purchases, and had related accounts payable of $8,817,409 as of June 30, 2014.

We maintain our cash accounts with established commercial banks.  Such cash deposits may exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution.  However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This amendment addresses revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the update, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2015-14 delayed the effective date of this update to annual reporting periods beginning after December 15, 2017, and the amendment is to be applied retrospectively or the cumulative effect as of the date of adoption. Management is currently evaluating the impact ASU 2014-09 will have on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. Management does not believe the potential effects of this ASU on the consolidated financial statements will be material.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. ASU 2015-15 was issued subsequently to permit costs associated with a line of credit arrangement to be presented as assets and amortized ratably over the term of the arrangement. These updates will be effective for the Company on July 1, 2016. Management does not believe that these updates will materially impact the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for the Company beginning on July 1, 2017 and is applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosure.

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.
•	Level 2 inputs are observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 inputs are unobservable inputs for the asset or liability.

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximated their fair values due to the short period of time to maturity or repayment. The carrying value of the Company’s short-term borrowings approximate fair value as of June 30, 2015 and June 30, 2014, as the related interest rate approximates market rates currently available to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2015	June 30, 2014
Machinery and facility	$300,650	$289,664
Office equipment	373,554	356,932
Molds	775,499	714,356
Vehicle	–	9,843
Construction-in progress	2,130	37,466
	1,451,853	1,408,261
Less accumulated depreciation	(1,137,361)	(909,796)
Total	$314,492	$498,465

Depreciation expense associated with property and equipment was $237,005 and $260,654 for the fiscal years ended June 30, 2015 and 2014, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2015	June 30, 2014
Accrued salaries, severance	$140,820	$198,061
Accrued salaries, payroll deduction to pay	8,434	9,381
Accrued vacation	75,477	74,656
Payroll taxes	10,823	5,522
Other accrued liabilities	3,065	29,678
Total	$238,619	$317,298

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following as of:

	June 30, 2015	June 30, 2014
Loan dated June 2011, due to a financial institution, with monthly interest payments (interest rate of 8.90% per annum), and the principal balance due March 2014, which was extended to March 2016 (interest rate of 5.025% per annum as extended)	$148,295	$148,295
Total	$148,295	$148,295

The short-term borrowings of $148,295 as of June 30, 2015 and 2014 resulted from the consolidation of FTI’s debt.

NOTE 7 - INCOME TAXES

Income tax provision (benefit) for the years ended June 30, 2015 and 2014 consists of the following:

	Year Ended June 30,
	2015	2014
Current income tax expense (benefit):
Federal	$(40,659)	$(430,972)
State	800	(900)
	(39,859)	(431,872)
Deferred income tax expense (benefit):
Federal	(237,769)	(76,754)
State	–	1,700
Foreign	189,356	(22,090)
	(48,413)	(97,144)
Provision (benefit) for income taxes	$(88,272)	$(529,016)

The provision (benefit) for income taxes reconciles to the amount computed by applying effective federal statutory income tax rate to income (loss) before provision for income taxes as follows:

	Year Ended June 30,
	2015	2014
Federal tax provision (benefit), at statutory rate of 34%	$170,323	$(556,588)
State tax, net of federal tax benefit	528	528
Nondeductible expenses	48,245	28,034
R&D credits	(140,829)	(24,057)
Uncertain tax position	1,360	7,389
Foreign rate difference	(82,162)	(20,435)
Other	(85,737)	36,113
Provision (benefit) for income taxes	$(88,272)	$(529,016)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2015	June 30, 2014
Deferred tax asset:
Net operating losses	$1,773,959	$1,901,479
State tax	(272)	(272)
Intangibles	151,643	108,207
Other, net	141,919	31,190
Total deferred tax assets	2,067,249	2,040,604
Less valuation allowance	–	–
Net deferred tax asset	$2,067,249	$2,040,604

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income, and have determined it is more likely than not that the assets will be fully realized and no valuation allowance is necessary as of June 30, 2015. As of June 30, 2015, we have federal and state net operating loss carryforwards of approximately $5.2 million and $1.7 million, which expire through 2034. The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which are included in accrued liabilities on the consolidated balance sheet, is as follows:

Balance as of June 30, 2013	$52,746
Gross increase or (decrease)	7,389
Reversal of reserve on unrecognized tax benefits	–
Balance as of June 30, 2014	60,135
Gross increase or (decrease)	5,715
Reversal of reserve on unrecognized tax benefits	(4,355)
Balance as of June 30, 2015	$61,495

We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. ASC 740 requires us to accrue interest and penalties where there is an underpayment of taxes based on our best estimate of the amount ultimately to be paid. Our policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded any interest or penalties as the liability associated with the unrecognized tax benefits is immaterial. We are subject to taxation in the U.S., various state and foreign jurisdictions. We believe we are no longer subject to U.S. examination for years before 2012 by the federal taxing authority, and years before 2011 by state taxing authorities.

The Internal Revenue Service and Franchise Tax Board have completed their examination of our 2007 and 2008 taxable years with a favorable final resolution of the Company’s claim for research and development tax credits. As of June 30, 2015, the R&D tax credits that we have claimed are received in full. In addition, the Franchise Tax Board is currently examining our taxable years from 2008 to 2011 for the Company’s claimed tax refunds in regards to the California apportionment of our income. Although the final resolution is uncertain, we do not believe that this examination will have any material adverse effect on our consolidated financial position.

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

	Year Ended June 30,
	2015	2014
Net income (loss) attributable to Parent Company	$760,008	$(972,036)
Weighted-average shares of common stock outstanding:
Basic	10,533,869	10,386,881
Dilutive effect of common stock equivalents arising from stock options	106,864	–
Diluted Outstanding shares	10,640,733	10,386,881
Basic earnings (loss) per share	$0.07	$(0.09)
Diluted earnings (loss) per share	$0.07	$(0.09)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We have agreements to lease office space that expire in fiscal 2016. On September 10, 2015, we signed a lease for a new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which we anticipate will commence on November 1, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. FTI leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000. The lease associated with this office space expired on September 1, 2015, and has been extended to September 1, 2017 with no change to the monthly rent. Rent expense for the years ended June 30, 2015 and 2014 was $308,187 and $315,123, respectively. Future minimum rental payments under operating leases are as follows:

	Payments Due by June 30,
	2016	2017	2018	2019	Thereafter	Total
Administrative office, San Diego, CA	$272,397	$277,377	$277,377	$277,377	$92,459	$1,196,987
Administrative office, Korea	128,184	128,184	21,364	–	–	277,732
Corporate housing facility	10,585	2,646	–	–	–	13,231
Total Obligations	$411,166	$408,207	$298,741	$277,377	$92,459	$1,487,950

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

On January 28, 2011 (the “Amendment Date”) the Agreement was amended to reflect (1) a change in the date the 1,566,672 shares are to be repurchased from C-Motech from December 31, 2010 to March 31, 2011, and (2) a change to the non-cash consideration of $1,873,065. In exchange for the 1,803,684 shares, we were to pay cash to C-Motech (in the same amount) for the shares, by March 31, 2011. In addition, in a separate agreement dated January 28, 2011, C-Motech agreed to pay us $1,873,065, for amounts owed, by March 31, 2011. The purpose of these revisions was to more clearly differentiate each party’s payment obligations to the other with respect to this transaction. Following the Amendment Date, we paid C-Motech $1,873,065 in exchange for the 1,803,684 shares previously transferred to us by C-Motech, and C-Motech paid us $1,873,065 for amounts owed, of which $1,581,457 was booked to other income and $291,608 was booked to cost of goods sold. The repurchase of the remaining 1,566,672 shares has not been completed. We have provided formal notification to C-Motech that it is in breach of its obligations and we have also provided a demand to sell the shares back to us. We have attempted to tender payment for the shares without results, and we are unable to determine whether or not this repurchase will take place. We were previously advised that two individuals, Cheng-Ji Zhu and Ok-Nam Yun, claim to have purchased the shares from C-Motech through its former CEO; however, the authority of the former CEO to agree to the sale of the shares was disputed by C-Motech. The ownership of the shares was the subject of litigation involving Cheng-Ji Zhu and Ok-Nam Yun ("Plaintiffs") and C-Motech in U.S. and Korean courts in which the Plaintiffs prevailed over C-Motech. On May 7, 2013, we filed a lawsuit against C-Motech in the Superior Court of California for the County of San Diego for breach of the Agreement and breach of other contracts between the parties relating to indemnification and other obligations. On February 25, 2014, C-Motech answered the complaint and on February 26, 2014, C-Motech filed a Notice of Removal from the Superior Court of the State of California for the County of San Diego to the United States District Court for the Southern District of California. On June 19, 2014, C-Motech filed a voluntary petition for relief under Chapter 15 of the U.S. Bankruptcy Code and on June 27, 2014, C-Motech filed a Motion for Recognition of a Foreign Main Proceeding under Chapter 15 of the U.S. Bankruptcy Code and Further Relief. On July 10, 2014, this motion was heard in the U.S. Bankruptcy Court for the Southern District of California during which the Court ordered that C-Motech's bankruptcy proceeding in South Korea was recognized as a foreign main proceeding and that our lawsuit against C-Motech in the U.S. District Court is stayed. The effect of this ruling is that we must participate in C-Motech's bankruptcy proceeding in South Korea if we wish to pursue our various claims against C-Motech. We are currently considering our options with respect to this ruling.

As of June 30, 2015, C-Motech was the registered owner of certificates representing 1,566,672 shares, or 15%, of our outstanding Common Stock, which were issued by the Company in C-Motech’s name. However, as of the date of this Report, the registered owners of these shares are Cheng-Ji Zhu and Ok-Nam Yun, who own 838,350 and 728,322 shares, respectively.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

Novatel Wireless, Inc.

On December 10, 2010, Novatel Wireless, Inc. filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012 and a follow-up Settlement Conference was held on June 12, 2013. A claim construction hearing took place on October 9, 2014. On November 25, 2014, the Court granted plaintiff's Joint Motion to Joinder of Required Party, which added Nova Intellectual Solutions, LLC as a plaintiff to this litigation. Novatel Wireless, Inc. had previously assigned the patents-in-suit to Strategic Intellectual Solutions, LLC, which is the parent company of Nova Intellectual Solutions, LLC.

On April 24, 2015, Nova Intellectual Solutions, LLC filed a complaint in the United States District Court for the Southern District of California, against us and FTI. The complaint alleges that one of the Company's products infringes on U.S. Patent No. 7,944,901.

On July 20, 2015, a Settlement Conference took place during which we and Nova Intellectual Solutions, LLC agreed to settle this matter subject to the execution of a formal agreement governing such settlement, which has not been finalized as of the date of this Report.

C-Motech Co., Ltd.

Refer to NOTE 9 - COMMITMENTS AND CONTINGENCIES.

Cell and Network Selection LLC

On October 1, 2013, Cell and Network Selection LLC filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division against one of our customers as one of several defendants. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 6,195,551. On April 17, 2015, the case was dismissed following settlement by the parties to the litigation.

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

The Change of Control Agreement with Mr. Kim calls for a payment of $5 million upon a change of control; the agreement with Mr. Lee calls for a payment of $2 million upon a change of control; and the agreement with Mr. Won was for two years and called for a payment of $1 million upon a change of control.

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim and Mr. Lee, through September 21, 2017. The Change of Control Agreement with Mr. Won expired on September 21, 2014 and was not renewed or extended.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the year ended June 30, 2015 was $60,484 and reduced operating income and income before income taxes by the same amount by increasing compensation expense recognized in selling, general and administrative expense. The recognized tax benefit related to the compensation expense for the year ended June 30, 2015 was approximately $41,555.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2013	1,153,170	$1.16	5.49	$627,422
Granted	–	–	–	–
Exercised	(159,500)	(0.54)	2.05	(287,100)
Cancelled	–	–	–	–
Forfeited or Expired	(98,333)	(1.34)	7.88	(177,000)
Outstanding as of June 30, 2014	895,337	1.24	5.50	497,350
Granted	–	–
Exercised	–	–
Cancelled	(45,000)	(1.34)	(6.96)	(72,000)
Forfeited or Expired	–	–
Outstanding as of June 30, 2015	850,337	1.24	4.36	306,583

Exercisable as of June 30, 2015	850,337	$1.24	4.36	$306,583

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.60 as of June 30, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2015 in the amount of 850,337 shares was $1.15 per share.

As of June 30, 2015, there was $0 of total unrecognized compensation cost related to non-vested stock options granted.

NOTE 11 - RELATED PARTY TRANSACTIONS

Refer to NOTE 9 - COMMITMENTS AND CONTINGENCIES.

NOTE 12 - SUBSEQUENT EVENTS

ASC 855, “Subsequent Events" establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During this period, we did not have any material recognizable subsequent events required to be disclosed.

