Form 10-Q
period 2015-09-30
FRANKLIN WIRELESS CORP
filed 2015-11-16
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 001-14891

FRANKLIN WIRELESS CORP.

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3733534 (I.R.S. Employer Identification Number)

9707 Waples Street Suite 150 San Diego, California (Address of principal executive offices)	92121 (Zip code)

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

The Registrant has 10,533,869 shares of common stock outstanding as of November 16, 2015.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2015. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,496,586	$11,822,620
Accounts receivable	8,013,939	5,464,182
Other receivables, net	223,982	143,384
Inventories, net	1,959,188	2,281,667
Prepaid expenses and other current assets	55,387	60,339
Prepaid income taxes	1,055,788	1,055,788
Deferred tax assets, current	206,902	206,902
Advance payments to vendors	120,609	62,321
Total current assets	23,132,381	21,097,203
Property and equipment, net	264,789	314,492
Intangible assets, net	937,582	1,042,281
Deferred tax assets, non-current	1,860,347	1,860,347
Goodwill	273,285	273,285
Other assets	147,877	129,859
TOTAL ASSETS	$26,616,261	$24,717,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,746,179	$7,362,075
Advance payments from customers	1,246,430	693,317
Accrued liabilities	202,009	238,619
Income tax payable	5,065	–
Short-term borrowings	148,295	148,295
Total current liabilities	10,347,978	8,442,306
Total liabilities	10,347,978	8,442,306

Commitments and contingencies (Note 8)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2015 and June 30, 2015	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,533,869 shares issued and outstanding as of September 30, 2015 and June 30, 2015	13,806	13,806
Additional paid-in capital	7,293,267	7,305,767
Retained earnings	13,379,038	13,361,091
Treasury stock, 3,342,286 shares as of September 30, 2015 and June 30, 2015	(4,279,479)	(4,279,479)
Accumulated other comprehensive loss	(696,584)	(664,722)
Total Parent Company stockholders’ equity	15,710,048	15,736,463
Non-controlling interests	558,235	538,698
Total stockholders’ equity	16,268,283	16,275,161
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,616,261	$24,717,467

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net sales	$11,948,466	$13,616,077
Cost of goods sold	9,985,459	11,300,477
Gross profit	1,963,007	2,315,600

Operating expenses:
Selling, general and administrative	1,154,876	1,407,530
Research and development	722,569	775,395
Total operating expenses	1,877,445	2,182,925
Income from operations	85,562	132,675

Other income (loss), net:
Interest income	2,277	2,635
Other (loss) income, net	(45,290)	176,781
Total other (loss) income, net	(43,013)	179,416
Income before provision for income taxes	42,549	312,091
Income tax provision	5,065	58,000
Net income	37,484	254,091
Non-controlling interests in net (income) loss of subsidiary at 48.2%	(19,537)	29,057
Net income attributable to Parent Company	$17,947	$283,148

Basic earnings per share attributable to Parent Company stockholders	$0.00	$0.03
Diluted earnings per share attributable to Parent Company stockholders	$0.00	$0.03

Weighted average common shares outstanding – basic	10,533,869	10,533,869
Weighted average common shares outstanding – diluted	10,682,411	10,663,270

Comprehensive income
Net income	$37,484	$254,091
Translation adjustments	(31,862)	(44,769)
Comprehensive income	5,622	209,322
Comprehensive loss (income) attributable to non-controlling interest	(19,537)	29,057
Comprehensive income (loss) attributable to controlling interest	$(13,915)	$238,379

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,484	$254,091
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	51,633	64,054
Amortization of intangible assets	254,346	332,230
Share-based compensation	(12,500)	81,605
Gain on debt extinguishment	–	(167,761)
Increase (decrease) in cash due to change in:
Accounts receivable	(2,630,355)	(3,468,600)
Inventories	322,479	(131,931)
Prepaid expenses and other current assets	4,952	20,211
Prepaid income taxes	–	37,688
Advance payments to vendors	(58,288)	4,727
Other assets	(18,018)	3,718
Accounts payable	1,384,104	3,112,859
Advance payments from customers	553,113	445,144
Accrued liabilities	(36,610)	18,461
Income tax payable	5,065	–
Net cash (used in) provided by operating activities	(142,595)	606,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,930)	(4,121)
Payments for capitalized development costs	(138,912)	(43,560)
Purchases of intangible assets	(10,735)	(679)
Receipt of loan repayments from an employee	–	7,128
Net cash used in investing activities	(151,577)	(41,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	–	6,083
Net cash provided by financing activities	–	6,083

Effect of foreign currency translation	(31,862)	(44,769)
Net (decrease) increase in cash and cash equivalents	(326,034)	526,578
Cash and cash equivalents, beginning of period	11,822,620	8,240,595
Cash and cash equivalents, end of period	$11,496,586	$8,767,173

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$–	$2,451
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2015 included in the Company’s Form 10-K filed on September 28, 2015.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of September 30, 2015 and June 30, 2015. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of September 30, 2015, the non-controlling interest was $558,235, which represents a $19,537 increase from $538,698 as of June 30, 2015. The increase was due to the net income of subsidiary of $40,499 for the three months ended September 30, 2015, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended
	September 30,
Net sales:	2015	2014
United States	$10,110,335	$10,909,143
Caribbean and South America	93,000	157,700
Europe, the Middle East and Africa (“EMEA”)	1,742,203	6,383
Asia	2,928	2,542,851
Totals	$11,948,466	$13,616,077

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2015	June 30, 2015
United States	$698,090	$785,144
Asia	504,281	571,629
Totals	$1,202,371	$1,356,773

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds, and certificates of deposit.

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of September 30, 2015 and June 30, 2015.

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

As of September 30, 2015 and June 30, 2015, capitalized product development costs in progress were $138,912 and $0, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2015, we incurred $138,912 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $722,569 and $775,395 for the three months ended September 30, 2015 and 2014, respectively.

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

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $214,560 and $352,740 for the three months ended September 30, 2015 and 2014, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of September 30, 2015 and June 30, 2015, we have recorded an inventory reserve in the amount of $120,867 for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended September 30, 2015 and June 30, 2015.

The definite lived intangible assets consisted of the following as of September 30, 2015:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	–	281,714	281,714	–
Complete technology	3 years	–	361,249	361,249	–
Complete technology	3 years	–	174,009	174,009	–
Complete technology	3 years	0.3 years	909,962	808,855	101,107
Complete technology	3 years	1.6 years	65,000	32,500	32,500
Complete technology	3 years	2.3 years	2,402	600	1,802
Complete technology	3 years	2.5 years	6,405	1,068	5,337
Supply and development agreement	8 years	2.1 years	1,121,000	840,750	280,250
Technology in progress	Not Applicable	–	138,912	–	138,912
Software	5 years	0.9 years	197,417	169,060	28,357
Patents	10 years	6.6 years	58,391	1,213	57,178
Certifications & licenses	3 years	0.2 years	1,793,561	1,501,422	292,139
Total as of September 30, 2015			$7,117,705	$6,180,123	$937,582

The definite lived intangible assets consisted of the following as of June 30, 2015:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	–	281,714	281,714	–
Complete technology	3 years	–	361,249	361,249	–
Complete technology	3 years	0.3 years	174,009	159,508	14,501
Complete technology	3 years	0.5 years	909,962	733,025	176,937
Complete technology	3 years	1.8 years	65,000	27,083	37,917
Complete technology	3 years	2.5 years	2,402	400	2,002
Complete technology	3 years	2.8 years	6,405	534	5,871
Supply and development agreement	8 years	2.3 years	1,121,000	805,719	315,281
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.1 years	197,418	158,284	39,134
Patents	10 years	6.8 years	57,655	1,005	56,650
Certifications & licenses	3 years	0.4 years	1,783,561	1,389,573	393,988
Total as of June 30, 2015			$6,968,058	$5,925,777	$1,042,281

Amortization expense recognized during the three months ended September 30, 2015 and 2014 was $254,346 and $332,230, respectively.

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

As of September 30, 2015, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Stock-based Compensation

The Company’s employee share-based awards result in a cost that is measured at fair value on an award’s grant date, based on the estimated number of awards that are expected to vest. Stock-based compensation is recognized on a straight-line basis over the award’s vesting period. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur. Stock-based compensation costs are reflected in the accompanying consolidated statements of comprehensive income (loss) based upon the underlying recipients roles within the Company.

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

As of September 30, 2015, we have no material unrecognized tax benefits. We recorded an income tax provision and an increase in income tax payable of $5,065 for the three months ended September 30, 2015.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2015, sales to our two largest customers accounted for 84% and 13% of our consolidated net sales and 85% and 5% of our accounts receivable balance as of September 30, 2015. In the same period in 2014, sales to our two largest customers accounted for 69%, and 17% of our consolidated net sales and 79%, and 13% of our accounts receivable balance as of September 30, 2014. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2015 and 2014 and no other customers accounted for more than ten percent of total accounts receivable for the three months ended September 30, 2015 and 2014.

For the three months ended September 30, 2015, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the three months ended September 30, 2015, we purchased wireless data products from this manufacturer in the amount of $9,615,790, or 100% of total purchases, and had related accounts payable of $8,039,726 as of September 30, 2015. For the three months ended September 30, 2014, we purchased wireless data products from one manufacturer in the amount of $7,981,029, or 77% of total purchases, and had related accounts payable of $6,621,273 as of September 30, 2014.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution.  However, we do not anticipate any losses on excess deposits.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2015	June 30, 2015
Machinery and facility	$300,650	$300,650
Office equipment	375,484	373,554
Molds	775,499	775,499
Construction-in progress	2,150	2,150
	1,453,783	1,451,853
Less accumulated depreciation	(1,188,994)	(1,137,361)
Total	$264,789	$314,492

Depreciation expense associated with property and equipment was $51,633 and $64,054 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2015	June 30, 2015
Accrued salaries, severance	$112,577	$140,820
Accrued salaries, payroll deductions owed to government entities	8,670	8,434
Accrued vacation	74,413	75,477
Payroll taxes	6,349	10,823
Other accrued liabilities	–	3,065
Total	$202,009	$238,619

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following as of:

	September 30, 2015	June 30, 2015
Loan dated June 2011, due to a financial institution, with monthly interest payments (interest rate of 8.90% per annum), and the principal balance due March 2016 (interest rate of 5.025% per annum as extended)	$148,295	$148,295

The short-term borrowings of $148,295 as of September, 2015 and June 30, 2015, resulted from the consolidation of FTI’s debt.

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

	Three Months Ended September 30,
	2015	2014
Net income attributable to Parent Company	$17,947	$283,148

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,533,869	10,533,869
Dilutive effect of common stock equivalents arising from stock options	148,542	129,401
Diluted shares outstanding	10,682,411	10,663,270
Basic earnings per share	$0.00	$0.03
Diluted earnings per share	$0.00	$0.03

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. Rent expense related to this lease was $60,316 and $49,728 for the three months ended September 30, 2015 and 2014, respectively. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, which expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 and $24,000 for the three months ended September 30, 2015 and 2014, respectively.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2016. Rent expense related to this lease was $2,436 and $2,783 for the three months ended September 30, 2015 and 2014, respectively.

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

On September 9, 2015, registered ownership of the shares was transferred from C-Motech to Cheng-Ji Zhu and Ok-Nam Yun who are now the registered owners of 838,350 and 728,322 shares, respectively.

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

Novatel Wireless, Inc.

On December 10, 2010, Novatel Wireless, Inc. and Novatel Wireless Solutions, Inc. ("Novatel") filed a complaint in the United States District Court for the Southern District of California, against us and one other defendant. The complaint alleges that certain products, including, but not limited to, mobile data hot spots and data modems, infringe on U.S. Patent Nos. 5,129,098; 7,318,225; 7,574,737 and 7,319,715. On April 13, 2012, the plaintiff filed a Second Amended Complaint which amended certain claims and added U.S. Patent No. 7,944,901 to the original complaint. On April 27, 2012, we filed a Motion to Dismiss the Second Amended Complaint as to certain of the claims. On July 6, 2012, the Court held oral argument on the Motion to Dismiss and on July 19, 2012, the Court issued an order granting in part and denying in part the Motion to Dismiss. On August 2, 2012, we answered the complaint and an Early Neutral Evaluation Conference took place on October 31, 2012 and a follow-up Settlement Conference was held on June 12, 2013. A claim construction hearing took place on October 9, 2014. On November 25, 2014, the Court granted plaintiff's Joint Motion to Joinder of Required Party, which added Nova Intellectual Solutions, LLC ("NIS") as a plaintiff to this litigation. Novatel had previously assigned the patents-in-suit to Strategic Intellectual Solutions, LLC, which is the parent company of NIS.

On April 24, 2015, NIS filed a complaint in the United States District Court for the Southern District of California, against us and FTI. The complaint alleges that one of the Company's products infringes on U.S. Patent No. 7,944,901.

On July 20, 2015, a Settlement Conference took place during which we and NIS agreed to settle this matter and an agreement governing the settlement was executed on October 20, 2015.

On October 1, 2015, we and Novatel filed a Joint Motion For Dismissal With Prejudice as to the patent infringement claims made by Novatel against us. On October 28, 2015, we and NIS filed a Joint Motion For Dismissal With Prejudice as to the patent infringement claims made by it against the Company and FTI.

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

Adaptix, Inc.

In October 2015, we were notified that on June 12, 2015, Adaptix, Inc. filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division against one of our customers. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 8,934,375. As of September 30, 2015, this legal proceeding is pending, but we do not believe that this action will have a material effect on the Company.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three months ended September 30, 2015 was ($12,500). The expense credit for the three months ended September 30, 2015, resulted from the reversal of expenses booked in prior periods for stock options for a small number of employees that were cancelled. This amount increased income from operations and income before provision for income taxes by the same amount by decreasing compensation expense recognized in selling, general and administrative expense. The recognized tax provision related to the compensation expense for the three months ended September 30, 2015 was approximately $1,488.

A summary of the status of our stock options is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2015	850,337	$1.24	4.36	$306,583
Granted	–
Exercised	–
Cancelled	–
Forfeited or Expired	–

Outstanding as of September 30, 2015	850,337	$1.24	4.11	$425,620

Exercisable as of September 30, 2015	850,337	$1.24	4.11	$425,620

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.74 as of September 30, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2015, in the amount of 850,337 shares, was $1.15 per share.

As of September 30, 2015, there was no unrecognized compensation cost related to non-vested stock options granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2015, filed on September 28, 2015.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2015, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2015.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2015 and 2014, our statements of comprehensive income (loss) including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2015		2014
Net sales	100.0%		100.0%
Cost of goods sold	83.6%		83.0%
Gross profit	16.4%		17.0%
Operating expenses	15.7%		16.0%
Income from operations	0.7%		1.0%
Other income (expense), net	(0.3%	)	1.3%
Net income before income taxes	0.4%		2.3%
Income tax provision	0.0%		0.4%
Net income	0.4%		1.9%
Non-controlling interest in net loss (income) of subsidiary	(0.2%	)	0.2%
Net income attributable to Parent Company stockholders	0.2%		2.1%

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

NET SALES - Net sales decreased by $1,667,611, or 12.2%, to $11,948,466 for the three months ended September 30, 2015 from $13,616,077 for the corresponding period of 2014. For the three months ended September 30, 2015, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $10,110,335 (84.6% of net sales), $93,000 (0.8% of net sales), $1,742,203 (14.6% of net sales) and $2,928 (0.0% of net sales), respectively. For the three months ended September 30, 2014, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $10,909,143 (80.1% of net sales), $157,700 (1.2% of net sales), $6,383 (0.0% of net sales) and $2,542,851 (18.7% of net sales), respectively.

Net sales in the United States decreased by $798,808, or 7.3%, to $10,110,335 for the three months ended September 30, 2015 from $10,909,143 for the corresponding period of 2014. The decrease in net sales was primarily due to timing of orders placed by one customer that did not make any significant repeat purchases during the three months ended September 30, 2015. Net sales in the South American and Caribbean regions decreased by $64,700, or 41.0%, to $93,000 for the three months ended September 30, 2015 from $157,700 for the corresponding period of 2014.   The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA increased by $1,735,820 to $1,742,203 for the three months ended September 30, 2015 from $6,383 for the corresponding period of 2014. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $2,539,923, or 99.9%, to $2,928 for the three months ended September 30, 2015 from $2,542,851 for the corresponding period of 2014. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $352,593, or 15.2%, to $1,963,007 for the three months ended September 30, 2015 from $2,315,600 for the corresponding period of 2014. The gross profit in terms of net sales percentage was 16.4% for the three months ended September 30, 2015 compared to 17.0% for the corresponding period of 2014. The decrease in gross profit and the gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $305,480, or 14.0%, to $1,877,445 for the three months ended September 30, 2015 from $2,182,925 for the corresponding period of 2014.  The decrease was primarily due to lower shipping and handling costs resulting from the volume decrease in product shipments and reductions in air freight rates, as well as lower share-based compensation and depreciation expense and expenses associated with research and development, legal and travel.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $222,429 to ($43,013) for the three months ended September 30, 2015 from $179,416 for the corresponding period of 2014. The decrease was primarily due to expenses that were reversed associated with certain marketing related activities accrued in prior periods which expired during the three months ended September 30, 2014. During the three months ended September 30, 2015, no expenses were reversed or expired. The decrease was also due to unfavorable changes in foreign currency exchange rates that occurred during the three months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending September 30, 2016.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of September 30, 2015 consisted of cash and cash equivalents of $11,496,586.  We believe we have sufficient available capital to cover our existing operations and obligations through at least September 30, 2016.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash used in operating activities for the three months ended September 30, 2015 was $142,595, and net cash provided by operating activities for the three months ended September 30, 2014 was $606,496.

The $142,595 in net cash used in operating activities for the three months ended September 30, 2015 was primarily due to the increase in accounts receivable of $2,630,355, which was partially offset by the increases in accounts payable and advance payments from customers of $1,384,104 and $553,113, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges). The $606,496 in net cash provided by operating activities for the three months ended September 30, 2014 was primarily due to the increases in accounts payable and advance payments from customers of $3,112,859 and $445,144, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the increase in accounts receivable of $3,468,600.

INVESTING ACTIVITIES – Net cash used in investing activities for the three months ended September 30, 2015 and 2014 were $151,577 and $41,232, respectively.

The $151,577 in net cash used in investing activities for the three months ended September 30, 2015 was primarily due to the payments for capitalized product development of $138,912. The $41,232 in net cash used in investing activities for the three months ended September 30, 2014 was primarily due to the payments for capitalized product development of $43,560.

FINANCING ACTIVITIES – Net cash provided by financing activities for the three months ended September 30, 2015 and 2014 were $0 and $6,083, respectively.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. Rent expense related to this lease was $60,316 and $49,728 for the three months ended September 30, 2015 and 2014, respectively. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, which expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 and $24,000 for the three months ended September 30, 2015 and 2014, respectively.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2016. Rent expense related to this lease was $2,436 and $2,783 for the three months ended September 30, 2015 and 2014, respectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three months ended September 30, 2015, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 28, 2015 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Lease Summary, dated September 9, 2015, between the Company and Hunsaker & Associates San Diego, Inc.

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
Dated: November 16, 2015

