Form 10-Q
period 2015-12-31
FRANKLIN WIRELESS CORP
filed 2016-02-16
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Registrant has 10,403,869 shares of common stock outstanding as of February 16, 2016.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015 (unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,657,624	$11,822,620
Accounts receivable	14,945,041	5,464,182
Other receivables, net	166,265	143,384
Inventories, net	4,572,075	2,281,667
Prepaid expenses and other current assets	13,601	60,339
Prepaid income taxes	–	1,055,788
Deferred tax assets, current	206,902	206,902
Advance payments to vendors	118,806	62,321
Total current assets	34,680,314	21,097,203
Property and equipment, net	256,869	314,492
Intangible assets, net	1,339,193	1,042,281
Deferred tax assets, non-current	1,768,588	1,860,347
Goodwill	273,285	273,285
Other assets	133,912	129,859
TOTAL ASSETS	$38,452,161	$24,717,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,648,002	$7,362,075
Advance payments from customers	87,002	693,317
Accrued liabilities	457,961	238,619
Income tax payable	91,744	–
Short-term borrowings	148,295	148,295
Total current liabilities	21,433,004	8,442,306
Total liabilities	21,433,004	8,442,306

Commitments and contingencies (Note 8)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2015 and June 30, 2015	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,403,869 and 10,533,869 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	13,806	13,806
Additional paid-in capital	7,280,767	7,305,767
Retained earnings	13,996,257	13,361,091
Treasury stock, 3,472,286 and 3,342,286 shares as of December 31, 2015 and June 30, 2015, respectively	(4,513,479)	(4,279,479)
Accumulated other comprehensive loss	(695,270)	(664,722)
Total Parent Company stockholders’ equity	16,082,081	15,736,463
Non-controlling interests	937,076	538,698
Total stockholders’ equity	17,019,157	16,275,161
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,452,161	$24,717,467

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	$20,163,481	$12,494,687	$32,111,947	$26,110,764
Cost of goods sold	17,000,575	10,006,962	26,986,034	21,307,439
Gross profit	3,162,906	2,487,725	5,125,913	4,803,325

Operating expenses:
Selling, general and administrative	1,256,806	1,225,254	2,411,682	2,632,784
Research and development	793,609	740,508	1,516,178	1,515,903
Total operating expenses	2,050,415	1,965,762	3,927,860	4,148,687
Income from operations	1,112,491	521,963	1,198,053	654,638

Other income (loss), net:
Interest income	3,431	3,020	5,708	5,655
Other income (loss), net	25,062	201,227	(20,228)	378,008
Total other income (loss), net	28,493	204,247	(14,520)	383,663
Income before provision for income taxes	1,140,984	726,210	1,183,533	1,038,301
Income tax provision	144,924	152,000	149,989	210,000
Net income	996,060	574,210	1,033,544	828,301
Non-controlling interests in net income of subsidiary at 48.2%	(378,841)	(149,730)	(398,378)	(120,673)
Net income attributable to Parent Company	$617,219	$424,480	$635,166	$707,628

Basic earnings per share attributable to Parent Company stockholders	$0.06	$0.04	$0.06	$0.07
Diluted earnings per share attributable to Parent Company stockholders	$0.06	$0.04	$0.06	$0.07

Weighted average common shares outstanding – basic	10,511,012	10,533,869	10,522,503	10,533,869
Weighted average common shares outstanding – diluted	10,678,039	10,661,879	10,689,530	10,661,879

Comprehensive income
Net income	$996,060	$574,210	$1,033,544	$828,301
Translation adjustments	1,314	(81,376)	(30,548)	(126,144)
Comprehensive income	997,374	492,834	1,002,996	702,157
Comprehensive income attributable to non-controlling interest	(378,841)	(149,730)	(398,378)	(120,673)
Comprehensive income attributable to controlling interest	$618,533	$343,104	$604,618	$581,484

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,033,544	$828,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,347	121,318
Amortization of intangible assets	484,047	653,510
Deferred tax	91,759	63,001
Share-based compensation	(25,000)	42,951
Gain on forgiven debt	–	(40,664)
Gain on debt extinguishment	–	(331,601)
Increase (decrease) in cash due to change in:
Accounts receivable	(9,503,740)	547,471
Inventories	(2,290,408)	173,117
Prepaid expenses and other current assets	46,738	65,958
Prepaid income taxes	1,055,788	147,000
Advance payments to vendors	(56,484)	20,233
Other assets	(4,053)	7,194
Accounts payable	13,285,927	69,811
Advance payments from customers	(606,315)	1,566,645
Accrued liabilities	219,341	(20,661)
Income tax payable	91,744	–
Net cash provided by operating activities	3,922,235	3,913,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(41,724)	(29,643)
Payments for capitalized development costs	(603,577)	(81,591)
Purchases of intangible assets	(177,382)	(6,802)
Receipt of loan repayments from an employee	–	7,128
Net cash used in investing activities	(822,683)	(110,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(234,000)	–
Net cash used in financing activities	(234,000)	–

Effect of foreign currency translation	(30,548)	(126,144)
Net increase in cash and cash equivalents	2,835,004	3,676,532
Cash and cash equivalents, beginning of period	11,822,620	8,240,595
Cash and cash equivalents, end of period	$14,657,624	$11,917,127

Supplemental disclosure of cash flow information:
Cash paid (received) during the periods for:
Interest	$–	$4,869
Income taxes	$(1,090,181)	$–

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of December 31, 2015 and June 30, 2015. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of December 31, 2015, the non-controlling interest was $937,076, which represents a $398,378 increase from $538,698 as of June 30, 2015. The increase was due to the net income of subsidiary of $825,828 for the six months ended December 31, 2015, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2015	2014	2015	2014
United States	$15,360,582	$8,816,503	$25,470,917	$19,725,646
Caribbean and South America	7,000	1,257,352	100,000	1,415,052
Europe, the Middle East and Africa (“EMEA”)	4,743,238	1,357,015	6,485,441	1,363,398
Asia	52,661	1,063,817	55,589	3,606,668
Totals	$20,163,481	$12,494,687	$32,111,947	$26,110,764

Long-lived assets, net (property and equipment and intangible assets):	December 31, 2015	June 30, 2015
United States	$1,139,870	$785,144
Asia	456,192	571,629
Totals	$1,596,062	$1,356,773

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which management believes are readily convertible into cash, such as money market funds and certificates of deposit.

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of December 31, 2015 and June 30, 2015.

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

As of December 31, 2015 and June 30, 2015, capitalized product development costs in progress were $603,577 and $0, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months and six months ended December 31, 2015, we incurred $464,665 and $603,577 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $793,609 and $740,508 for the three months ended December 31, 2015 and 2014, respectively, and $1,516,178 and $1,515,903 for the six months ended December 31, 2015 and 2014, respectively.

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

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $456,868 and $322,838 for the three months ended December 31, 2015 and 2014, respectively, and $671,428 and $675,578 for the six months ended December 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of December 31, 2015 and June 30, 2015, we have recorded an inventory reserve in the amount of $120,867 for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended December 31, 2015 and June 30, 2015.

The definite lived intangible assets consisted of the following as of December 31, 2015:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	–	281,714	281,714	–
Complete technology	3 years	–	361,249	361,249	–
Complete technology	3 years	–	174,009	174,009	–
Complete technology	3 years	0.1 years	909,962	884,685	25,277
Complete technology	3 years	1.3 years	65,000	37,917	27,083
Complete technology	3 years	2.0 years	2,402	800	1,602
Complete technology	3 years	2.3 years	6,405	1,602	4,803
Supply and development agreement	8 years	1.8 years	1,121,000	875,781	245,219
Technology in progress	Not Applicable	–	603,577	–	603,577
Software	5 years	1.6 years	214,065	180,671	33,394
Patents	10 years	7.5 years	58,390	1,710	56,680
Certifications and licenses	3 years	2.2 years	1,943,561	1,602,003	341,558
Total as of December 31, 2015			$7,749,017	$6,409,824	$1,339,193

The definite lived intangible assets consisted of the following as of June 30, 2015:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	–	281,714	281,714	–
Complete technology	3 years	–	361,249	361,249	–
Complete technology	3 years	0.3 years	174,009	159,508	14,501
Complete technology	3 years	0.5 years	909,962	733,025	176,937
Complete technology	3 years	1.8 years	65,000	27,083	37,917
Complete technology	3 years	2.5 years	2,402	400	2,002
Complete technology	3 years	2.8 years	6,405	534	5,871
Supply and development agreement	8 years	2.3 years	1,121,000	805,719	315,281
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.1 years	197,418	158,284	39,134
Patents	10 years	6.8 years	57,655	1,005	56,650
Certifications and licenses	3 years	0.4 years	1,783,561	1,389,573	393,988
Total as of June 30, 2015			$6,968,058	$5,925,777	$1,042,281

Amortization expense recognized during the three months ended December 31, 2015 and 2014 was $229,701 and $321,280, respectively, and during the six months ended December 31, 2015 and 2014 was $484,047 and $653,510, respectively.

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

As of December 31, 2015, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Stock-based Compensation

The Company’s employee share-based awards result in a cost that is measured at fair value on an award’s grant date, based on the estimated number of awards that are expected to vest. Stock-based compensation is recognized on a straight-line basis over the award’s vesting period. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur. Stock-based compensation costs are reflected in the accompanying consolidated statements of comprehensive income based upon the underlying recipients' roles within the Company.

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

As of December 31, 2015, we have no material unrecognized tax benefits. We recorded an income tax provision of $144,924 and $149,989 for the three and six months ended December 31, 2015, respectively, and an increase in income tax payable of $86,679 and $91,744 for the three and six months ended December 31, 2015, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2015, sales to our two largest customers accounted for 78.2% and 19.4% of our consolidated net sales and 94.6% and 0.6% of our accounts receivable balance, as of December 31, 2015. In the same period in 2014, sales to our two largest customers accounted for 63%, and 12% of our consolidated net sales and 61% and 11% of our accounts receivable balance as of December 31, 2014. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2015 and 2014 and no other customers accounted for more than ten percent of total accounts receivable for the six months ended December 31, 2015 and 2014.

For the six months ended December 31, 2015, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the six months ended December 31, 2015, we purchased wireless data products from this manufacturer in the amount of $28,887,185, or 98.9% of total purchases, and had related accounts payable of $19,469,976 as of December 31, 2015. For the six months ended December 31, 2014, we purchased wireless data products from two manufacturing companies in the amount of $16,506,938, or 81% of total purchases, and had related accounts payable of $4,162,219 as of December 31, 2014.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2015	June 30, 2015
Machinery and facility	$303,520	$300,650
Office equipment	381,927	373,554
Molds	808,130	775,499
Construction-in progress	–	2,150
	1,493,577	1,451,853
Less accumulated depreciation	(1,236,708)	(1,137,361)
Total	$256,869	$314,492

Depreciation expense associated with property and equipment was $47,714 and $57,264 for the three months ended December 31, 2015 and 2014, respectively, and $99,347 and $121,318 for the six months ended December 31, 2015 and 2014, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2015	June 30, 2015
Accrued salaries, severance	$113,313	$140,820
Accrued salaries, payroll deductions owed to government entities	9,444	8,434
Accrued vacation	69,946	75,477
Payroll taxes	9,512	10,823
Other accrued liabilities	255,746	3,065
Total	$457,961	$238,619

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following as of:

	December 31, 2015	June 30, 2015
Loan dated June 2011, due to a financial institution, with monthly interest payments (interest rate of 8.90% per annum), and the principal balance due March 2016 (interest rate of 5.025% per annum as extended)	$148,295	$148,295

The short-term borrowings of $148,295 as of December 31, 2015 and June 30, 2015, resulted from the consolidation of FTI’s debt.

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

	Three Months ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income attributable to Parent Company	$617,219	$424,480	$635,166	$707,628

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,511,012	10,533,869	10,522,503	10,533,869
Dilutive effect of common stock equivalents arising from stock options	167,027	128,010	167,027	128,010
Diluted shares outstanding	10,678,039	10,661,879	10,689,530	10,661,879
Basic earnings per share	$0.06	$0.04	$0.06	$0.07
Diluted earnings per share	$0.06	$0.04	$0.06	$0.07

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $70,764 and $49,728 for the three months ended December 31, 2015 and 2014, respectively, and $131,080 and $99,456 for the six months ended December 31, 2015 and 2014, respectively.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 and $24,000 for the three months ended December 31, 2015 and 2014, respectively, and $64,200 and $48,000 for the six months ended December 31, 2015 and 2014, respectively.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2016. Rent expense related to this lease was $2,460 and $2,597 for the three months ended December 31, 2015 and 2014, respectively, and $4,896 and $5,380 for the six months ended December 31, 2015 and 2014, respectively.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

C-Motech Co., Ltd.

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

On September 9, 2015, registered ownership of the shares was transferred from C-Motech to Cheng-Ji Zhu (838,350 shares) and Ok-Nam Yun (728,322 shares). Subsequently, on December 30, 2015, the Company repurchased 130,000 of the shares from Ok-Nam Yun.

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

Adaptix, Inc.

In October 2015 we were notified that on June 12, 2015, Adaptix, Inc. filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division against one of our customers. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 8,934,375. As of December 31, 2015, this legal proceeding is pending, but we do not believe that this action will have a material effect on the Company.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and six months ended December 31, 2015 was ($12,500) and ($25,000), respectively. The expense credits for the three and six months ended December 31, 2015 resulted from the reversal of expenses booked in prior periods for stock options for a small number of employees that were cancelled. This amount increased income from operations and income before provision for income taxes by the same amount by decreasing compensation expense recognized in selling, general and administrative expense.

A summary of the status of our stock options is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2015	850,337	$1.24	4.36	$306,583
Granted	–
Exercised	–
Cancelled	–
Forfeited or Expired	–

Outstanding as of December 31, 2015	850,337	$1.24	3.86	$816,782

Exercisable as of December 31, 2015	850,337	$1.24	3.86	$816,782

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.20 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2015, in the amount of 850,337 shares, was $1.15 per share.

As of December 31, 2015, there was no unrecognized compensation cost related to non-vested stock options granted.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2015, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended December 31, 2015.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2015 and 2014, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2015		2014		2015		2014
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	84.3%		80.1%		84.0%		81.6%
Gross profit	15.7%		19.9%		16.0%		18.4%
Operating expenses	10.2%		15.7%		12.2%		15.9%
Income from operations	5.5%		4.2%		3.8%		2.5%
Other income, net	0.2%		1.6%		0.1%		1.5%
Net income before income taxes	5.7%		5.8%		3.7%		4.0%
Income tax provision	0.7%		1.2%		0.5%		0.8%
Net income	5.0%		4.6%		3.2%		3.2%
Non-controlling interest in net income of subsidiary	(1.9%	)	(1.2%	)	(1.2%	)	(0.5%	)
Net income attributable to Parent Company stockholders	3.1%		3.4%		2.0%		2.7%

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

NET SALES – Net sales increased by $7,668,794, or 61.4%, to $20,163,481 for the three months ended December 31, 2015 from $12,494,687 for the corresponding period of 2014. For the three months ended December 31, 2015, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $15,360,582 (76.2% of net sales), $7,000 (0.0% of net sales), $4,743,238 (23.5% of net sales) and $52,661 (0.3% of net sales), respectively. For the three months ended December 31, 2014, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $8,816,503 (70.6% of net sales), $1,257,352 (10.0% of net sales), $1,357,015 (10.9% of net sales) and $1,063,817 (8.5% of net sales), respectively.

Net sales in the United States increased by $6,544,079, or 74.2%, to $15,360,582 for the three months ended December 31, 2015 from $8,816,503 for the corresponding period of 2014. The increase in net sales was primarily due to increased demand for one of the Company's products from a carrier customer. Net sales in the South American and Caribbean regions decreased by $1,250,352, or 99.4%, to $7,000 for the three months ended December 31, 2015 from $1,257,352 for the corresponding period of 2014.   The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA increased by $3,386,223, or 249.5%, to $4,743,238 for the three months ended December 31, 2015 from $1,357,015 for the corresponding period of 2014. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $1,011,156, or 95.0%, to $52,661 for the three months ended December 31, 2015 from $1,063,817 for the corresponding period of 2014. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $675,181, or 27.1%, to $3,162,906 for the three months ended December 31, 2015 from $2,487,725 for the corresponding period of 2014.  The gross profit in terms of net sales percentage was 15.7% for the three months ended December 31, 2015 compared to 19.9% for the corresponding period of 2014. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES – Operating expenses increased by $84,653, or 4.3%, to $2,050,415 for the three months ended December 31, 2015 from $1,965,762 for the corresponding period of 2014.  The increase was primarily due to higher shipping and handling costs resulting from the volume increase in product shipments and increases in administrative office rent and share-based compensation expense, which were partially offset by lower travel related expenses and amortization and depreciation expense.

OTHER INCOME, NET – Other income, net decreased by $175,754, or 86.0%, to $28,493 for the three months ended December 31, 2015 from $204,247 for the corresponding period of 2014. The decrease was primarily due to expenses that were reversed associated with certain marketing related activities accrued in prior periods which expired during the three months ended December 31, 2014. During the three months ended December 30, 2015, no expenses were reversed or expired.

SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2014

NET SALES – Net sales increased by $6,001,183, or 23.0%, to $32,111,947 for the six months ended December 31, 2015 from $26,110,764 for the corresponding period of 2014. For the six months ended December 31, 2015, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $25,470,917 (79.3% of net sales), $100,000 (0.3% of net sales), $6,485,441 (20.2% of net sales) and $55,589 (0.2% of net sales), respectively. For the six months ended December 31, 2014, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $19,725,646 (75.6% of net sales), $1,415,052 (5.4% of net sales), $1,363,398 (5.2% of net sales) and $3,606,668 (13.8% of net sales), respectively.

Net sales in the United States increased by $5,745,271, or 29.1%, to $25,470,917 for the six months ended December 31, 2015 from $19,725,646 for the corresponding period of 2014. The increase in net sales was primarily due to increased demand for one of the Company's products from a carrier customer. Net sales in the South American and Caribbean regions decreased by $1,315,052, or 92.9%, to $100,000 for the six months ended December 31, 2015 from $1,415,052 for the corresponding period of 2014.   The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA increased by $5,122,043, or 375.7%, to $6,485,441 for the six months ended December 31, 2015 from $1,363,398 for the corresponding period of 2014. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $3,551,079, or 98.5%, to $55,589 for the six months ended December 31, 2015 from $3,606,668 for the corresponding period of 2014. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $322,588, or 6.7%, to $5,125,913 for the six months ended December 31, 2015 from $4,803,325 for the corresponding period of 2014.  The gross profit in terms of net sales percentage was 16.0% for the six months ended December 31, 2015 compared to 18.4% for the corresponding period of 2014. The increase in gross profit was primarily due to the change in net sales as described above. The decrease gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES – Operating expenses decreased by $220,827, or 5.3%, to $3,927,860 for the six months ended December 31, 2015 from $4,148,687 for the corresponding period of 2014. The decrease was primarily due to lower share-based compensation expense, amortization and depreciation expense and expenses associated with research and development, legal and travel.

OTHER INCOME (LOSS), NET – Other income (loss), net decreased by $398,183 to ($14,520) for the six months ended December 31, 2015 from $383,663 for the corresponding period of 2014. The decrease was primarily due to expenses that were reversed associated with certain marketing related activities accrued in prior periods which expired during the six months ended December 31, 2014. During the six months ended December 30, 2015, no expenses were reversed or expired.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending December 31, 2016.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of December 31, 2015 consisted of cash and cash equivalents of $14,657,624.  We believe we have sufficient available capital to cover our existing operations and obligations through at least December 31, 2016.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for the six months ended December 31, 2015 and 2014 were $3,922,235 and $3,913,584, respectively.

The $3,922,235 in net cash provided by operating activities for the six months ended December 31, 2015 was primarily due to the increase in accounts payable and the decrease in prepaid income taxes of $13,285,927 and $1,055,788, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the increases in accounts receivable and inventories of $9,503,740 and $2,290,408, respectively. The $3,913,584 in net cash provided by operating activities for the six months ended December 31, 2014 was primarily due to the increase in advance payments from customers and the decrease in accounts receivable of $1,566,645 and $547,471, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges).

INVESTING ACTIVITIES – Net cash used in investing activities for the six months ended December 31, 2015 and 2014 were $822,683 and $110,908, respectively.

The $822,683 in net cash used in investing activities for the six months ended December 31, 2015 was primarily due to the payments for capitalized product development and purchases of intangible assets of $603,577 and $177,382, respectively. The $110,908 in net cash used in investing activities for the six months ended December 31, 2014 was primarily due to the payments for capitalized product development of $81,591.

FINANCING ACTIVITIES – Net cash used in financing activities for the six months ended December 31, 2015 and 2014 were $234,000 and $0, respectively. The $234,000 in net cash used in financing activities for the six months ended December 31, 2015 was due to the repurchase of 130,000 shares of our common stock from a shareholder.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $70,764 and $49,728 for the three months ended December 31, 2015 and 2014, respectively, and $131,080 and $99,456 for the six months ended December 31, 2015 and 2014, respectively.

Our Korea-based subsidiary, Franklin Technology, Inc. (“FTI”), leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 and $24,000 for the three months ended December 31, 2015 and 2014, respectively, and $64,200 and $48,000 for the six months ended December 31, 2015 and 2014, respectively.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2016. Rent expense related to this lease was $2,460 and $2,597 for the three months ended December 31, 2015 and 2014, respectively, and $4,896 and $5,380 for the six months ended December 31, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements

Refer to NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the six months ended December 31, 2015, contained within this Quarterly Report on Form 10-Q.

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
Dated: February 16, 2016

