Form 10-Q
period 2016-03-31
FRANKLIN WIRELESS CORP
filed 2016-05-16
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The Registrant has 10,442,203 shares of common stock outstanding as of May 16, 2016.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,182,253	$11,822,620
Accounts receivable	13,537,786	5,464,182
Other receivables, net	154,564	143,384
Inventories, net	2,662,362	2,281,667
Prepaid expenses and other current assets	11,631	60,339
Prepaid income taxes	–	1,055,788
Deferred tax assets, current	206,902	206,902
Advance payments to vendors	25,851	62,321
Total current assets	26,781,349	21,097,203
Property and equipment, net	258,179	314,492
Intangible assets, net	1,225,193	1,042,281
Deferred tax assets, non-current	1,786,450	1,860,347
Goodwill	273,285	273,285
Other assets	135,644	129,859
TOTAL ASSETS	$30,460,100	$24,717,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,446,590	$7,362,075
Advance payments from customers	107,854	693,317
Accrued liabilities	246,421	238,619
Income tax payable	341,912	–
Short-term borrowings	–	148,295
Total current liabilities	13,142,777	8,442,306
Total liabilities	13,142,777	8,442,306

Commitments and contingencies (Note 8)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2016 and June 30, 2015	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,417,203 and 10,533,869 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	13,819	13,806
Additional paid-in capital	7,286,154	7,305,767
Retained earnings	14,387,627	13,361,091
Treasury stock, 3,472,286 and 3,342,286 shares as of March 31, 2016 and June 30, 2015, respectively	(4,513,479)	(4,279,479)
Accumulated other comprehensive loss	(716,327)	(664,722)
Total Parent Company stockholders’ equity	16,457,794	15,736,463
Non-controlling interests	859,529	538,698
Total stockholders’ equity	17,317,323	16,275,161
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,460,100	$24,717,467

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales	$14,146,310	$10,174,842	$46,258,257	$36,285,606
Cost of goods sold	11,674,481	8,293,528	38,660,515	29,600,967
Gross profit	2,471,829	1,881,314	7,597,742	6,684,639

Operating expenses:
Selling, general and administrative	1,332,285	1,145,194	3,743,967	3,777,978
Research and development	693,540	722,781	2,209,718	2,238,684
Total operating expenses	2,025,825	1,867,975	5,953,685	6,016,662
Income from operations	446,004	13,339	1,644,057	667,977

Other income, net:
Interest income	2,407	2,854	8,115	8,509
Other income, net	120,218	20,203	99,990	398,211
Total other income, net	122,625	23,057	108,105	406,720
Income before provision (benefit) for income taxes	568,629	36,396	1,752,162	1,074,697
Income tax provision (benefit)	254,806	(249,000)	404,795	(39,000)
Net income	313,823	285,396	1,347,367	1,113,697
Non-controlling interests in net loss (income) of subsidiary at 48.2%	77,547	(267,597)	(320,831)	(388,270)
Net income attributable to Parent Company	$391,370	$17,799	$1,026,536	$725,427

Basic earnings per share attributable to Parent Company stockholders	$0.04	$0.00	$0.10	$0.07
Diluted earnings per share attributable to Parent Company stockholders	$0.04	$0.00	$0.10	$0.07

Weighted average common shares outstanding – basic	10,414,536	10,533,869	10,486,606	10,533,869
Weighted average common shares outstanding – diluted	10,630,453	10,650,609	10,702,523	10,650,609

Comprehensive income
Net income	$313,823	$285,396	$1,347,367	$1,113,697
Translation adjustments	(21,057)	(208,407)	(51,605)	(334,551)
Comprehensive income	292,766	76,989	1,295,762	779,146
Comprehensive loss (income) attributable to non-controlling interest	77,547	(267,597)	(320,831)	(388,270)
Comprehensive income (loss) attributable to controlling interest	$370,313	$(190,608)	$974,931	$390,876

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,347,367	$1,113,697
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	138,683	180,203
Amortization of intangible assets	658,535	970,576
Deferred tax (benefit)	73,897	(185,999)
Share-based compensation	(37,500)	52,721
Gain on forgiven debt	–	(40,125)
Gain on debt extinguishment	–	(374,608)
Increase (decrease) in cash due to change in:
Accounts receivable	(8,084,784)	47,227
Inventories	(380,695)	(140,440)
Prepaid expenses and other current assets	48,708	106,374
Prepaid income taxes	1,055,788	147,000
Advance payments to vendors	36,470	15,343
Other assets	(5,785)	7,629
Accounts payable	5,084,515	1,450,627
Advance payments from customers	(585,463)	(205,945)
Accrued liabilities	7,802	(62,186)
Income tax payable	341,912	–
Net cash (used in) provided by operating activities	(300,550)	3,082,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(82,370)	(34,232)
Payments for capitalized development costs	(663,800)	(81,591)
Purchases of intangible assets	(177,647)	(47,618)
Receipt of loan repayments from an employee	–	7,128
Net cash used in investing activities	(923,817)	(156,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(234,000)	–
Issuance of stock related to stock options exercised	17,900	–
Principal repayment of short-term borrowings	(148,295)	–
Net cash used in financing activities	(364,395)	–

Effect of foreign currency translation	(51,605)	(334,551)
Net decrease in cash and cash equivalents	(1,640,367)	2,591,230
Cash and cash equivalents, beginning of period	11,822,620	8,240,595
Cash and cash equivalents, end of period	$10,182,253	$10,831,825
Supplemental disclosure of cash flow information:
Cash received during the periods for:
Interest	$8,114	$3,466
Income taxes	$1,067,681	$–

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

We have a majority ownership position in Franklin Technology Inc. ("FTI"), a research and development facility located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in South America, the Caribbean, Europe, the Middle East and Africa ("EMEA") and Asia.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of March 31, 2016 and June 30, 2015. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2016, the non-controlling interest was $859,529, which represents a $320,831 increase from $538,698 as of June 30, 2015. The increase was due to the net income of subsidiary of $665,073 for the nine months ended March 31, 2016, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2016	2015	2016	2015
United States	$14,145,611	$6,999,431	$39,616,528	$26,725,077
Caribbean and South America	699	–	100,699	1,415,052
Europe, the Middle East and Africa (“EMEA”)	–	3,154,126	6,485,441	4,517,524
Asia	–	21,285	55,589	3,627,953
Totals	$14,146,310	$10,174,842	$46,258,257	$36,285,606

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2016	June 30, 2015
United States	$1,089,842	$785,144
Asia	393,530	571,629
Totals	$1,483,372	$1,356,773

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of March 31, 2016 and June 30, 2015.

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

Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20.  Our products contain embedded software internally developed by FTI, which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

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

As of March 31, 2016 and June 30, 2015, capitalized product development costs in progress were $135,000 and $0, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months and nine months ended March 31, 2016, we incurred $60,223 and $663,800 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $693,540 and $722,781 for the three months ended March 31, 2016 and 2015, respectively, and $2,209,718 and $2,238,684 for the nine months ended March 31, 2016 and 2015, respectively.

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

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $435,500 and $201,249 for the three months ended March 31, 2016 and 2015, respectively, and $1,106,928 and $876,827 for the nine months ended March 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of March 31, 2016 and June 30, 2015, we have recorded an inventory reserve in the amount of $120,867 for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended March 31, 2016 and June 30, 2015.

The definite lived intangible assets consisted of the following as of March 31, 2016:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	–	281,714	281,714	–
Complete technology	3 years	–	361,249	361,249	–
Complete technology	3 years	–	174,009	174,009	–
Complete technology	3 years	–	909,962	909,962	–
Complete technology	3 years	1.0 years	65,000	43,333	21,667
Complete technology	3 years	1.8 years	2,402	1,001	1,401
Complete technology	3 years	2.0 years	6,405	2,135	4,270
Supply and development agreement	8 years	1.6 years	1,121,000	910,813	210,187
Technology in progress	Not Applicable	–	135,000	–	135,000
Software	5 years	1.5 years	214,332	192,308	22,024
Patents	10 years	7.3 years	58,390	2,207	56,183
Certifications and licenses	3 years	2.3 years	2,472,359	1,697,898	774,461
Total as of March 31, 2016			$7,809,505	$6,584,312	$1,225,193

The definite lived intangible assets consisted of the following as of June 30, 2015:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	–	281,714	281,714	–
Complete technology	3 years	–	361,249	361,249	–
Complete technology	3 years	0.3 years	174,009	159,508	14,501
Complete technology	3 years	0.5 years	909,962	733,025	176,937
Complete technology	3 years	1.8 years	65,000	27,083	37,917
Complete technology	3 years	2.5 years	2,402	400	2,002
Complete technology	3 years	2.8 years	6,405	534	5,871
Supply and development agreement	8 years	2.3 years	1,121,000	805,719	315,281
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.1 years	197,418	158,284	39,134
Patents	10 years	6.8 years	57,655	1,005	56,650
Certifications and licenses	3 years	0.4 years	1,783,561	1,389,573	393,988
Total as of June 30, 2015			$6,968,058	$5,925,777	$1,042,281

Amortization expense recognized during the three months ended March 31, 2016 and 2015 was $174,488 and $317,066, respectively, and during the nine months ended March 31, 2016 and 2015 was $658,535 and $970,576, respectively.

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

As of March 31, 2016, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2016, we have no material unrecognized tax benefits. We recorded an income tax provision of $254,806 and $404,795 for the three and nine months ended March 31, 2016, respectively, and an increase in income tax payable of $250,168 and $341,912 for the three and nine months ended March 31, 2016, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2016, sales to our three largest customers accounted for 68%, 14%, and 13% of our consolidated net sales and 45%, 46%, and 1% of our accounts receivable balance, as of March 31, 2016. In the same period in 2015, sales to our two largest customers accounted for 63% and 13% of our consolidated net sales and 79% and 11% of our accounts receivable balance as of March 31, 2015. No other customers accounted for more than ten percent of total net sales for the nine months ended March 31, 2016 and 2015 and no other customers accounted for more than ten percent of total accounts receivable for the nine months ended March 31, 2016 and 2015.

For the nine months ended March 31, 2016, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the nine months ended March 31, 2016, we purchased wireless data products from this manufacturer in the amount of $38,325,448, or 99% of total purchases, and had related accounts payable of $11,837,603 as of March 31, 2016. For the nine months ended March 31, 2015, we purchased wireless data products from one manufacturing company in the amount of $22,691,229, or 78% of total purchases, and had related accounts payable of $6,392,081 as of March 31, 2015.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2016	June 30, 2015
Machinery and facility	$303,520	$300,650
Office equipment	382,023	373,554
Molds	848,680	775,499
Construction-in progress	–	2,150
	1,534,223	1,451,853
Less accumulated depreciation	(1,276,044)	(1,137,361)
Total	$258,179	$314,492

Depreciation expense associated with property and equipment was $39,336 and $58,885 for the three months ended March 31, 2016 and 2015, respectively, and $138,683 and $180,203 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2016	June 30, 2015
Accrued salaries, severance	$113,313	$140,820
Accrued salaries, payroll deductions owed to government entities	45,936	8,434
Accrued vacation	37,930	75,477
Taxes	5,635	10,823
Other accrued liabilities	43,607	3,065
Total	$246,421	$238,619

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following as of:

	March 31, 2016	June 30, 2015
Loan dated June 2011, due to a financial institution, with monthly interest payments (interest rate of 8.90% per annum), and the principal balance due March 2016 (interest rate of 5.025% per annum as extended). The loan was paid off in full during the three months ending March 31, 2016.	$–	$148,295

The short-term borrowings of $0 and $148,295 as of March 31, 2016 and June 30, 2015, respectively, resulted from the consolidation of FTI’s debt.

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

	Three Months ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income attributable to Parent Company	$391,370	$17,799	$1,026,536	$725,427

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,414,536	10,533,869	10,486,606	10,533,869
Dilutive effect of common stock equivalents arising from stock options	215,917	116,740	215,917	116,740
Diluted shares outstanding	10,630,453	10,650,609	10,702,523	10,650,609
Basic earnings per share	$0.04	$0.00	$0.10	$0.07
Diluted earnings per share	$0.04	$0.00	$0.10	$0.07

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $69,344 and $49,728 for the three months ended March 31, 2016 and 2015, respectively, and $200,424 and $149,185 for the nine months ended March 31, 2016 and 2015, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 and $24,000 for the three months ended March 31, 2016 and 2015, respectively, and $96,300 and $72,000 for the nine months ended March 31, 2016 and 2015, respectively.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2016. Rent expense related to this lease was $2,371 and $2,603 for the three months ended March 31, 2016 and 2015, respectively, and $7,267 and $7,983 for the nine months ended March 31, 2016 and 2015, respectively.

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

Adaptix, Inc.

In October 2015 we were notified that on June 12, 2015, Adaptix, Inc. filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division against one of our customers. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 8,934,375. As of March 31, 2016, this legal proceeding is pending, but we do not believe that this action will have a material effect on the Company.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and nine months ended March 31, 2016 was ($12,500) and ($37,500), respectively. The expense credits for the three and nine months ended March 31, 2016 resulted from the reversal of expenses booked in prior periods for stock options for a small number of employees that were cancelled. This amount increased income from operations and income before provision for income taxes by the same amount by decreasing compensation expense recognized in selling, general and administrative expense.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2015	850,337	$1.24	4.36	$306,583
Granted	–
Exercised	(13,334)	1.34	5.64	(33,335)
Cancelled	–
Forfeited or Expired	–

Outstanding as of March 31, 2016	837,003	$1.24	3.58	$1,056,450

Exercisable as of March 31, 2016	837,003	$1.24	3.58	$1,056,450

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.50 as of March 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2016, in the amount of 837,003 shares, was $1.15 per share.

As of March 31, 2016, there was no unrecognized compensation cost related to non-vested stock options granted.

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

We have a majority ownership position in FTI, a research and development facility located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2015, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended March 31, 2016.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2016 and 2015, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2016	2015		2016		2015

Net sales	100.0%	100.0%		100.0%		100.0%
Cost of goods sold	82.5%	81.5%		83.6%		81.6%
Gross profit	17.5%	18.5%		16.4%		18.4%
Operating expenses	14.3%	18.3%		12.8%		16.6%
Income from operations	3.2%	0.2%		3.6%		1.8%
Other income, net	0.9%	0.2%		0.2%		1.2%
Net income before income taxes	4.1%	0.4%		3.8%		3.0%
Income tax provision (benefit)	1.8%	(2.4%	)	0.9%		(0.1%	)
Net income	2.3%	2.8%		2.9%		3.1%
Non-controlling interest in net loss (income) of subsidiary	0.5%	(2.6%	)	(0.7%	)	(1.1%	)
Net income attributable to Parent Company stockholders	2.8%	0.2%		2.2%		2.0%

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

NET SALES - Net sales increased by $3,971,468, or 39.0%, to $14,146,310 for the three months ended March 31, 2016 from $10,174,842 for the corresponding period of 2015. For the three months ended March 31, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $14,145,611 (100.0% of net sales), $699 (0.0% of net sales), $0 (0.0% of net sales) and $0 (0.0% of net sales), respectively. For the three months ended March 31, 2015, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $6,999,431 (68.8% of net sales), $0 (0.0% of net sales), $3,154,126 (31.0% of net sales) and $21,285 (0.2% of net sales), respectively.

Net sales in the United States increased by $7,146,180, or 102.1%, to $14,145,611 for the three months ended March 31, 2016 from $6,999,431 for the corresponding period of 2015. The increase in net sales was primarily due to the launch of a new product with a carrier customer as well as the addition of a new customer. Net sales in the South American and Caribbean regions increased by $699 to $699 for the three months ended March 31, 2016 from $0 for the corresponding period of 2015.   The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $3,154,126, or 100.0%, to $0 for the three months ended March 31, 2016 from $3,154,126 for the corresponding period of 2015. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $21,285, or 100.0%, to $0 for the three months ended March 31, 2016 from $21,285 for the corresponding period of 2015. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $590,515, or 31.4%, to $2,471,829 for the three months ended March 31, 2016 from $1,881,314 for the corresponding period of 2015.  The gross profit in terms of net sales percentage was 17.5% for the three months ended March 31, 2016 compared to 18.5% for the corresponding period of 2015. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $157,850, or 8.5%, to $2,025,825 for the three months ended March 31, 2016 from $1,867,975 for the corresponding period of 2015.  The increase was primarily due to higher shipping and handling costs resulting from the volume increase in product shipments as well as higher travel related expenses, which were partially offset by lower legal, research and development, amortization and share-based compensation expenses.

OTHER INCOME, NET - Other income, net increased by $99,568, or 431.8%, to $122,625 for the three months ended March 31, 2016 from $23,057 for the corresponding period of 2015. The increase was primarily due to favorable changes in foreign currency exchange rates that occurred during the three months ended March 31, 2016.

NINE MONTHS ENDED MARCH 31, 2016 COMPARED TO NINE MONTHS ENDED MARCH 31, 2015

NET SALES - Net sales increased by $9,972,651, or 27.5%, to $46,258,257 for the nine months ended March 31, 2016 from $36,285,606 for the corresponding period of 2015. For the nine months ended March 31, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $39,616,528 (85.7% of net sales), $100,699 (0.2% of net sales), $6,485,441 (14.0% of net sales), and $55,589 (0.1% of net sales), respectively. For the nine months ended March 31, 2015, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $26,725,077 (73.7% of net sales), $1,415,052 (3.9% of net sales), $4,517,524 (12.4% of net sales) and $3,627,953 (10.0% of net sales), respectively.

Net sales in the United States increased by $12,891,451, or 48.2%, to $39,616,528 for the nine months ended March 31, 2016 from $26,725,077 for the corresponding period of 2015. The increase in net sales was primarily due to increased demand for one of the Company's products, the launch of a new product with a carrier customer as well as the addition of a new customer. Net sales in the South American and Caribbean regions decreased by $1,314,353, or 92.9%, to $100,699 for the nine months ended March 31, 2016 from $1,415,052 for the corresponding period of 2015. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA increased by $1,967,917, or 43.6%, to $6,485,441 for the nine months ended March 31, 2016 from $4,517,524 for the corresponding period of 2015. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $3,572,364, or 98.5%, to $55,589 for the nine months ended March 31, 2016 from $3,627,953 for the corresponding period of 2015. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $913,013, or 13.7%, to $7,597,742 for the nine months ended March 31, 2016 from $6,684,639 for the corresponding period of 2015.  The gross profit in terms of net sales percentage was 16.4% for the nine months ended March 31, 2016 compared to 18.4% for the corresponding period of 2015. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $62,977, or 1.0%, to $5,953,685 for the nine months ended March 31, 2016 from $6,016,662 for the corresponding period of 2015.  The decrease was primarily due to lower legal, research and development, amortization, depreciation and share-based compensation expenses, which were partially offset by higher shipping and handling costs resulting from the volume increase in product shipments.

OTHER INCOME, NET - Other income, net decreased by $298,615, or 75.0%, to $108,105 for the nine months ended March 31, 2016 from $406,720 for the corresponding period of 2015. The decrease was primarily due to expenses that were reversed associated with certain marketing related expenses accrued in prior periods which expired during the nine months ended March 31, 2015. During the nine months ended March 31, 2016, no expenses were reversed or expired. This decrease was partially offset by an increase in other income, net due to favorable changes in foreign currency exchange rates that occurred during the nine months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending March 31, 2017.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of March 31, 2016 consisted of cash and cash equivalents of $10,182,253.  We believe we have sufficient available capital to cover our existing operations and obligations through at least March 31, 2017.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash used in operating activities for the nine months ended March 31, 2016 was $300,550 and net cash provided by operating activities for the nine months ended March 31, 2015 was $3,082,094.

The $300,550 in net cash used in operating activities for the nine months ended March 31, 2016 was primarily due to the increase in accounts receivable of $8,084,784, which was partially offset by the increase in accounts payable of $5,084,515, the decrease in prepaid income taxes of $1,055,788 as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges). The $3,082,094 in net cash provided by operating activities for the nine months ended March 31, 2015 was primarily due to the increase in accounts payable of $1,450,627 as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges).

INVESTING ACTIVITIES – Net cash used in investing activities for the nine months ended March 31, 2016 and 2015 were $923,817 and $156,313, respectively.

The $923,817 in net cash used in investing activities for the nine months ended March 31, 2016 was primarily due to the payments for capitalized product development of $663,800 and purchases of intangible assets and property and equipment of $177,647 and $82,370, respectively. The $156,313 in net cash used in investing activities for the nine months ended March 31, 2015 was primarily due to the payments for capitalized product development of $81,591 and purchases of intangible assets and property and equipment of $47,618 and $34,232, respectively.

FINANCING ACTIVITIES – Net cash used in financing activities for the nine months ended March 31, 2016 and 2015 were $364,395 and $0, respectively. The $364,395 in net cash used in financing activities for the nine months ended March 31, 2016 was due to the repurchase of 130,000 shares of our common stock from a shareholder and the principal repayment of short-term borrowings of $148,295, which were partially offset by the cash received from the issuance of stock related to stock options exercised of $17,900.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $69,344 and $49,728 for the three months ended March 31, 2016 and 2015, respectively, and $200,424 and $149,185 for the nine months ended March 31, 2016 and 2015, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 and $24,000 for the three months ended March 31, 2016 and 2015, respectively, and $96,300 and $72,000 for the nine months ended March 31, 2016 and 2015, respectively.

We lease one corporate housing facility for our vendors and employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2016. Rent expense related to this lease was $2,371 and $2,603 for the three months ended March 31, 2016 and 2015, respectively, and $7,267 and $7,983 for the nine months ended March 31, 2016 and 2015, respectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the nine months ended March 31, 2016, contained within this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance document
101.SCH	XBRL Schema
101.CAL	XBRL Calculation Linkbase
101.DEF	XBRL Definition Linkbase
101.LAB	XBRL Label Linkbase
101.PRE	XBRL Presentation Linkbase

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ Richard T. Walker
Richard T. Walker Chief Financial Officer (Principal Financial Officer)
Dated: May 16, 2016

