Form 10-K
period 2016-06-30
FRANKLIN WIRELESS CORP
filed 2016-09-28
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2015, as reported by the OTCQB, was approximately $11,989,000. For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 10,477,203 shares of common stock outstanding as of September 28, 2016.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2016 and fiscal 2015 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

We have a majority ownership position in Franklin Technology Inc. (“FTI”), a research and development company located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in South America, the Caribbean, Europe, the Middle East and Africa (“EMEA”) and Asia.

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

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2016 and 2015. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. We have one reportable segment, consisting of the sale of wireless access products. We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2016	2015
United States	$51,741,991	$36,710,081
Caribbean and South America	100,699	1,416,052
Europe, the Middle East and Africa (“EMEA”)	7,906,900	4,578,970
Asia	55,104	3,639,130
Totals	$59,804,694	$46,344,233

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2016	June 30, 2015
United States	$1,113,745	$785,144
Asia	330,905	571,629
Totals	$1,444,650	$1,356,773

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

The following are representative selections of our current wireless data products:

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

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2016, the manufacturing of the majority of our products was contracted out to one company located in Asia.

EMPLOYEES

As of June 30, 2016, we had 67 employees. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2016, net revenues from our three largest customers represented 64%, 18% and 13% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us. If these customers were to reduce their business with us, our revenues and profitability could materially decline.

OUR PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES. Due to our limited capital resources, we often experience long-lead times to ship products, often in excess of 45 days. This could cause us to lose customers, who may be able to secure faster delivery times from our competitors, and require us to maintain higher levels of working capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $269,768 and $198,914 for the years ended June 30, 2016 and 2015, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $128,000 and $98,400 for the years ended June 30, 2016 and 2015, respectively.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 5, 2016 and was extended to September 5, 2017. Rent expense related to this lease was $9,724 and $10,573 for the years ended June 30, 2016 and 2015, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to NOTE 9 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the OTCQB under the trading symbol "FKWL." The following table sets forth the range of high and low bid quotations per share for the Common Stock as reported during the years ended June 30, 2016 and 2015. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

	High	Low
Year Ended June 30, 2016
First Quarter	$1.80	$1.35
Second Quarter	$2.20	$1.55
Third Quarter	$2.58	$2.03
Fourth Quarter	$2.55	$2.23

Year Ended June 30, 2015
First Quarter	$1.80	$1.43
Second Quarter	$1.72	$1.40
Third Quarter	$1.75	$1.30
Fourth Quarter	$1.86	$1.45

We have one class of common stock. As of June 30, 2016, we had 743 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

DIVIDENDS

We have never declared or paid any dividends on our Common Stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, and do not expect to declare or pay any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	812,000	$1.25	805,000

Equity compensation plans not approved by security holders	–	N/A	–

Total	812,000	$1.25	805,000

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

We have a majority ownership position in FTI, a research and development company located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in South America, the Caribbean, Europe, the Middle East and Africa ("EMEA") and Asia.

FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS

We believe that our revenue growth will be influenced largely by (1) the successful maintenance of our existing customers, (2) the rate of increase in demand for wireless data products, (3) customer acceptance for our new products, (4) new customer relationships and contracts, and  (5) our ability to meet customers’ demands.

We have entered into and expect to continue to enter into new customer relationships and contracts for the supply of our products, and this may require significant demands on our resources, resulting in increased operating, selling, and marketing expenses associated with such new customers.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification ("ASC") 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the products to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a warranty for one year from the shipment or delivery date, which is covered by our vendors pursuant to purchase agreements. Any net warranty related expenditures made by us have not historically been material. Under our sales return policy, customers may generally return products that are under warranty for repair or replacement.

Capitalized Product Development Costs

ASC Topic 350, “Intangibles - Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20. Our products contain embedded software internally developed by FTI which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table, in Note 2 to Notes to Consolidated Financial Statements) include certifications, licenses, payroll, employee benefits, and other headcount-related expenses associated with product development. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the greater of straight-line amortization or the ratio of the current gross revenues to the current and anticipated future gross revenues. The amortization begins when the products are available for general release to our customers.

As of June 30, 2016 and June 30, 2015, capitalized product development costs in progress were $157,492 and $0, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2016, we incurred $686,291 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2016, we have federal and state net operating loss carryforwards of approximately $4.2 million and $1.7 million, which expire through 2034 and 2017, respectively. The utilization of net operating loss carryforwards may be subject to limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2016 and 2015, our statements of operations including data expressed as a percentage of sales:

	2016		2015
	(as a percentage of sales)

Net sales	100.0%		100.0%
Cost of goods sold	83.4%		81.9%
Gross profit	16.6%		18.1%
Operating expenses	13.1%		17.0%
Income from operations	3.5%		1.1%
Other income, net	0.2%		1.0%
Net income before income taxes	3.7%		2.1%
Income tax provision (benefit)	0.1%		(0.2%	)
Net income	3.6%		2.3%
Non-controlling interest in net income of subsidiary	(0.9%	)	(0.6%	)
Net income attributable to Parent Company stockholders	2.7%		1.7%

YEAR ENDED JUNE 30, 2016 COMPARED TO YEAR ENDED JUNE 30, 2015

NET SALES - Net sales increased by $13,460,461, or 29.0%, to $59,804,694 for the year ended June 30, 2016 from $46,344,233 for the corresponding period of 2015. For the year ended June 30, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA (Europe, the Middle East and Africa) and Asia were $51,741,991 (86.5% of net sales), $100,699 (0.2% of net sales), $7,906,900 (13.2% of net sales) and $55,104 (0.1% of net sales), respectively.

Net sales in the United States increased by $15,031,910, or 40.9%, to $51,741,991 for the year ended June 30, 2016, from $36,710,081 for the corresponding period of 2015. The increase in net sales was primarily due to increased demand for one of the Company's products, the launch of a new product with a carrier customer as well as the addition of a new customer. Net sales in the South American and Caribbean regions decreased by $1,315,353, or 92.9%, to $100,699 for the year ended June 30, 2016, from $1,416,052 for the corresponding period of 2015. The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA increased by $3,327,930, or 72.7%, to $7,906,900 for the year ended June 30, 2016, from $4,578,970 for the corresponding period of 2015. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $3,584,026, or 98.5%, to $55,104 for the year ended June 30, 2015, from $3,639,130 for the corresponding period of 2015. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT- Gross profit increased by $1,525,102, or 18.2%, to $9,925,180 for the year ended June 30, 2016, from $8,400,078 for the corresponding period of 2015. The gross profit in terms of net sales percentage was 16.6% for the year ended June 30, 2016, compared to 18.1% for the corresponding period of 2015. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $82,199, or 1.0%, to $7,806,221 for the year ended June 30, 2016, from $7,888,420 for the corresponding period of 2015.  The decrease was primarily due to lower legal, amortization, depreciation and share-based compensation expenses, which were partially offset by higher shipping and handling costs resulting from the volume increase in product shipments as well as higher research and development and rent expense.

OTHER INCOME, NET - Other income, net decreased by $361,800, or 79.7%, to $92,168 for the year ended June 30, 2016, from $453,968 for the corresponding period of 2015. The decrease was primarily due to expenses that were reversed associated with certain marketing related expenses accrued in prior periods which expired during the 2015 fiscal year. During the 2016 fiscal year, no expenses were reversed or expired.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending June 30, 2017.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2016 consisted of cash and cash equivalents of $13,156,754.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2017.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for the years ended June 30, 2016 and 2015 was $2,707,586 and $4,185,322, respectively.

The $2,707,586 in net cash provided by operating activities for the year ended June 30, 2016 was primarily due to the increase in accounts payable of $5,924,272, the decrease in prepaid income taxes of $1,024,922 as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the increase in accounts receivable of $6,775,723 and the decrease in advance payments from customers of $691,416.

The $4,185,322 in net cash provided by operating activities for the year ended June 30, 2015 was primarily due to the increase in accounts payable of $1,867,779 as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges).

INVESTING ACTIVITIES – Net cash used in investing activities for the years ended June 30, 2016 and 2015 was $1,047,603 and $181,675, respectively.

The $1,047,603 in net cash used in investing activities for the year ended June 30, 2016 was primarily due to the payments for capitalized product development of $686,291 and purchases of intangible assets and property and equipment of $196,112 and $173,200, respectively.

The $181,675 in net cash used in investing activities for the year ended June 30, 2015 was primarily due to the payments for capitalized product development of $89,145 and purchases of intangible assets and property and equipment of $51,012 and $53,032, respectively.

FINANCING ACTIVITIES – Net cash used in financing activities for the years ended June 30, 2016 and 2015 was $342,444 and $0, respectively.

The $342,444 in net cash used in financing activities for the year ended June 30, 2016 was primarily due to the repurchase of 130,000 shares of our Common Stock from a shareholder and the repayment of short-term borrowings of $148,295, which were partially offset by the cash received from the exercise of stock options of $39,851.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2016, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
	2017	2018	2019	2020	Thereafter	Total
Leases	$416,141	$301,368	$277,377	$92,459	$–	$1,087,345

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

On September 9, 2015, registered ownership of the shares was transferred from C-Motech to Cheng-Ji Zhu (838,350 shares) and Ok-Nam Yun (728,322 shares). Subsequently, on December 30, 2015, the Company repurchased 130,000 of the shares from Ok-Nam Yun for cash of $234,000.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2016.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2016.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules adopted under Section 404(c) of the Sarbanes-Oxley Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2016.

Name	Age	Position
OC Kim	51	President, Secretary and a Director
Gary Nelson	75	Chairman of the Board and a Director
Joon Won Jyoung	74	Director
Johnathan Chee	53	Director
Benjamin Chung	41	Director
Yun J. (David) Lee	54	Chief Operating Officer
Richard Walker	54	Chief Financial Officer

OC Kim has been our President, Secretary and a director since September 2003 and also served as our Acting Chief Financial Officer until March, 2014. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 28 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea. We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

Gary Nelson has been a director since September 2003. Mr. Nelson was an early investor in Franklin Telecommunications Corp. in the 1980’s and served as a director from 2001 up until the Company’s merger with Accetio Inc. in September 2003, at which time the Company was renamed Franklin Wireless Corp. Following the merger, Mr. Nelson became a director and ultimately Chairman of the Board of Franklin Wireless Corp. He was co-founder and President of Churchill Mortgage Corporation, an income property mortgage banking firm based in Los Angeles, California, which was a loan correspondent for major life insurance companies and other financial institutions. In addition, Mr. Nelson was the Chief Operating Officer of Churchill Mortgage Capital, which was the loan origination arm of Churchill Mortgage Corporation. Mr. Nelson’s prior experience includes various marketing positions with Control Data Corporation and design engineering positions with North American Aviation where he worked on the Apollo Project. He holds a B.S. in Mechanical Engineering from Kansas State University and an MBA from the University of Southern California. We believe that Mr. Nelson’s qualifications to serve as a director of the Company include his many years of business, operational and management experience including his previous position as President of Churchill Mortgage Corporation. In addition, Mr. Nelson has served as a director of the Company for thirteen years, and brings a valuable historical perspective on the development of the Company’s business and its leadership.

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

Yun J. (David) Lee has been our Chief Operating Officer since September 2008. Mr. Lee has 22 years of upper level management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining the Company, he was President of Ace Electronics, and served as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.

Richard Walker has been our Chief Financial Officer since March 2014. Mr. Walker joined the Company in December 2009 and previously served as Vice President, Finance and Accounting. Mr. Walker has over 21 years of senior financial management experience in telecommunications, software and the Internet. From 2006 to 2009, he was Senior Vice President and Chief Financial Officer for Intercasting Corp., a developer of software applications for mobile phones. Prior to Intercasting Corp., Mr. Walker held senior financial management positions at Peregrine Systems, MP3.com and Qualcomm.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2016 were complied with.

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

CORPORATE GOVERNANCE

During fiscal 2016, the Board of Directors held five meetings. Each director attended at least 75% of the meetings of the Board, except for Joon Won Jyoung, who attended none of the meetings. The Board of Directors has an Audit Committee made up of Messrs. Chung (committee chair) and Nelson and a Compensation Committee made up of Messrs. Nelson (committee chair) and Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2016 and 2015 to our President, Chief Operating Officer and Chief Financial Officer (The “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

OC Kim, President	2015	$200,000	$–	$–	10,000	$210,000
	2016	$200,000	$3,000	$–	11,539	$214,539

Yun J. (David) Lee, Chief Operating Officer	2015	$190,417	$–	$–	–	$190,417
	2016	$205,000	$3,500	$–	–	$208,500

Richard Walker, Chief Financial Officer	2015	$112,500	$–	$–	$–	$112,500
	2016	$112,500	$3,000	$–	$–	$115,500

(1) Represents the value of unused accrued vacation paid in cash.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of June 30, 2016. The only outstanding equity awards are stock options. No options were granted to the Named Executive Officers during the 2016 fiscal year. The options previously granted to our Named Executive Officers vest over periods ranging from one to three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

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

Fiscal 2016 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary Nelson	10,000	–	–	10,000
Joon Won Jyoung	–	–	–	–
Johnathan Chee	10,000	–	–	10,000
Benjamin Chung	7,500	–	–	7,500

(1)	Directors are compensated a maximum of $10,000 annually, which is prorated based upon board meeting attendance. This compensation plan became effective January 1, 2015.

The following table sets forth the outstanding equity awards held by each of the named directors as of June 30, 2016.

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
Gary Nelson	30,000	(2)	$1.34	06/15/2017	–	–
Joon Won Jyoung	15,000	(1)	$0.57	10/28/2016	–	–
	30,000	(2)	$1.34	06/15/2017	–	–
Johnathan Chee	30,000	(2)	$1.34	06/15/2017	–	–
Benjamin Chung	30,000	(2)	$1.34	06/15/2017	–	–

(1)	The options vest and are exercisable in full on the six month anniversary of the date of the grant and have a five-year term.
(2)	The options vest and are exercisable over two years as follows, and have a five-year term:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 28, 2016 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
OC Kim 9707 Waples Street, Suite 150, San Diego, CA 92121	1,596,695		15.3%

Joon Won Jyoung 9707 Waples Street, Suite 150, San Diego, CA 92121	1,340,662		12.8%

Gary Nelson 9707 Waples Street, Suite 150, San Diego, CA 92121	391,825		3.8%

Yun J. (David) Lee 9707 Waples Street, Suite 150, San Diego, CA 92121	25,000		0.2%

Johnathan Chee 9707 Waples Street, Suite 150, San Diego, CA 92121	15,000		0.1%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	821,326	(1)	7.9%

All directors and executive officers as a group	3,369,182		32.3%

(1)	Based solely on a Schedule 13G dated February 12, 2016, which indicates that Mr. Packer may be deemed to beneficially own 821,326 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

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

On September 9, 2015, registered ownership of the shares was transferred from C-Motech to Cheng-Ji Zhu (838,350 shares) and Ok-Nam Yun (728,322 shares). Subsequently, on December 30, 2015, the Company repurchased 130,000 of the shares from Ok-Nam Yun for cash of $234,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2016	FY 2015
Audit Fees	$65,000	$62,000
Total Fees	$65,000	$62,000

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2016 and 2015, which was performed by Haskell & White LLP. All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index to financial statements

(b) Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp.(1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp.(5)
10.1	Co-Development, Co-Ownership and Supply Agreement, dated January 5, 2005 between the Company and C-Motech Co., Ltd. (2)
10.2	Lease, dated August 12, 2011, between the Company and EJMC, Inc., a California corporation. (6)
10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (4)
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (5)
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee. (5)
10.6	Common Stock Repurchase Agreement between Franklin Wireless Corp. and C-Motech Co., dated July 27, 2010. (7)
14.1	Code of Ethics (3)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008.

(2)	Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2005, filed on May 23, 2006.

(3)	Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2008, filed on September 26. 2008.

(4)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2009, filed on October 13, 2009.

(5)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011.

(6)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed on February 14, 2011.

(7)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2010, filed on October 12, 2010.

(c) Supplementary Information

None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ OC KIM	President and a Director	September 28, 2016

Principal Financial Officer

/s/ RICHARD WALKER	Chief Financial Officer	September 28, 2016

Richard Walker

/s/ GARY NELSON	Chairman of the Board of Directors	September 28, 2016

Gary Nelson

/s/ JOON WON JYOUNG	Director	September 28, 2016

Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	September 28, 2016

Johnathan Chee

/s/ BENJAMIN CHUNG	Director	September 28, 2016

Benjamin Chung

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Franklin Wireless Corp.

San Diego, California

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. as of June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

Irvine, California

September 28, 2016

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$13,156,754	$11,822,620
Accounts receivable	12,341,419	5,464,182
Other receivables, net	41,870	143,384
Inventories, net	2,285,254	2,281,667
Prepaid expenses and other current assets	11,838	60,339
Prepaid income taxes	30,866	1,055,788
Deferred tax assets, current	292,622	206,902
Advance payments to vendors	8,382	62,321
Total current assets	28,169,005	21,097,203
Property and equipment, net	317,764	314,492
Intangible assets, net	1,126,887	1,042,281
Deferred tax assets, non-current	1,726,114	1,860,347
Goodwill	273,285	273,285
Other assets	136,074	129,859
TOTAL ASSETS	$31,749,129	$24,717,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,276,125	$7,362,075
Advance payments from customers	1,901	693,317
Accrued liabilities	247,302	238,619
Short-term borrowings	–	148,295
Total current liabilities	13,525,328	8,442,306
Total liabilities	13,525,328	8,442,306

Commitments and contingencies (Note 9)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2016 and 2015	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,442,203 and 10,533,869 shares issued and outstanding as of June 30, 2016 and 2015, respectively	13,844	13,806
Additional paid-in capital	7,295,580	7,305,767
Retained earnings	14,972,062	13,361,091
Treasury stock, 3,472,286 and 3,342,286 shares as of June 30, 2016 and 2015, respectively	(4,513,479)	(4,279,479)
Accumulated other comprehensive loss	(648,127)	(664,722)
Total Parent Company stockholders’ equity	17,119,880	15,736,463
Non-controlling interests	1,103,921	538,698
Total stockholders’ equity	18,223,801	16,275,161
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,749,129	$24,717,467

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended June 30,
	2016	2015
Net sales	$59,804,694	$46,344,233
Cost of goods sold	49,879,514	37,944,155
Gross profit	9,925,180	8,400,078
Operating expenses:
Selling, general and administrative	4,815,725	4,973,277
Research and development	2,990,496	2,915,143
Total operating expenses	7,806,221	7,888,420
Income from operations	2,118,959	511,658
Other income, net:
Interest income	10,301	23,264

Other income, net	81,867	430,704
Total other income, net	92,168	453,968
Income before provision (benefit) for income taxes	2,211,127	965,626
Income tax provision (benefit)	34,933	(88,272)
Net income	2,176,194	1,053,898
Non-controlling interests in net income of subsidiary at 48.2%	(565,223)	(293,890)
Net income attributable to Parent Company	$1,610,971	$760,008

Basic earnings per share attributable to Parent Company stockholders	$0.15	$0.07
Diluted earnings per share attributable to Parent Company stockholders	$0.15	$0.07

Weighted average common shares outstanding - basic	10,414,755	10,533,869
Weighted average common shares outstanding - diluted	10,653,897	10,640,733

Comprehensive income
Net income	$2,176,194	$1,053,898
Translation adjustments	16,595	(421,622)
Comprehensive income	2,192,789	632,276
Comprehensive income attributable to non-controlling interest	(565,223)	(293,890)
Comprehensive income attributable to controlling interest	$1,627,566	$338,386

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2014	10,533,869	13,806	7,245,283	12,601,083	(4,279,479)	(243,100)	244,808	15,582,401
Net Income attributable to Parent Company	–	–	–	760,008	–	–	–	760,008
Foreign exchange translation	–	–	–	–	–	(421,622)	–	(421,622)
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	293,890	293,890
Share-based compensation	–	–	60,484	–	–	–	–	60,484
Balance - June 30, 2015	10,533,869	13,806	7,305,767	13,361,091	(4,279,479)	(664,722)	538,698	16,275,161
Net income attributable to Parent Company	–	–	–	1,610,971	–	–	–	1,610,971
Foreign exchange translation	–	–	–	–	–	16,595	–	16,595
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	565,223	565,223
Repurchase of common stock	(130,000)	–	–	–	(234,000)	–	–	(234,000)
Share-based compensation	–	–	(50,000)	–	–	–	–	(50,000)
Issuance of stock related to stock options exercised	38,334	38	39,813	–	–	–	–	39,851
Balance - June 30, 2016	10,442,203	$13,844	$7,295,580	$14,972,062	$(4,513,479)	$(648,127)	$1,103,921	$18,223,801

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,176,194	$1,053,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	169,928	237,005
Amortization of intangible assets	797,797	1,223,692
Reserve for obsolete inventory	90,917	120,867
Deferred tax (benefit)	48,513	(26,645)
Share-based compensation	(50,000)	60,484
Gain on debt extinguishment	(10,222)	(414,480)
Gain on sale of vehicle	(8,000)	(4,386)
Increase (decrease) in cash due to change in:
Accounts receivable	(6,775,723)	114,484
Inventories	(94,504)	(435,144)
Prepaid expenses and other current assets	48,501	130,880
Prepaid income taxes	1,024,922	800
Advance payments to vendors	53,939	(16,212)
Other assets	(6,215)	(22,450)
Accounts payable	5,924,272	1,867,779
Advance payments from customers	(691,416)	373,429
Accrued liabilities	8,683	(78,679)
Net cash provided by operating activities	2,707,586	4,185,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(173,200)	(53,032)
Payments for capitalized development costs	(686,291)	(89,145)
Purchases of intangible assets	(196,112)	(51,012)
Proceeds from the sale of fixed assets	8,000	4,386
Receipt of loan repayments from an employee	–	7,128
Net cash used in investing activities	(1,047,603)	(181,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(234,000)	–
Issuance of stock related to stock options exercised	39,851	–
Principal repayment of short-term borrowings	(148,295)	–
Net cash used in financing activities	(342,444)	–

Effect of foreign currency translation	16,595	(421,622)
Net increase in cash and cash equivalents	1,334,134	3,582,025
Cash and cash equivalents, beginning of year	11,822,620	8,240,595
Cash and cash equivalents, end of year	$$13,156,754,	$11,822,620
Supplemental disclosure of cash flow information:
Cash received (paid), net during the periods for:
Interest	$10,301	$(5,552)
Income taxes	$1,039,381	$63,000
Disposal of fully depreciated property and equipment	$17,423	$–

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

We have a majority ownership position in FTI, a research and development company located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in South America, the Caribbean, Europe, the Middle East and Africa ("EMEA") and Asia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2016 and 2015. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of June 30, 2016 or June 30, 2015.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2016, the non-controlling interest was $1,103,921, which represents a $565,223 increase from $538,698 as of June 30, 2015. The increase of $565,223 in the non-controlling interest was due to the non-controlling interests in net income of subsidiary for the year ended June 30, 2016.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. We have one reportable segment, consisting of the sale of wireless access products.

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, Europe, the Middle East and Africa (“EMEA”) and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2016	2015
United States	$51,741,991	$36,710,081
Caribbean and South America	100,699	1,416,052
Europe, the Middle East and Africa (“EMEA”)	7,906,900	4,578,970
Asia	55,104	3,639,130
Totals	$59,804,694	$46,344,233

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2016	June 30, 2015
United States	$1,113,745	$785,144
Asia	330,905	571,629
Totals	$1,444,650	$1,356,773

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of June 30, 2016 and June 30, 2015.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the products to customers or when the products are received by the customers in accordance with the shipping or delivery terms. We provide a warranty for one year from the shipment or delivery date, which is covered by our vendors pursuant to purchase agreements. Any net warranty related expenditures made by us have not historically been material. Under our sales return policy, customers may generally return products that are under warranty for repair or replacement.

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

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table in Note 2 to Notes to Consolidated Financial Statements) include related licenses, certification costs, payroll, employee benefits, and other headcount-related expenses associated with product development. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the greater of straight-line amortization or the ratio of the current gross revenues to the current and anticipated future gross revenues. The amortization begins when the products are available for general release to our customers.

As of June 30, 2016 and June 30, 2015, capitalized product development costs in progress were $157,492 and $0, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2016, we incurred $686,291 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $2,990,496 and $2,915,143 for the years ended June 30, 2016 and 2015, respectively.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising and promotion costs were $22,726 and $23,362 for the years ended June 30, 2016 and 2015, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of comprehensive income, were $1,408,607 and $1,162,427 for the years ended June 30, 2016 and 2015, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond our control. We may write down our inventory value for potential obsolescence and excess inventory.  As of June 30, 2016 and 2015, we have recorded inventory reserves in the amount of $90,917 and $120,867, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2016 and 2015.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2016:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	-	$490,000	$490,000	$–
Complete technology	3 years	-	1,517,683	1,517,683	–
Complete technology	3 years	-	281,714	281,714	–
Complete technology	3 years	-	361,249	361,249	–
Complete technology	3 years	-	174,009	174,009	–
Complete technology	3 years	-	909,962	909,962	–
Complete technology	3 years	0.8 years	65,000	48,750	16,250
Complete technology	3 years	1.5 years	2,402	1,201	1,201
Complete technology	3 years	1.8 years	6,405	2,669	3,736
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	1.2 years	1,121,000	945,844	175,156
Technology in progress	Not Applicable	-	157,492	–	157,492
Software	5 years	1.3 years	214,398	203,941	10,457
Patents	10 years	7.0 years	58,391	2,705	55,686
Certifications & licenses	3 years	2.0 years	2,472,359	1,783,847	688,512
Total as of June 30, 2016			$7,850,461	$6,723,574	$1,126,887

The definite lived intangible assets consisted of the following as of June 30, 2015:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	-	$490,000	$490,000	$–
Complete technology	3 years	-	1,517,683	1,517,683	–
Complete technology	3 years	-	281,714	281,714	–
Complete technology	3 years	-	361,249	361,249	–
Complete technology	3 years	0.3 years	174,009	159,508	14,501
Complete technology	3 years	0.5 years	909,962	733,025	176,937
Complete technology	3 years	1.8 years	65,000	27,083	37,917
Complete technology	3 years	2.5 years	2,402	400	2,002
Complete technology	3 years	2.8 years	6,405	534	5,871
Supply and development agreement	8 years	2.3 years	1,121,000	805,719	315,281
Technology in progress	Not Applicable	-	–	–	–
Software	5 years	1.1 years	197,418	158,284	39,134
Patents	10 years	6.8 years	57,655	1,005	56,650
Certifications & licenses	3 years	0.4 years	1,783,561	1,389,573	393,988
Total as of June 30, 2015			$6,968,058	$5,925,777	$1,042,281

Amortization expense recognized during the years ended June 30, 2016 and 2015 was $797,797 and $1,223,692, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2017	FY2018	FY2019	FY2020	FY2021	Thereafter
Total	$563,403	$447,723	$64,469	$18,963	$5,839	$26,490

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2016 that would indicate that the long-lived assets are impaired.

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

Earnings per Share Attributable to Common Stockholders

Basic earnings per share is calculated by dividing the net income by the weighted-average number of common shares that were outstanding for the period, without consideration for potential common shares. Diluted earnings per share is calculated by dividing the net income by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of common stock options outstanding under our stock plan.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2016, net sales to our three largest customers represented 64%, 18% and 13% of our consolidated net sales, respectively, and 58%, 34% and 0% of our accounts receivable balance as of June 30, 2016. For the year ended June 30, 2015, net sales to our two largest customers represented 68% and 10% of our consolidated net sales, respectively, and 87%, and 7% of our accounts receivable balance as of June 30, 2015. No other customers accounted for more than ten percent of total net sales for the years ended June 30, 2016 and 2015.

For the year ended June 30, 2016, sales to Verizon, Sprint and Smile Communications each comprised more the 10% of our net sales. For the year ended June 30, 2015, sales to Verizon comprised more than 10% of our net sales.

For the year ended June 30, 2016, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. For the year ended June 30, 2016, we purchased wireless data products from this supplier in the amount of $49,057,120, or 99% of total purchases, and had related accounts payable of $12,840,858 as of June 30, 2016. For the year ended June 30, 2015, we purchased wireless data products from this supplier in the amount of $30,466,215, or 81% of total purchases, and had related accounts payable of $6,749,486 as of June 30, 2015.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. ASU 2015-15 was issued subsequently to permit costs associated with a line of credit arrangement to be presented as assets and amortized ratably over the term of the arrangement. These updates were effective for the Company on July 1, 2016. Management does not believe that these updates will materially impact the Company’s consolidated financial statements.

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

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying value of the Company’s short-term borrowings approximate fair value as of June 30, 2015, as the related interest rate approximates market rates currently available to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2016	June 30, 2015
Machinery and facility	$303,520	$300,650
Office equipment	365,430	373,554
Molds	938,680	775,499
Construction-in-progress	–	2,130
	1,607,630	1,451,853
Less accumulated depreciation	(1,289,866)	(1,137,361)
Total	$317,764	$314,492

Depreciation expense associated with property and equipment was $169,928 and $237,005 for the fiscal years ended June 30, 2016 and 2015, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2016	June 30, 2015
Accrued salaries, severance	$129,119	$140,820
Accrued salaries, payroll deductions owed to government entities	10,133	8,434
Accrued vacation	45,031	75,477
Taxes	380	10,823
Other accrued liabilities	62,639	3,065
Total	$247,302	$238,619

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following as of:

	June 30, 2016	June 30, 2015
Loan dated June 2011, due to a financial institution, with monthly interest payments (interest rate of 8.90% per annum), and the principal balance due March 2016 (interest rate of 5.025% per annum as extended). The loan was paid off in full during the year ended June 30, 2016.	$–	$148,295
Total	$–	$148,295

The short-term borrowings of $148,295 as of June 30, 2015 resulted from the consolidation of FTI’s debt.

NOTE 7 - INCOME TAXES

Income tax provision (benefit) for the years ended June 30, 2016 and 2015 consists of the following:

	Year Ended June 30,
	2016	2015
Current income tax expense (benefit):
Federal	$19,343	$(40,659)
State	(32,715)	800
	(13,372)	(39,859)
Deferred income tax expense (benefit):
Federal	350,958	(237,769)
State	–	–
Foreign	(302,653)	189,356
	48,305	(48,413)
Provision (benefit) for income taxes	$34,933	$(88,272)

The provision (benefit) for income taxes reconciles to the amount computed by applying effective federal statutory income tax rate to income (loss) before provision for income taxes as follows:

	Year Ended June 30,
	2016	2015
Federal tax provision, at statutory rate of 34%	$751,773	$170,323
State tax, net of federal tax benefit	800	528
Nondeductible expenses	(16,619)	48,245
R&D credits	(43,664)	(140,829)
Uncertain tax position	–	1,360
Foreign rate difference	(33,828)	(82,162)
Other	(72,803)	(85,737)
Change in valuation allowance	(550,726)	–
Provision (benefit) for income taxes	$34,933	$(88,272)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2016	June 30, 2015
Deferred tax asset:
Net operating losses	$1,716,980	$1,773,959
State tax	272	(272)
Intangibles	19,993	151,643
Tax credits	425,011	56,934
Other, net	111,732	142,191
Total deferred tax assets	2,273,988	2,124,455
Deferred tax liabilities:
Fixed asset	(16,600)	–
Intangibles	(38,535)	–
Total deferred tax liabilities	(55,135)	–
Less valuation allowance	(200,117)	(57,206)
Net deferred tax asset	$2,018,736	$2,067,249

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income. Management determined it is more likely than not that the federal deferred tax assets will be fully realized and no valuation allowance is necessary as of June 30, 2016. Management also determined that certain state deferred tax assets required a partial valuation allowance as of June 30, 2016. As of June 30, 2016, we have federal and state net operating loss carryforwards of approximately $4.2 million and $1.7 million, which expire through 2034 and 2017, respectively. The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company’s computation of its deferred tax assets, is as follows:

Balance as of June 30, 2014	$60,135
Gross increase or (decrease)	74,684
Reversal of reserve on unrecognized tax benefits	(4,355)
Balance as of June 30, 2015	130,464
Gross increase or (decrease)	38,059
Balance as of June 30, 2016	$168,523

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

The Internal Revenue Service and Franchise Tax Board have completed their examinations of our 2007 and 2008 taxable years with a favorable final resolution of the Company’s claim for research and development tax credits. As of June 30, 2016, the R&D tax credits that we have claimed have been received in full. In addition, the Franchise Tax Board completed their examination of our taxable years from 2008 to 2011 with a favorable resolution of the Company’s claim for tax refunds in regards to the California apportionment of our income. As of June 30, 2016, the tax refunds that we have claimed have been received in full from the Franchise Tax Board.

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

	Year Ended June 30,
	2016	2015
Net income attributable to Parent Company	$1,610,971	$760,008
Weighted-average shares of common stock outstanding:
Basic	10,414,755	10,533,869
Dilutive effect of common stock equivalents arising from stock options	239,142	106,864
Diluted Outstanding shares	10,653,897	10,640,733
Basic earnings per share	$0.15	$0.07
Diluted earnings per share	$0.15	$0.07

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

We have agreements to lease office space that expire in fiscal 2018 and 2020. On September 10, 2015, we signed a lease for an office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for this office space is four years from the lease commencement date. FTI leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000. The lease associated with this office space expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired on September 5, 2016, and was extended to September 5, 2017.

Rent expense for the years ended June 30, 2016 and 2015 was $407,892 and $308,187, respectively. Future minimum payments under operating leases are as follows:

	Payments Due by June 30,
	2017	2018	2019	2020	Thereafter	Total
Administrative office, San Diego, CA	$277,377	$277,377	$277,377	$92,459	$–	$924,590
Administrative office, Korea	128,400	21,400	–	–	–	149,800
Corporate housing facility	10,364	2,591	–	–	–	12,955
Total Obligations	$416,141	$301,368	$277,377	$92,459	$–	$1,087,345

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

On September 9, 2015, registered ownership of the shares was transferred from C-Motech to Cheng-Ji Zhu (838,350 shares) and Ok-Nam Yun (728,322 shares). Subsequently, on December 30, 2015, the Company repurchased 130,000 of the shares from Ok-Nam Yun for cash of $234,000.

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

Adaptix, Inc.

In October 2015 we were notified that on June 12, 2015, Adaptix, Inc. filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division against one of our customers. The complaint alleges that certain wireless devices, including one device provided by the Company, infringe on U.S. Patent No. 8,934,375. On July 12, 2016, the case was dismissed following settlement by the parties to the litigation.

TC Technology LLC

In June 2016 we were notified that on March 10, 2016, TC Technology LLC filed a complaint in the United States District Court for the District of Delaware against one of our customers. The complaint alleges that certain voice, data and text services infringe U.S. Patent No. 5,815,488. The complaint does not name any products provided by the Company. As of June 30, 2016, this legal proceeding is pending, but we do not believe that this action will have a material effect on the Company.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the year ended June 30, 2016 was ($50,000). The expense credits for the year ended June 30, 2016 resulted from the reversal of expenses booked in prior periods for stock options for a small number of employees that were cancelled. This amount increased income from operations and income before provision for income taxes by the same amount by decreasing compensation expense recognized in selling, general and administrative expense.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2015	895,337	$1.24	5.50	$497,350
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	(45,000)	(1.34)	(6.96)	(72,000)
Forfeited or Expired	–	–	–	–
Outstanding as of June 30, 2015	850,337	1.24	4.36	306,583
Granted
Exercised	(38,334)	(1.04)	(1.88)	(88,935)
Cancelled
Forfeited or Expired
Outstanding as of June 30, 2016	812,003	$1.25	3.35	$869,740

Exercisable as of June 30, 2016	812,003	$1.25	3.35	$869,740

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.32 as of June 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2016 in the amount of 812,003 shares was $1.14 per share.

As of June 30, 2016, there was no unrecognized compensation cost related to non-vested stock options granted.

NOTE 11 - RELATED PARTY TRANSACTIONS

Refer to NOTE 9 - COMMITMENTS AND CONTINGENCIES.

NOTE 12 - SUBSEQUENT EVENTS

ASC 855, “Subsequent Events” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During this period, we did not have any material recognizable subsequent events required to be disclosed or accrued.

