Form 10-Q
period 2016-09-30
FRANKLIN WIRELESS CORP
filed 2016-11-14
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The Registrant has 10,487,203 shares of common stock outstanding as of November 14, 2016.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2016. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	June 30,
	(unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,936,994	$13,156,754
Accounts receivable	12,306,654	12,341,419
Other receivables, net	43,706	41,870
Inventories, net	2,118,986	2,285,254
Prepaid expenses and other current assets	12,685	11,838
Prepaid income taxes	30,866	30,866
Deferred tax assets, current	308,618	292,622
Advance payments to vendors	188,255	8,382
Total current assets	25,946,764	28,169,005
Property and equipment, net	277,839	317,764
Intangible assets, net	1,127,065	1,126,887
Deferred tax assets, non-current	1,726,114	1,726,114
Goodwill	273,285	273,285
Other assets	140,825	136,074
TOTAL ASSETS	$29,491,892	$31,749,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,576,493	$13,276,125
Advance payments from customers	77,598	1,901
Accrued liabilities	174,070	247,302
Income tax payable	151,118	–
Total current liabilities	10,979,279	13,525,328
Total liabilities	10,979,279	13,525,328

Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2016 and June 30, 2016	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,477,203 and 10,442,203 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	13,879	13,844
Additional paid-in capital	7,330,145	7,295,580
Retained earnings	15,234,603	14,972,062
Treasury stock, 3,472,286 shares as of September 30, 2016 and June 30, 2016	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(587,007)	(648,127)
Total Parent Company stockholders’ equity	17,478,141	17,119,880
Non-controlling interests	1,034,472	1,103,921
Total stockholders’ equity	18,512,613	18,223,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,491,892	$31,749,129

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015

Net sales	$12,704,474	$11,948,466
Cost of goods sold	10,443,063	9,985,459
Gross profit	2,261,411	1,963,007

Operating expenses:
Selling, general and administrative	1,091,557	1,154,876
Research and development	802,382	722,569
Total operating expenses	1,893,939	1,877,445
Income from operations	367,472	85,562

Other income (loss), net:
Interest income	2,321	2,277
Other loss, net	(41,579)	(45,290)
Total other loss, net	(39,258)	(43,013)
Income before provision for income taxes	328,214	42,549
Income tax provision	135,122	5,065
Net income	193,092	37,484
Non-controlling interests in net loss (income) of subsidiary at 48.2%	69,449	(19,537)
Net income attributable to Parent Company	$262,541	$17,947

Basic earnings per share attributable to Parent Company stockholders	$0.03	$0.00
Diluted earnings per share attributable to Parent Company stockholders	$0.02	$0.00

Weighted average common shares outstanding – basic	10,471,818	10,533,869
Weighted average common shares outstanding – diluted	10,730,267	10,682,411

Comprehensive income
Net income	$193,092	$37,484
Translation adjustments	61,120	(31,862)
Comprehensive income	254,212	5,622
Comprehensive loss (income) attributable to non-controlling interest	69,449	(19,537)
Comprehensive income (loss) attributable to controlling interest	$323,661	$(13,915)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,092	$37,484
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	40,855	51,633
Amortization of intangible assets	126,483	254,346
Deferred tax (benefit)	(15,996)	–
Share-based compensation	(12,500)	(12,500)
Increase (decrease) in cash due to change in:
Accounts receivable	32,929	(2,630,355)
Inventories	166,268	322,479
Prepaid expenses and other current assets	(847)	4,952
Advance payments to vendors	(179,873)	(58,288)
Other assets	(4,751)	(18,018)
Accounts payable	(2,699,632)	1,384,104
Advance payments from customers	75,697	553,113
Accrued liabilities	(73,232)	(36,610)
Income tax payable	151,118	5,065
Net cash used in operating activities	(2,200,389)	(142,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(930)	(1,930)
Payments for capitalized development costs	(82,500)	(138,912)
Purchases of intangible assets	(44,161)	(10,735)
Net cash used in investing activities	(127,591)	(151,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock related to stock options exercised	47,100	–
Net cash provided by financing activities	47,100	–

Effect of foreign currency translation	61,120	(31,862)
Net decrease in cash and cash equivalents	(2,219,760)	(326,034)
Cash and cash equivalents, beginning of period	13,156,754	11,822,620
Cash and cash equivalents, end of period	$10,936,994	$11,496,586
Supplemental disclosure of cash flow information:
Cash received (paid) during the periods for:
Interest	$–	$–
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2016 included in the Company’s Form 10-K filed on September 28, 2016. The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

We have a majority ownership position in Franklin Technology Inc. ("FTI"), a research and development company located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in South America, the Caribbean, Europe, the Middle East and Africa ("EMEA") and Asia.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of September 30, 2016 and June 30, 2016. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of September 30, 2016, the non-controlling interest was $1,034,472, which represents a $69,449 decrease from $1,103,921 as of June 30, 2016. The decrease was due to the net loss of subsidiary of $143,965 for the three months ended September 30, 2016, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended
	September 30,
Net sales:	2016	2015
United States	$12,522,650	$10,110,335
Caribbean and South America	–	93,000
Europe, the Middle East and Africa (“EMEA”)	128,103	1,742,203
Asia	53,721	2,928
Totals	$12,704,474	$11,948,466

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2016	June 30, 2016
United States	$1,136,047	$1,113,745
Asia	268,857	330,905
Totals	$1,404,904	$1,444,650

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of September 30, 2016 and June 30, 2016.

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

Capitalized Product Development Costs

ASC Topic 350, “Intangibles – Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20. Our products contain embedded software internally developed by FTI, which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table) include certifications, licenses, payroll, employee benefits, and other headcount-related expenses associated with product development. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the greater of straight-line amortization or the ratio of the current gross revenues to the current and anticipated future gross revenues. The amortization begins when the products are available for general release to our customers.

As of September 30, 2016 and June 30, 2016, capitalized product development costs in progress were $207,500 and $157,492, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2016, we incurred $82,500 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $802,382 and $722,569 for the three months ended September 30, 2016 and 2015, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $317,811 and $214,560 for the three months ended September 30, 2016 and 2015, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of September 30, 2016 and June 30, 2016, we have recorded an inventory reserve in the amount of $90,917 for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended September 30, 2016 and June 30, 2016.

The definite lived intangible assets consisted of the following as of September 30, 2016:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$490,000	$490,000	$–
Complete technology	3 years	–	1,517,683	1,517,683	–
Complete technology	3 years	–	281,714	281,714	–
Complete technology	3 years	–	361,249	361,249	–
Complete technology	3 years	–	174,009	174,009	–
Complete technology	3 years	–	909,962	909,962	–
Complete technology	3 years	0.5 years	65,000	54,167	10,833
Complete technology	3 years	1.3 years	2,402	1,401	1,001
Complete technology	3 years	1.5 years	6,405	3,203	3,202
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	1.0 years	1,121,000	980,875	140,125
Technology in progress	Not Applicable	–	207,500	–	207,500
Software	5 years	1.1 years	214,398	212,887	1,511
Patents	10 years	6.8 years	58,391	3,203	55,188
Certifications and licenses	3 years	2.4 years	2,549,012	1,859,704	689,308
Total as of September 30, 2016			$7,977,122	$6,850,057	$1,127,065

The definite lived intangible assets consisted of the following as of June 30, 2016:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	-	$490,000	$490,000	$–
Complete technology	3 years	-	1,517,683	1,517,683	–
Complete technology	3 years	-	281,714	281,714	–
Complete technology	3 years	-	361,249	361,249	–
Complete technology	3 years	-	174,009	174,009	–
Complete technology	3 years	-	909,962	909,962	–
Complete technology	3 years	0.8 years	65,000	48,750	16,250
Complete technology	3 years	1.5 years	2,402	1,201	1,201
Complete technology	3 years	1.8 years	6,405	2,669	3,736
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	1.2 years	1,121,000	945,844	175,156
Technology in progress	Not Applicable	-	157,492	–	157,492
Software	5 years	1.3 years	214,398	203,941	10,457
Patents	10 years	7.0 years	58,391	2,705	55,686
Certifications & licenses	3 years	2.0 years	2,472,359	1,783,847	688,512
Total as of June 30, 2016			$7,850,461	$6,723,574	$1,126,887

Amortization expense recognized during the three months ended September 30, 2016 and 2015 was $126,483 and $254,346, respectively.

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

As of September 30, 2016, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of September 30, 2016, we have no material unrecognized tax benefits. We recorded an income tax provision of $135,122 and $5,065 for the three months ended September 30, 2016 and 2015, respectively, and an increase in income tax payable of $151,118 for the three months ended September 30, 2016.

Earnings per Share Attributable to Common Stockholders

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2016, sales to our two largest customers accounted for 63%, and 35% of our consolidated net sales and 62%, and 36% of our accounts receivable balance, as of September 30, 2016. In the same period in 2015, sales to our two largest customers accounted for 84% and 13% of our consolidated net sales and 85% and 5% of our accounts receivable balance as of September 30, 2015. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2016 and 2015 and no other customers accounted for more than ten percent of total accounts receivable for the three months ended September 30, 2016 and 2015.

For the three months ended September 30, 2016, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the three months ended September 30, 2016, we purchased wireless data products from this manufacturer in the amount of $10,038,063, or 99% of total purchases, and had related accounts payable of $10,047,423 as of September 30, 2016. For the three months ended September 30, 2015, we purchased wireless data products from one manufacturing company in the amount of $9,615,790, or 100% of total purchases, and had related accounts payable of $8,039,726 as of September 30, 2015.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution.  However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 will be effective for us beginning in our first quarter of fiscal 2017, and is applied prospectively. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosure.

In November 2015, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (ASU 2015-17), which amends existing standards for deferred taxes to present all deferred tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for us beginning in our first quarter of fiscal 2017.

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. ASU 2016-02 will be effective for us beginning in our first quarter of fiscal 2020, early adoption is permitted. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09), which provides guidance improvements to employee share-based payment accounting. The standard amends several aspects of current employee share-based payment accounting including income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for us beginning in our first quarter of fiscal 2018, early adoption is permitted. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606)(ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606)(ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. We are currently evaluating the impact of adopting these new standards on our consolidated financial statements. All of these new standards will be effective for us concurrently with ASU 2014-09, beginning in our first quarter of fiscal 2019, early adoption is not permitted.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2016	June 30, 2016
Machinery and facility	$303,520	$303,520
Office equipment	366,360	365,430
Molds	938,680	938,680
	1,608,560	1,607,630
Less accumulated depreciation	(1,330,721)	(1,289,866)
Total	$277,839	$317,764

Depreciation expense associated with property and equipment was $40,855 and $51,633 for the three months ended September 30, 2016 and 2015, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2016	June 30, 2016
Accrued salaries, severance	$–	$129,119
Accrued salaries, bonus	34,417	–
Accrued salaries, payroll deductions owed to government entities	8,981	10,133
Accrued vacation	48,878	45,031
Taxes	1,278	380
Other accrued liabilities	80,516	62,639
Total	$174,070	$247,302

NOTE 6 – EARNINGS PER SHARE

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

	Three Months Ended September 30,
	2016	2015
Net income attributable to Parent Company	$262,541	$17,947

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,471,818	10,533,869
Dilutive effect of common stock equivalents arising from stock options	258,449	148,542
Diluted shares outstanding	10,730,267	10,682,411
Basic earnings per share	$0.03	$0.00
Diluted earnings per share	$0.02	$0.00

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $69,344 and $60,316 for the three months ended September 30, 2016 and 2015, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2016 and 2015.

We lease one corporate housing facility for our employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2017. Rent expense related to this lease was $2,560 and $2,436 for the three months ended September 30, 2016 and 2015.

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

TC Technology LLC

In June 2016 we were notified that on March 10, 2016, TC Technology LLC filed a complaint in the United States District Court for the District of Delaware against one of our customers. The complaint alleges that certain voice, data and text services provided by the customer infringe on U.S. Patent No. 5,815,488. The complaint does not identify any products provided by the Company. As of September 30, 2016, this legal proceeding is pending, but we do not believe that this action will have a material effect on the Company.

Change of Control Agreements

On September 21, 2009 we entered into Change of Control Agreements with OC Kim, our President, Yun J. (David) Lee, our Chief Operating Officer, and Yong Bae Won, our Vice President, Engineering. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than 50% of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

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

NOTE 8 – LONG-TERM INCENTIVE PLAN AWARDS

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three months ended September 30, 2016 was ($12,500). The expense credit for the three months ended September 30, 2016 resulted from the reversal of expenses booked in prior periods for stock options for a small number of employees that were cancelled. This amount increased income from operations and income before provision for income taxes by the same amount by decreasing compensation expense recognized in selling, general and administrative expense.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2016	812,003	$1.25	3.35	$869,740
Granted	–
Exercised	(35,000)	(1.35)	(4.42)	(81,200)
Cancelled	–
Forfeited or Expired	–
Outstanding as of September 30, 2016	777,003	$1.24	3.04	$835,640

Exercisable as of September 30, 2016	777,003	$1.24	3.04	$835,640

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.32 as of September 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2016, in the amount of 777,003 shares, was $1.13 per share.

As of September 30, 2016, there was no unrecognized compensation cost related to non-vested stock options granted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2016, filed on September 28, 2016.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2016, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2016.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2016 and 2015, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2016		2015

Net sales	100.0%		100.0%
Cost of goods sold	82.2%		83.6%
Gross profit	17.8%		16.4%
Operating expenses	14.9%		15.7%
Income from operations	2.9%		0.7%
Other loss, net	(0.3%	)	(0.3%	)
Net income before income taxes	2.6%		0.4%
Income tax provision	1.1%		0.0%
Net income	1.5%		0.4%
Non-controlling interest in net loss (income) of subsidiary	0.6%		(0.2%	)
Net income attributable to Parent Company stockholders	2.1%		0.2%

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

NET SALES - Net sales increased by $756,008, or 6.3%, to $12,704,474 for the three months ended September 30, 2016 from $11,948,466 for the corresponding period of 2015. For the three months ended September 30, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $12,522,650 (98.6% of net sales), $0, $128,103 (1.0% of net sales) and $53,721 (0.4% of net sales), respectively. For the three months ended September 30, 2015, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $10,110,335 (84.6% of net sales), $93,000 (0.8% of net sales), $1,742,203 (14.6% of net sales) and $2,928 (0.0% of net sales), respectively.

Net sales in the United States increased by $2,412,315, or 23.9%, to $12,522,650 for the three months ended September 30, 2016 from $10,110,335 for the corresponding period of 2015. The increase in net sales was primarily due to the launch of a new product with a carrier customer. Net sales in the South American and Caribbean regions decreased by $93,000, or 100%, to $0 for the three months ended September 30, 2016 from $93,000 for the corresponding period of 2015. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $1,614,100, or 92.6%, to $128,103 for the three months ended September 30, 2016 from $1,742,203 for the corresponding period of 2015. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $50,793 to $53,721 for the three months ended September 30, 2016 from $2,928 for the corresponding period of 2015. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $298,404, or 15.2%, to $2,261,411 for the three months ended September 30, 2016 from $1,963,007 for the corresponding period of 2015.  The gross profit in terms of net sales percentage was 17.8% for the three months ended September 30, 2016 compared to 16.4% for the corresponding period of 2015. The increase in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $16,494, or 0.9%, to $1,893,939 for the three months ended September 30, 2016 from $1,877,445 for the corresponding period of 2015.  The increase was primarily due to higher shipping and handling costs resulting from the volume increase in product shipments and higher research and development expenses, which were partially offset by lower expenses associated with third party contractors, depreciation, amortization, legal and travel.

OTHER LOSS, NET - Other loss, net decreased by $3,755, or 8.7%, to $39,258 for the three months ended September 30, 2016 from $43,013 for the corresponding period of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending September 30, 2017.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of September 30, 2016 consisted of cash and cash equivalents of $10,936,994.  We believe we have sufficient available capital to cover our existing operations and obligations through at least September 30, 2017. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the three months ended September 30, 2016 and 2015 was $2,200,389 and $142,595, respectively.

The $2,200,389 in net cash used in operating activities for the three months ended September 30, 2016 was primarily due to the decrease in accounts payable of $2,699,632, which was partially offset by our operating results (net income adjusted for depreciation, amortization and other non-cash charges). The $142,595 in net cash used in operating activities for the three months ended September 30, 2015 was primarily due to the increase in accounts receivable of $2,630,355, which was partially offset by the increases in accounts payable and advance payments from customers of $1,384,104 and $553,113, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges).

INVESTING ACTIVITIES – Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 were $127,591 and $151,577, respectively.

The $127,591 in net cash used in investing activities for the three months ended September 30, 2016 was primarily due to the payments for capitalized product development of $82,500 as well as the purchase of intangible assets of $44,161. The $151,577 in net cash used in investing activities for the three months ended September 30, 2015 was primarily due to the payments for capitalized product development of $138,912.

FINANCING ACTIVITIES – Net cash provided by financing activities for the three months ended September 30, 2016 and 2015 were $47,100 and $0, respectively. The $47,100 in net cash provided by financing activities for the three months ended September 30, 2016 was due to the cash received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $69,344 and $60,316 for the three months ended September 30, 2016 and 2015, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2016 and 2015.

We lease one corporate housing facility for our employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2017. Rent expense related to this lease was $2,560 and $2,436 for the three months ended September 30, 2016 and 2015.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the three months ended September 30, 2016, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 28, 2016 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

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
Dated: November 14, 2016

