Form 10-Q
period 2016-12-31
FRANKLIN WIRELESS CORP
filed 2017-02-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The Registrant has 10,520,203 shares of common stock outstanding as of February 14, 2017.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	June 30,
	(unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$11,685,966	$13,156,754
Accounts receivable	13,707,055	12,341,419
Other receivables, net	54,335	41,870
Inventories, net	2,179,870	2,285,254
Prepaid expenses and other current assets	18,808	11,838
Prepaid income taxes	30,866	30,866
Deferred tax assets, current	304,674	292,622
Advance payments to vendors	166,068	8,382
Total current assets	28,147,642	28,169,005
Property and equipment, net	254,665	317,764
Intangible assets, net	1,066,257	1,126,887
Deferred tax assets, non-current	1,726,114	1,726,114
Goodwill	273,285	273,285
Other assets	130,650	136,074
TOTAL ASSETS	$31,598,613	$31,749,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,831,282	$13,276,125
Advance payments from customers	30,416	1,901
Accrued liabilities	333,111	247,302
Income tax payable	396,185	–
Total current liabilities	12,590,994	13,525,328
Total liabilities	12,590,994	13,525,328

Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2016 and June 30, 2016	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,517,203 and 10,442,203 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	13,919	13,844
Additional paid-in capital	7,371,305	7,295,580
Retained earnings	15,759,941	14,972,062
Treasury stock, 3,472,286 shares as of December 31, 2016 and June 30, 2016	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(676,739)	(648,127)
Total Parent Company stockholders’ equity	17,954,947	17,119,880
Non-controlling interests	1,052,672	1,103,921
Total stockholders’ equity	19,007,619	18,223,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,598,613	$31,749,129

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$14,352,962	$20,163,481	$27,057,436	$32,111,947
Cost of goods sold	11,455,427	17,000,575	21,898,490	26,986,034
Gross profit	2,897,535	3,162,906	5,158,946	5,125,913

Operating expenses:
Selling, general and administrative	1,375,655	1,256,806	2,467,212	2,411,682
Research and development	895,077	793,609	1,697,459	1,516,178
Total operating expenses	2,270,732	2,050,415	4,164,671	3,927,860
Income from operations	626,803	1,112,491	994,275	1,198,053

Other income (loss), net:
Interest income	2,229	3,431	4,550	5,708
Other income (loss), net	174,564	25,062	132,985	(20,228)
Total other income (loss), net	176,793	28,493	137,535	(14,520)
Income before provision for income taxes	803,596	1,140,984	1,131,810	1,183,533
Income tax provision	260,058	144,924	395,180	149,989
Net income	543,538	996,060	736,630	1,033,544
Non-controlling interests in net (income) loss of subsidiary at 48.2%	(18,200)	(378,841)	51,249	(398,378)
Net income attributable to Parent Company	$525,338	$617,219	$787,879	$635,166

Basic earnings per share attributable to Parent Company stockholders	$0.05	$0.06	$0.08	$0.06
Diluted earnings per share attributable to Parent Company stockholders	$0.05	$0.06	$0.07	$0.06

Weighted average common shares outstanding – basic	10,495,994	10,511,012	10,483,870	10,522,503
Weighted average common shares outstanding – diluted	10,754,573	10,678,039	10,742,449	10,689,530

Comprehensive income
Net income	$543,538	$996,060	$736,630	$1,033,544
Translation adjustments	(89,732)	1,314	(28,612)	(30,548)
Comprehensive income	453,806	997,374	708,018	1,002,996
Comprehensive (income) loss attributable to non-controlling interest	(18,200)	(378,841)	51,249	(398,378)
Comprehensive income attributable to controlling interest	$435,606	$618,533	$759,267	$604,618

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$736,630	$1,033,544
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	76,216	99,347
Amortization of intangible assets	241,338	484,047
Deferred tax (benefit)	(12,052)	91,759
Share-based compensation	(25,000)	(25,000)
Increase (decrease) in cash due to change in:
Accounts receivable	(1,378,101)	(9,503,740)
Inventories	105,384	(2,290,408)
Prepaid expenses and other current assets	(6,970)	46,738
Prepaid income taxes	–	1,055,788
Advance payments to vendors	(157,686)	(56,484)
Other assets	5,424	(4,053)
Accounts payable	(1,444,843)	13,285,927
Advance payments from customers	28,515	(606,315)
Accrued liabilities	85,809	219,341
Income tax payable	396,185	91,744
Net cash (used in) provided by operating activities	(1,349,151)	3,922,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,117)	(41,724)
Payments for capitalized development costs	(124,047)	(603,577)
Purchases of intangible assets	(56,661)	(177,382)
Net cash used in investing activities	(193,825)	(822,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	–	(234,000)
Issuance of stock related to stock options exercised	100,800	–
Net cash provided by (used in) financing activities	100,800	(234,000)

Effect of foreign currency translation	(28,612)	(30,548)
Net (decrease) increase in cash and cash equivalents	(1,470,788)	2,835,004
Cash and cash equivalents, beginning of period	13,156,754	11,822,620
Cash and cash equivalents, end of period	$11,685,966	$14,657,624
Supplemental disclosure of cash flow information:
Cash received (paid) during the periods for:
Interest	$4,550	$–
Income taxes	$(10,800)	$1,090,181

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of December 31, 2016 and June 30, 2016. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of December 31, 2016, the non-controlling interest was $1,052,672, which represents a $51,249 decrease from $1,103,921 as of June 30, 2016. The decrease was due to the net loss of subsidiary of $106,241 for the six months ended December 31, 2016, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales:
United States	$14,013,785	$15,360,582	$26,536,435	$25,470,917
Caribbean and South America	157,500	7,000	157,500	100,000
Europe, the Middle East and Africa (“EMEA”)	160,911	4,743,238	289,014	6,485,441
Asia	20,766	52,661	74,487	55,589
Totals	$14,352,962	$20,163,481	$27,057,436	$32,111,947

	December 31, 2016	June 30, 2016
Long-lived assets, net (property and equipment and intangible assets):
United States	$1,096,803	$1,113,746
Asia	224,119	330,905
Totals	$1,320,922	$1,444,651

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of December 31, 2016 and June 30, 2016.

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

As of December 31, 2016 and June 30, 2016, capitalized product development costs in progress were $249,047 and $157,492, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three and six months ended December 31, 2016, we incurred $41,547 and $124,047, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $895,077 and $793,609 for the three months ended December 31, 2016 and 2015, respectively, and $1,697,459 and $1,516,178 for the six months ended December 31, 2016 and 2015, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $561,801 and $456,868 for the three months ended December 31, 2016 and 2015, respectively, and $879,612 and $671,428 for the six months ended December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of December 31, 2016 and June 30, 2016, we have recorded an inventory reserve in the amount of $88,907 for inventories that we have identified as obsolete or slow-moving.

Property and Equipment

Property and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Machinery	6 years
Office equipment	5 years
Molds	3 years
Vehicles	5 years
Computers and software	5 years
Furniture and fixtures	7 years
Facilities improvements	5 years or life of the lease, whichever is shorter

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended December 31, 2016 and June 30, 2016.

The definite lived intangible assets consisted of the following as of December 31, 2016:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$3,734,617	$3,734,617	$–
Complete technology	3 years	0.3 years	65,000	59,583	5,417
Complete technology	3 years	1.0 years	2,402	1,601	801
Complete technology	3 years	1.3 years	6,405	3,736	2,669
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	0.8 years	1,121,000	1,015,906	105,094
Technology in progress	Not Applicable	–	249,047	–	249,047
Software	5 years	–	214,398	214,398	–
Patents	10 years	9.4 years	58,391	3,699	54,692
Certifications and licenses	3 years	1.5 years	2,561,513	1,931,372	630,140
Total as of December 31, 2016			$8,031,169	$6,964,912	$1,066,257

The definite lived intangible assets consisted of the following as of June 30, 2016:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	-	$3,734,617	$3,734,617	$–
Complete technology	3 years	0.8 years	65,000	48,750	16,250
Complete technology	3 years	1.5 years	2,402	1,201	1,201
Complete technology	3 years	1.8 years	6,405	2,669	3,736
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	1.2 years	1,121,000	945,844	175,156
Technology in progress	Not Applicable	-	157,492	–	157,492
Software	5 years	1.3 years	214,398	203,941	10,457
Patents	10 years	7.0 years	58,391	2,705	55,686
Certifications & licenses	3 years	2.0 years	2,472,359	1,783,847	688,512
Total as of June 30, 2016			$7,850,461	$6,723,574	$1,126,887

Amortization expense recognized during the three months ended December 31, 2016 and 2015 was $114,855 and $229,701, respectively, and during the six months ended December 31, 2016 and 2015 was $241,338 and $484,047, respectively.

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

As of December 31, 2016, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2016, we have no material unrecognized tax benefits. We recorded an income tax provision of $260,058 and $395,180 for the three and six months ended December 31, 2016, respectively, and an increase in income tax payable of $245,067 and $396,185 for the three and six months ended December 31, 2016, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2016, sales to our two largest customers accounted for 63% and 35% of our consolidated net sales and 62% and 36% of our accounts receivable balance, as of December 31, 2016. In the same period in 2015, sales to our two largest customers accounted for 78% and 19% of our consolidated net sales and 95% and 1% of our accounts receivable balance as of December 31, 2015. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2016 and 2015 and no other customers accounted for more than ten percent of total accounts receivable for the six months ended December 31, 2016 and 2015.

For the six months ended December 31, 2016, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the six months ended December 31, 2016, we purchased wireless data products from this manufacturer in the amount of $21,202,246, or 99% of total purchases, and had related accounts payable of $11,172,150 as of December 31, 2016. For the six months ended December 31, 2015, we purchased wireless data products from one manufacturing company in the amount of $28,887,185, or 99% of total purchases, and had related accounts payable of $19,469,976 as of December 31, 2015.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution.  However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 will be effective for us on July 1, 2017, and is applied prospectively. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosure.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (ASU 2015-17), which amends existing standards for deferred taxes to present all deferred tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for us beginning in our first quarter of fiscal 2018. Management does not expect the adoption of this update to materially impact the Company’s consolidated financial statements given the limited current deferred tax items reported by the Company.

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. ASU 2016-02 will be effective for us beginning in our first quarter of fiscal 2020, and early adoption is permitted. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Reporting Revenue Gross versus Net (Topic 606) (ASU 2016-08), which provides guidance improvements to reporting revenue on a gross vs. net basis.  This update was intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09), which provides guidance improvements to employee share-based payment accounting. The standard amends several aspects of current employee share-based payment accounting including income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for us beginning in our first quarter of fiscal 2018, and early adoption is permitted. Management does not expect the adoption of this update to materially impact the Company’s consolidated financial statements given the Company’s limited use of stock options.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) (ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. We are currently evaluating the impact of adopting these new standards on our consolidated financial statements. All of these new standards will be effective for us concurrently with ASU 2014-09, beginning in our first quarter of fiscal 2019, as early adoption is not permitted.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2016	June 30, 2016
Machinery and facility	$302,897	$303,520
Office equipment	379,170	365,430
Molds	938,680	938,680
	1,620,747	1,607,630
Less accumulated depreciation	(1,366,082)	(1,289,866)
Total	$254,665	$317,764

Depreciation expense associated with property and equipment was $35,361 and $47,714 for the three months ended December 31, 2016 and 2015, respectively, and $76,216 and $99,347 for the six months ended December 31, 2016 and 2015, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2016	June 30, 2016
Accrued salaries, severance	$–	$129,119
Accrued salaries, bonus	36,100	–
Accrued salaries, payroll deductions owed to government entities	42,633	10,133
Accrued vacation	37,960	45,031
Taxes	1,025	380
Other accrued liabilities	215,393	62,639
Total	$333,111	$247,302

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

	Three Months ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income attributable to Parent Company	$525,338	$617,219	$787,879	$635,166

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,495,994	10,511,012	10,483,870	10,522,503
Dilutive effect of common stock equivalents arising from stock options	258,579	167,027	258,579	167,027
Diluted shares outstanding	10,754,573	10,678,039	10,742,449	10,689,530
Basic earnings per share	$0.05	$0.06	$0.08	$0.06
Diluted earnings per share	$0.05	$0.06	$0.07	$0.06

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $69,345 and $70,764 for the three months ended December 31, 2016 and 2015, respectively, and $138,689 and $131,080 for the six months ended December 31, 2016 and 2015, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2016 and 2015, and approximately $64,200 for the six months ended December 31, 2016 and 2015.

We lease one corporate housing facility for our employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2017. Rent expense related to this lease was $2,429 and $2,460 for the three months ended December 31, 2016 and 2015, respectively, and $4,989 and $4,896 for the six months ended December 31, 2016 and 2015, respectively.

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

TC Technology LLC

In June 2016 we were notified that on March 10, 2016, TC Technology LLC filed a complaint in the United States District Court for the District of Delaware against one of our customers. The complaint alleges that certain voice, data and text services provided by the customer infringe on U.S. Patent No. 5,815,488. The complaint does not identify any products provided by the Company. As of December 31, 2016, this legal proceeding is pending, but we do not believe that this action will have a material effect on the Company.

University of Minnesota

In January 2017 we were notified that on January 30, 2015, the University of Minnesota filed a complaint in the United States District Court for the District of Minnesota against one of our customers. The complaint alleges that LTE enabled products provided by the customer infringe on U.S. Patent Nos. 7,251,768; RE45,230; 8,588,317; 8,718,185 and 8,774,309. The complaint does not identify any products provided by the Company. As of December 31, 2016, this legal proceeding is pending, but we do not believe that this action will have a material effect on the Company.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and six months ended December 31, 2016 was ($12,500) and ($25,000), respectively. The expense credits for the three and six months ended December 31, 2016 resulted from the reversal of expenses booked in prior periods for stock options for a small number of employees that were cancelled. This amount increased income from operations and income before provision for income taxes by the same amount by decreasing compensation expense recognized in selling, general and administrative expense.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2016	812,003	$1.25	3.35	$869,740
Granted	–	–	–	–
Exercised	(75,000)	(1.34)	(3.10)	(213,750)
Cancelled	–	–	–	–
Forfeited or Expired	(15,000)	(0.57)	(0.16)	(42,750)
Outstanding as of December 31, 2016	722,003	$1.25	2.73	$1,152,951

Exercisable as of December 31, 2016	722,003	$1.25	2.73	$1,152,951

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.85 as of December 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2016, in the amount of 722,003 shares, was $1.11 per share.

As of December 31, 2016, there was no unrecognized compensation cost related to non-vested stock options granted.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2016, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended December 31, 2016.

RESULTS OF OPERATIONS

The following table sets forth, for the three months and six months ended December 31, 2016 and 2015, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2016		2015		2016	2015

Net sales	100.0%		100.0%		100.0%	100.0%
Cost of goods sold	79.8%		84.3%		80.9%	84.0%
Gross profit	20.2%		15.7%		19.1%	16.0%
Operating expenses	15.8%		10.2%		15.4%	12.2%
Income from operations	4.4%		5.5%		3.7%	3.8%
Other income (loss), net	1.2%		0.2%		0.5%	(0.1%	)
Net income before income taxes	5.6%		5.7%		4.2%	3.7%
Income tax provision	1.8%		0.7%		1.5%	0.5%
Net income	3.8%		5.0%		2.7%	3.2%
Non-controlling interest in net (income) loss of subsidiary	(0.1%	)	(1.9%	)	0.2%	(1.2%	)
Net income attributable to Parent Company	3.7%		3.1%		2.9%	2.0%

THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2015

NET SALES - Net sales decreased by $5,810,519, or 28.8%, to $14,352,962 for the three months ended December 31, 2016 from $20,163,481 for the corresponding period of 2015. For the three months ended December 31, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $14,013,785 (97.6% of net sales), $157,500 (1.1% of net sales), $160,911 (1.1% of net sales) and $20,766 (0.2% of net sales), respectively. For the three months ended December 31, 2015, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $15,360,582 (76.2% of net sales), $7,000 (0.0% of net sales), $4,743,238 (23.5% of net sales) and $52,661 (0.3% of net sales), respectively.

Net sales in the United States decreased by $1,346,797, or 8.8%, to $14,013,785 for the three months ended December 31, 2016 from $15,360,582 for the corresponding period of 2015. The decrease in net sales was primarily due to timing of orders placed by a carrier customer, which was partially offset by the launch of a new product with a different carrier customer. Net sales in the South American and Caribbean regions increased by $150,500 to $157,500 for the three months ended December 31, 2016 from $7,000 for the corresponding period of 2015. The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $4,582,327, or 96.6%, to $160,911 for the three months ended December 31, 2016 from $4,743,238 for the corresponding period of 2015. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $31,895, or 60.6%, to $20,766 for the three months ended December 31, 2016 from $52,661 for the corresponding period of 2015. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $265,371, or 8.4%, to $2,897,535 for the three months ended December 31, 2016 from $3,162,906 for the corresponding period of 2015. The gross profit in terms of net sales percentage was 20.2% for the three months ended December 31, 2016 compared to 15.7% for the corresponding period of 2015. The decrease in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $220,317, or 10.7%, to $2,270,732 for the three months ended December 31, 2016 from $2,050,415 for the corresponding period of 2015. The increase in operating expenses was primarily due to higher shipping and handling costs resulting from an increase in shipping rates, as well as higher research and development expenses due to headcount growth.

OTHER INCOME, NET - Other income, net increased by $148,300 to $176,793 for the three months ended December 31, 2016 from $28,493 for the corresponding period of 2015. The increase in other income, net was primarily due to product development funding received by FTI from a governmental entity as well as favorable changes in currency exchange rates.

SIX MONTHS ENDED DECEMBER 31, 2016 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2015

NET SALES - Net sales decreased by $5,054,511, or 15.7%, to $27,057,436 for the six months ended December 31, 2016 from $32,111,947 for the corresponding period of 2015. For the six months ended December 31, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $26,536,435 (98.1% of net sales), $157,500 (0.6% of net sales), $289,014 (1.0% of net sales) and $74,487 (0.3% of net sales), respectively. For the six months ended December 31, 2015, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $25,470,917 (79.3% of net sales), $100,000 (0.3% of net sales), $6,485,441 (20.2% of net sales) and $55,589 (0.2% of net sales), respectively.

Net sales in the United States increased by $1,065,518, or 4.2%, to $26,536,435 for the six months ended December 31, 2016 from $25,470,917 for the corresponding period of 2015. The increase in net sales was primarily due to the launch of a new product with a carrier customer, which was partially offset by timing of orders placed by a different carrier customer. Net sales in the South American and Caribbean regions increased by $57,500, or 57.5%, to $157,500 for the six months ended December 31, 2016 from $100,000 for the corresponding period of 2015. The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $6,196,427, or 95.5%, to $289,014 for the six months ended December 31, 2016 from $6,485,441 for the corresponding period of 2015. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $18,898, or 34.0%, to $74,487 for the six months ended December 31, 2016 from $55,589 for the corresponding period of 2015. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $33,033, or 0.6%, to $5,158,946 for the six months ended December 31, 2016 from $5,125,913 for the corresponding period of 2015. The gross profit in terms of net sales percentage was 19.1% for the six months ended December 31, 2016 compared to 16.0% for the corresponding period of 2015. The increase in gross profit was primarily due to the increase in gross profit in terms of net sales percentage which is affected by variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $236,811, or 6.0%, to $4,164,671 for the six months ended December 31, 2016 from $3,927,860 for the corresponding period of 2015. The increase in operating expenses was primarily due to higher shipping and handling costs resulting from an increase in shipping rates, as well as higher research and development expenses due to headcount growth. These increases were partially offset by lower expenses associated with third party contractors, depreciation, amortization, legal and travel.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $152,055 to $137,535 for the six months ended December 31, 2016 from ($14,520) for the corresponding period of 2015. The increase in other income (loss), net was primarily due to product development funding received by FTI from a governmental entity as well as favorable changes in currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending December 31, 2017. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of December 31, 2016 consisted of cash and cash equivalents of $11,685,966.  We believe we have sufficient available capital to cover our existing operations and obligations through at least December 31, 2017.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the six months ended December 31, 2016 was $1,349,151 and net cash provided by operating activities for the six months ended December 31, 2015 was $3,922,235.

The $1,349,151 in net cash used in operating activities for the six months ended December 31, 2016 was primarily due to the decrease in accounts payable of $1,444,843 and the increase in accounts receivable of $1,378,101, which were partially offset by our operating results (net income adjusted for depreciation, amortization and other non-cash charges). The $3,922,235 in net cash provided by operating activities for the six months ended December 31, 2015 was primarily due to the increase in accounts payable and the decrease in prepaid income taxes of $13,285,927 and $1,055,788, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the increases in accounts receivable and inventories of $9,503,740 and $2,290,408, respectively.

INVESTING ACTIVITIES – Net cash used in investing activities for the six months ended December 31, 2016 and 2015 were $193,825 and $822,683, respectively.

The $193,825 in net cash used in investing activities for the six months ended December 31, 2016 was primarily due to the payments for capitalized product development and purchases of intangible assets of $124,047 and $56,661, respectively. The $822,683 in net cash used in investing activities for the six months ended December 31, 2015 was primarily due to the payments for capitalized product development and purchases of intangible assets of $603,577 and $177,382, respectively.

FINANCING ACTIVITIES – Net cash provided by financing activities for the six months ended December 31, 2016 was $100,800 and the net cash used in financing activities for the six months ended December 31, 2015 was $234,000. The $100,800 in net cash provided by financing activities for the six months ended December 31, 2016 was due to the cash received from the exercise of stock options. The $234,000 in net cash used in financing activities for the six months ended December 31, 2015 was due to the repurchase of 130,000 shares of our common stock from a shareholder.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $69,345 and $70,764 for the three months ended December 31, 2016 and 2015, respectively, and $138,689 and $131,080 for the six months ended December 31, 2016 and 2015, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2016 and 2015, and approximately $64,200 for the six months ended December 31, 2016 and 2015.

We lease one corporate housing facility for our employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2017. Rent expense related to this lease was $2,429 and $2,460 for the three months ended December 31, 2016 and 2015, respectively, and $4,989 and $4,896 for the six months ended December 31, 2016 and 2015, respectively.

Recently Issued Accounting Pronouncements

Refer to NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” the Company is not required to respond to this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the six months ended December 31, 2016, contained within this Quarterly Report on Form 10-Q.

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
Dated: February 14, 2017

