Form 10-Q
period 2017-03-31
FRANKLIN WIRELESS CORP
filed 2017-05-15
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The Registrant has 10,520,203 shares of common stock outstanding as of May 15, 2017.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	June 30,
	(unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,477,332	$13,156,754
Accounts receivable	9,507,880	12,341,419
Other receivables, net	89,082	41,870
Inventories, net	1,250,712	2,285,254
Prepaid expenses and other current assets	15,497	11,838
Prepaid income taxes	30,866	30,866
Deferred tax assets, current	308,417	292,622
Advance payments to vendors	178,241	8,382
Total current assets	23,858,027	28,169,005
Property and equipment, net	249,126	317,764
Intangible assets, net	1,010,757	1,126,887
Deferred tax assets, non-current	1,726,114	1,726,114
Goodwill	273,285	273,285
Other assets	139,129	136,074
TOTAL ASSETS	$27,256,438	$31,749,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,200,217	$13,276,125
Advance payments from customers	304,330	1,901
Accrued liabilities	300,779	247,302
Income tax payable	355,380	–
Total current liabilities	8,160,706	13,525,328
Total liabilities	8,160,706	13,525,328
Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2017 and June 30, 2016	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,520,203 and 10,442,203 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	13,922	13,844
Additional paid-in capital	7,375,322	7,295,580
Retained earnings	15,833,419	14,972,062
Treasury stock, 3,472,286 shares as of March 31, 2017 and June 30, 2016	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(605,668)	(648,127)
Total Parent Company stockholders’ equity	18,103,516	17,119,880
Non-controlling interests	992,216	1,103,921
Total stockholders’ equity	19,095,732	18,223,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,256,438	$31,749,129

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$9,748,910	$14,146,310	$36,806,346	$46,258,257
Cost of goods sold	7,798,910	11,674,481	29,697,400	38,660,515
Gross profit	1,950,000	2,471,829	7,108,946	7,597,742

Operating expenses:
Selling, general and administrative	1,142,211	1,332,285	3,609,423	3,743,967
Research and development	892,430	693,540	2,589,889	2,209,718
Total operating expenses	2,034,641	2,025,825	6,199,312	5,953,685
Income (loss) from operations	(84,641)	446,004	909,634	1,644,057

Other income, net:
Interest income	2,202	2,407	6,752	8,115
Other income, net	40,731	120,218	173,716	99,990
Total other income, net	42,933	122,625	180,468	108,105
Income (loss) before provision for income taxes	(41,708)	568,629	1,090,102	1,752,162
Income tax provision (benefit)	(54,730)	254,806	340,450	404,795
Net income	13,022	313,823	749,652	1,347,367
Non-controlling interests in net loss (income) of subsidiary at 48.2%	60,456	77,547	111,705	(320,831)
Net income attributable to Parent Company	$73,478	$391,370	$861,357	$1,026,536

Basic earnings per share attributable to Parent Company stockholders	$0.01	$0.04	$0.08	$0.10
Diluted earnings per share attributable to Parent Company stockholders	$0.01	$0.04	$0.08	$0.10

Weighted average common shares outstanding – basic	10,519,394	10,414,536	10,495,573	10,486,606
Weighted average common shares outstanding – diluted	10,785,279	10,630,453	10,761,458	10,702,523

Comprehensive income
Net income	$13,022	$313,823	$749,652	$1,347,367
Translation adjustments	71,071	(21,057)	42,459	(51,605)
Comprehensive income	84,093	292,766	792,111	1,295,762
Comprehensive (income) loss attributable to non-controlling interest	60,456	77,547	111,705	(320,831)
Comprehensive income attributable to controlling interest	$144,549	$370,313	$903,816	$974,931

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$749,652	$1,347,367
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	113,837	138,683
Amortization of intangible assets	353,369	658,535
Deferred tax (benefit)	(15,795)	73,897
Share-based compensation	(25,000)	(37,500)
Increase (decrease) in cash due to change in:
Accounts receivable	2,786,327	(8,084,784)
Inventories	1,034,542	(380,695)
Prepaid expenses and other current assets	(3,659)	48,708
Prepaid income taxes	–	1,055,788
Advance payments to vendors	(169,859)	36,470
Other assets	(3,055)	(5,785)
Accounts payable	(6,075,908)	5,084,515
Advance payments from customers	302,429	(585,463)
Accrued liabilities	53,477	7,802
Income tax payable	355,380	341,912
Net cash used in operating activities	(544,263)	(300,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,199)	(82,370)
Payments for capitalized development costs	(180,578)	(663,800)
Purchases of intangible assets	(56,661)	(177,647)
Net cash used in investing activities	(282,438)	(923,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	–	(234,000)
Issuance of stock related to stock options exercised	104,820	17,900
Principal repayment of short-term borrowings	–	(148,295)
Net cash provided by (used in) financing activities	104,820	(364,395)

Effect of foreign currency translation	42,459	(51,605)
Net decrease in cash and cash equivalents	(679,422)	(1,640,367)
Cash and cash equivalents, beginning of period	13,156,754	11,822,620
Cash and cash equivalents, end of period	$12,477,332	$10,182,253
Supplemental disclosure of cash flow information:
Cash received (paid) during the periods for:
Interest	$–	$8,114
Income taxes	$(10,800)	$1,067,681

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of March 31, 2017 and June 30, 2016. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2017, the non-controlling interest was $992,216, which represents a $111,705 decrease from $1,103,921 as of June 30, 2016. The decrease was due to the net loss of subsidiary of $231,562 for the nine months ended March 31, 2017, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2017	2016	2017	2016
United States	$9,407,328	$14,145,611	$35,943,763	$39,616,528
Caribbean and South America	94,500	699	252,000	100,699
Europe, the Middle East and Africa (“EMEA”)	219,064	–	508,078	6,485,441
Asia	28,018	–	102,505	55,589
Totals	$9,748,910	$14,146,310	$36,806,346	$46,258,257

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2017	June 30, 2016
United States	$1,092,174	$1,113,746
Asia	167,709	330,905
Totals	$1,259,883	$1,444,651

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of March 31, 2017 and June 30, 2016.

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

As of March 31, 2017 and June 30, 2016, capitalized product development costs in progress were $232,154 and $157,492, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three and nine months ended March 31, 2017, we incurred $56,532 and $180,578, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $892,430 and $693,540 for the three months ended March 31, 2017 and 2016, respectively, and $2,589,889 and $2,209,718 for the nine months ended March 31, 2017 and 2016, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $220,998 and $435,500 for the three months ended March 31, 2017 and 2016, respectively, and $1,100,610 and $1,106,928 for the nine months ended March 31, 2017 and 2016, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of March 31, 2017 and June 30, 2016, we have recorded an inventory reserve in the amounts of $92,049 and $88,907, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended March 31, 2017 and June 30, 2016.

The definite lived intangible assets consisted of the following as of March 31, 2017:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$3,799,617	$3,799,617	$–
Complete technology	3 years	1.0 years	2,402	1,801	601
Complete technology	3 years	1.3 years	6,405	4,270	2,135
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	0.7 years	1,121,000	1,050,938	70,062
Technology in progress	Not Applicable	–	232,154	–	232,154
Software	3 years	2.9 years	239,398	214,745	24,653
Patents	10 years	9.2 years	58,391	4,197	54,194
Certifications and licenses	3 years	1.5 years	2,609,936	2,001,375	608,561
Total as of March 31, 2017			$8,087,700	$7,076,943	$1,010,757

The definite lived intangible assets consisted of the following as of June 30, 2016:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$3,734,617	$3,734,617	$–
Complete technology	3 years	0.8 years	65,000	48,750	16,250
Complete technology	3 years	1.5 years	2,402	1,201	1,201
Complete technology	3 years	1.8 years	6,405	2,669	3,736
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	1.2 years	1,121,000	945,844	175,156
Technology in progress	Not Applicable	–	157,492	–	157,492
Software	5 years	1.3 years	214,398	203,941	10,457
Patents	10 years	7.0 years	58,391	2,705	55,686
Certifications and licenses	3 years	2.0 years	2,472,359	1,783,847	688,512
Total as of June 30, 2016			$7,850,461	$6,723,574	$1,126,887

Amortization expense recognized during the three months ended March 31, 2017 and 2016 was $112,031 and $174,488, respectively, and during the nine months ended March 31, 2017 and 2016 was $353,369 and $658,535, respectively.

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

As of March 31, 2017, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2017, we have no material unrecognized tax benefits. We recorded an income tax benefit of $54,730 for the three months ended March 31, 2017 and an income tax provision of $340,450 for the nine months ended March 31, 2017. We also recorded a decrease in income tax payable of $40,805 for the three months ended March 31, 2017 and an increase in income tax payable of $355,380 for the nine months ended March 31, 2017.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2017, sales to our two largest customers accounted for 67% and 30% of our consolidated net sales and 78% and 15% of our accounts receivable balance, as of March 31, 2017. In the same period in 2016, sales to our three largest customers accounted for 68%, 14% and 13% of our consolidated net sales and 45%, 46% and 1% of our accounts receivable balance as of March 31, 2016. No other customers accounted for more than ten percent of total net sales for the nine months ended March 31, 2017 and 2016 and no other customers accounted for more than ten percent of total accounts receivable as of March 31, 2017 and 2016.

For the nine months ended March 31, 2017, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the nine months ended March 31, 2017, we purchased wireless data products from this manufacturer in the amount of $27,336,612, or 97% of total purchases, and had related accounts payable of $6,381,423 as of March 31, 2017. For the nine months ended March 31, 2016, we purchased wireless data products from one manufacturing company in the amount of $38,325,448, or 99% of total purchases, and had related accounts payable of $11,837,603 as of March 31, 2016.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (ASU 2015-17), which amends existing standards for deferred taxes to present all deferred tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for us beginning in our first quarter of fiscal 2018. Management does not expect that adoption of this update to materially impact the Company's consolidated financial statements given the limited current deferred tax items reported by the Company.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09), which provides guidance improvements to employee share-based payment accounting. The standard amends several aspects of current employee share-based payment accounting including income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for us beginning in our first quarter of fiscal 2018, and early adoption is permitted. Management does not expect the adoption of this update to materially impact the Company's consolidated financial statements given the Company's limited use of stock options.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2017	June 30, 2016
Machinery and facility	$303,784	$303,520
Office equipment	380,439	365,430
Molds	968,606	938,680
	1,652,829	1,607,630
Less accumulated depreciation	(1,403,703)	(1,289,866)
Total	$249,126	$317,764

Depreciation expense associated with property and equipment was $37,621 and $39,336 for the three months ended March 31, 2017 and 2016, respectively, and $113,837 and $138,683 for the nine months ended March 31, 2017 and 2016, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2017	June 30, 2016
Accrued salaries, severance	$–	$129,119
Accrued salaries, payroll deductions owed to government entities	42,911	10,133
Accrued vacation	46,789	45,031
Taxes	3,308	380
Other accrued liabilities	207,771	62,639
Total	$300,779	$247,302

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

	Three Months ended March 31,		Nine Months ended March 31,
	2017	2016	2017	2016
Net income attributable to Parent Company	$73,478	$391,370	$861,357	$1,026,536

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,519,394	10,414,536	10,495,573	10,486,606
Dilutive effect of common stock equivalents arising from stock options	265,885	215,917	265,885	215,917
Diluted shares outstanding	10,785,279	10,630,453	10,761,458	10,702,523
Basic earnings per share	$0.01	$0.04	$0.08	$0.10
Diluted earnings per share	$0.01	$0.04	$0.08	$0.10

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $69,344 for the three months ended March 31, 2017 and 2016, respectively, and $208,033 and $200,424 for the nine months ended March 31, 2017 and 2016, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended March 31, 2017 and 2016, and approximately $96,300 for the nine months ended March 31, 2017 and 2016.

We lease one corporate housing facility for our employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2017. Rent expense related to this lease was $2,511 and $2,371 for the three months ended March 31, 2017 and 2016, respectively, and $7,499 and $7,267 for the nine months ended March 31, 2017 and 2016, respectively.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the three and nine months ended March 31, 2017 was $0 and ($25,000), respectively. The expense credits for the nine months ended March 31, 2017 resulted from the reversal of expenses booked in prior periods for stock options for a small number of employees that were cancelled. This amount increased income from operations and income before provision for income taxes by the same amount by decreasing compensation expense recognized in selling, general and administrative expense.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2016	812,003	$1.25	3.35	$869,740
Granted	–	–	–	–
Exercised	(78,000)	(1.34)	(3.01)	(177,060)
Cancelled	–	–	–	–
Forfeited or Expired	(15,000)	(0.57)	–	(34,050)
Outstanding as of March 31, 2017	719,003	$1.25	2.48	$731,400

Exercisable as of March 31, 2017	719,003	$1.25	2.48	$731,400

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.27 as of March 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2017, in the amount of 719,003 shares, was $1.11 per share.

As of March 31, 2017, there was no unrecognized compensation cost related to non-vested stock options granted.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2016, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended March 31, 2017.

RESULTS OF OPERATIONS

The following table sets forth, for the three months and nine months ended March 31, 2017 and 2016, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2017		2016	2017	2016

Net sales	100.0%		100.0%	100.0%	100.0%
Cost of goods sold	80.0%		82.5%	80.7%	83.6%
Gross profit	20.0%		17.5%	19.3%	16.4%
Operating expenses	20.9%		14.3%	16.8%	12.8%
Income (loss) from operations	(0.9%	)	3.2%	2.5%	3.6%
Other income, net	0.4%		0.9%	0.5%	0.2%
Net income (loss) before income taxes	(0.5%	)	4.1%	3.0%	3.8%
Income tax provision (benefit)	(0.6%	)	1.8%	1.0%	0.9%
Net income	0.1%		2.3%	2.0%	2.9%
Non-controlling interest in net (income) loss of subsidiary	0.7%		0.5%	0.3%	(0.7%	)
Net income attributable to Parent Company	0.8%		2.8%	2.3%	2.2%

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

NET SALES - Net sales decreased by $4,397,400, or 31.1%, to $9,748,910 for the three months ended March 31, 2017 from $14,146,310 for the corresponding period of 2016. For the three months ended March 31, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $9,407,328 (96.5% of net sales), $94,500 (1.0% of net sales), $219,064 (2.2% of net sales) and $28,018 (0.3% of net sales), respectively. For the three months ended March 31, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $14,145,611 (100% of net sales), $699 (0.0% of net sales), $0 (0.0% of net sales) and $0 (0.0% of net sales), respectively.

Net sales in the United States decreased by $4,738,283, or 33.5%, to $4,738,283 for the three months ended March 31, 2017 from $14,145,611 for the corresponding period of 2016. The decrease in net sales was primarily due to timing of orders placed by a carrier customer. Net sales in the South American and Caribbean regions increased by $93,801 to $94,500 for the three months ended March 31, 2017 from $699 for the corresponding period of 2016.   The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA increased by $219,064 to $219,064 for the three months ended March 31, 2017 from $0 for the corresponding period of 2016. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $28,018, to $28,018 for the three months ended March 31, 2017 from $0 for the corresponding period of 2016. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $521,829, or 21.1%, to $1,950,000 for the three months ended March 31, 2017 from $2,471,829 for the corresponding period of 2016.  The gross profit in terms of net sales percentage was 20.0% for the three months ended March 31, 2017 compared to 17.5% for the corresponding period of 2016. The decrease in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $8,816, or 0.4%, to $2,034,641 for the three months ended March 31, 2017 from $2,025,825 for the corresponding period of 2016.  The increase in operating expenses was primarily due to higher research and development expenses due to headcount growth and higher payroll expenses, which were partially offset by lower shipping and handling costs resulting from the volume decrease in product shipments to the United States.

OTHER INCOME, NET - Other income, net decreased by $79,692, or 65.0%, to $42,933 for the three months ended March 31, 2017 from $122,625 for the corresponding period of 2016. The decrease in other income, net was primarily due to unfavorable changes in currency exchange rates, which was partially offset by product development funding received by FTI from a governmental entity.

NINE MONTHS ENDED MARCH 31, 2017 COMPARED TO NINE MONTHS ENDED MARCH 31, 2016

NET SALES - Net sales decreased by $9,451,911, or 20.4%, to $36,806,346 for the nine months ended March 31, 2017 from $46,258,257 for the corresponding period of 2016. For the nine months ended March 31, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $35,943,763 (97.6% of net sales), $252,000 (0.7% of net sales), $508,078 (1.4% of net sales) and $102,505 (0.3% of net sales), respectively. For the nine months ended March 31, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $39,616,528 (85.7% of net sales), $100,699 (0.2% of net sales), $6,485,441 (14.0% of net sales) and $55,589 (0.1% of net sales), respectively.

Net sales in the United States decreased by $3,672,765, or 9.3%, to $35,943,763 for the nine months ended March 31, 2017 from $39,616,528 for the corresponding period of 2016. The decrease in net sales was primarily due to timing of orders placed by a carrier customer, which was partially offset by the launch of the new product with a different carrier customer that took place in the second half of fiscal 2016. Net sales in the South American and Caribbean regions increased by $151,301, or 150.3%, to $252,000 for the nine months ended March 31, 2017 from $100,699 for the corresponding period of 2016.   The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $5,977,363, or 92.2%, to $508,078 for the nine months ended March 31, 2017 from $6,485,441 for the corresponding period of 2016. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $46,916, or 84.4%, to $102,505 for the nine months ended March 31, 2017 from $55,589 for the corresponding period of 2016. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $488,796, or 6.4%, to $7,108,946 for the nine months ended March 31, 2017 from $7,597,742 for the corresponding period of 2016.  The gross profit in terms of net sales percentage was 19.3% for the nine months ended March 31, 2017 compared to 16.4% for the corresponding period of 2016. The decrease in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $245,627, or 4.1%, to $6,199,312 for the nine months ended March 31, 2017 from $5,953,685 for the corresponding period of 2016.  The increase in operating expenses was primarily due to higher research and development expenses due to headcount growth and higher payroll expenses, which were partially offset by lower expenses associated with third party contractors, travel, legal, depreciation and amortization.

OTHER INCOME, NET - Other income, net increased by $72,363, or 66.9%, to $180,468 for the nine months ended March 31, 2017 from $108,105 for the corresponding period of 2016. The increase in other income, net was primarily due to product development funding received by FTI from a government entity as well as favorable changes in currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending March 31, 2018.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of March 31, 2017 consisted of cash and cash equivalents of $12,477,332.  We believe we have sufficient available capital to cover our existing operations and obligations through at least March 31, 2018.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the nine months ended March 31, 2017 and 2016 were $544,263 and $300,550, respectively.

The $544,263 in net used in operating activities for the nine months ended March 31, 2017 was primarily due to the decrease in accounts payable of $6,075,908, which was partially offset by the decreases in accounts receivable and inventories of $2,786,327 and $1,034,542, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges). The $300,550 in net cash used in operating activities for the nine months ended March 31, 2016 was primarily due to the increase in accounts receivable $8,084,784, which was partially offset by the increase in accounts payable of $5,084,515, the decrease in prepaid income taxes of $1,055,788 as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges).

INVESTING ACTIVITIES – Net cash used in investing activities for the nine months ended March 31, 2017 and 2016 were $282,438 and $923,817, respectively.

The $282,438 in net cash used in investing activities for the nine months ended March 31, 2017 was primarily due to the payments for capitalized product development of $180,578 and purchases of intangible assets and property and equipment of $56,661 and $45,199, respectively. The $923,817 in net cash used in investing activities for the nine months ended March 31, 2016 was primarily due to the payments for capitalized product development of $663,800 and purchases of intangible assets and property and equipment of $177,647 and $82,370, respectively.

FINANCING ACTIVITIES – Net cash provided by financing activities for the nine months ended March 31, 2017 was $104,820, and net cash used in financing activities for the nine months ended March 31, 2016 was $364,395.

The $104,820 in net cash provided by financing activities for the nine months ended March 31, 2017 was due to the cash received from the exercise of stock options. The $364,395 in net cash used in financing activities for the nine months ended March 31, 2016 was due to the repurchase of 130,000 shares of our common stock from a shareholder and the principal repayment of short-term borrowings of $148,295, which were partially offset by the cash received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 11,318 square feet of office space located in San Diego, California, at a monthly rent of $16,576; although the lease expired on August 31, 2015, we continued to occupy the premises with the consent of the landlord through October 27, 2015. On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, also located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $69,344 for the three months ended March 31, 2017 and 2016, respectively, and $208,033 and $200,424 for the nine months ended March 31, 2017 and 2016, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2017. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2017. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended March 31, 2017 and 2016, and approximately $96,300 for the nine months ended March 31, 2017 and 2016.

We lease one corporate housing facility for our employees who travel, under a non-cancelable operating lease that expired on September 13, 2015 and was extended to September 5, 2017. Rent expense related to this lease was $2,511 and $2,371 for the three months ended March 31, 2017 and 2016, respectively, and $7,499 and $7,267 for the nine months ended March 31, 2017 and 2016, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the nine months ended March 31, 2017, contained within this Quarterly Report on Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

 ______________________________

* Filed or furnished herewith.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ Richard T. Walker
Richard T. Walker Chief Financial Officer (Principal Financial Officer)
Dated: May 15, 2017

