Form 10-K
period 2017-06-30
FRANKLIN WIRELESS CORP
filed 2017-09-28
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2017

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
Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2016, as reported by the OTCQB, was approximately $16,525,000.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 10,520,203 shares of common stock outstanding as of September 28, 2017.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

•	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
•	our fiscal year ends on June 30; references to fiscal 2017 and fiscal 2016 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2017 and 2016. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

	Fiscal Year Ended June 30,
Net sales:	2017	2016
United States	$47,373,463	$51,741,991
Caribbean and South America	252,000	100,699
Europe, the Middle East and Africa ("EMEA")	796,795	7,906,900
Asia	143,266	55,104
Totals	$48,565,524	$59,804,694

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2017	June 30, 2016
United States	$1,209,050	$1,113,746
Asia	120,367	330,905
Totals	$1,329,417	$1,444,651

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

The following are representative selections of our current wireless data products:

Mobile Broadband Products:

Routers:

•	Mobile hotspots: Single-mode and dual-mode (3G and 4G) portable Wi-Fi routers that provide wireless Internet access for multiple devices simultaneously including laptops, tablets and portable gaming devices.

USB Modems:

•	USB modems: Single-mode and dual-mode modems that plug into the Universal Serial Bus (USB) port of laptop or desktop computers, providing an easy and convenient way for users to connect to wireless broadband networks.

Connected Devices and IoT Solutions:

IoT Gateway Devices:

•	Wireless modems and gateway devices deliver reliable always-on connectivity supporting a broad spectrum of M2M and IoT applications. Featuring industrial grade ruggedized housings, these versatile and compact modems and routers provide 3G and 4G connectivity and include Wi-Fi and GPS functionality and support IoT cloud management.

Embedded Modules:

•	Include single-mode and dual-mode modules that provide network connectivity for a wide-variety of products like vending machines, cargo containers, utility meters and video cameras. The primary market for these devices is original equipment manufacturers (OEMs) who seek reliable embedded module solutions for their wireless data needs.

Bus Information System:

•	Represents a full end-to-end IoT solution and includes both hardware and software engineered by the Company. This innovative system features Franklin’s intelligent gateway that supports GPS, Wi-Fi, OBDII, CCTV and black box integration and includes a fully functional information system.

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

All of our wireless devices must pass Federal Communications Commission (FCC) testing in order to be sold in United States markets. CDMA Development Group (“CDG”) test certifications are required in order to launch any CDMA wireless data products with wireless operators in North America, the Caribbean and South America. PCS Type Certification Review Board (“PTCRB”) test certifications are required for all LTE and HSPA/GSM wireless data products. Other LTE test certifications, as defined by the 3GPP governing body, are required for LTE wireless data products. Certifications are issued as being a qualifier of CDG 1, CDG 2 and CDG 3, PTCRB and 3GPP.

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2017, the manufacturing of the majority of our products was contracted out to one company located in Asia.

EMPLOYEES

As of June 30, 2017, we had 76 employees. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

Under purchase orders and contracts for the sale of our products we may provide indemnification to our customers for potential intellectual property infringement claims for which we may have no corresponding recourse against our third-party licensors. This potential liability, if realized, could materially adversely affect our business, operating results and financial condition.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2017, net revenues from our two largest customers represented 69% and 23% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us. If these customers were to reduce their business with us, our revenues and profitability could materially decline.

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

SHOULD OUR BUSINESS EXPAND INTERNATIONALLY, WE WILL BE EXPOSED TO ADDITIONAL RISKS RELATING TO INTERNATIONAL OPERATIONS. Our expansion into international operations exposes us to additional risks unique to such international markets, including the following:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the new lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for these offices was $277,377 and $269,768 for the years ended June 30, 2017 and 2016, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expired on September 1, 2017 and was extended to September 1, 2019. FTI leases additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, under a lease that expired on September 1, 2017 and was extended to September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $128,000 for the years ended June 30, 2017 and 2016.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 5, 2017 and was extended to September 4, 2018. Rent expense related to this lease was $9,457 and $9,724 for the years ended June 30, 2017 and 2016, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to NOTE 8 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the OTCQB under the trading symbol "FKWL." The following table sets forth the range of high and low bid quotations per share for the Common Stock as reported during the years ended June 30, 2017 and 2016. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown or commissions.

	High	Low
Year Ended June 30, 2017
First Quarter	$2.50	$2.23
Second Quarter	$2.92	$2.25
Third Quarter	$3.00	$2.25
Fourth Quarter	$2.28	$1.95

Year Ended June 30, 2016
First Quarter	$1.80	$1.35
Second Quarter	$2.20	$1.55
Third Quarter	$2.58	$2.03
Fourth Quarter	$2.55	$2.23

We have one class of common stock. As of June 30, 2017, we had 732 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

DIVIDENDS

We have never declared or paid any dividends on our Common Stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, and do not expect to declare or pay any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	399,000	$1.12	1,140,000

Equity compensation plans not approved by security holders	–	N/A	–

Total	399,000	$1.12	1,140,000

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

As of June 30, 2017, and June 30, 2016, capitalized product development costs in progress were $360,248 and $157,492, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2017, we incurred $368,226 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2017, we have federal net operating loss carryforwards of approximately $2.6 million, which expires through 2034 and state net operating loss carryforwards of $0. The utilization of net operating loss carryforwards may be subject to limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2017 and 2016, our statements of operations including data expressed as a percentage of sales:

	2017	2016
	(as a percentage of sales)

Net sales	100.0%	100.0%
Cost of goods sold	81.0%	83.4%
Gross profit	19.0%	16.6%
Operating expenses	17.2%	13.1%
Income from operations	1.8%	3.5%
Other income, net	0.6%	0.2%
Net income before income taxes	2.4%	3.7%
Income tax provision	0.8%	0.1%
Net income	1.6%	3.6%
Non-controlling interest in net loss (income) of subsidiary	0.2%	(0.9%	)
Net income attributable to Parent Company stockholders	1.8%	2.7%

YEAR ENDED JUNE 30, 2017 COMPARED TO YEAR ENDED JUNE 30, 2016

NET SALES - Net sales decreased by $11,239,170, or 18.8%, to $48,565,524 for the year ended June 30, 2017 from $59,804,694 for the corresponding period of 2016. For the year ended June 30, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA (Europe, the Middle East and Africa) and Asia were $47,373,463 (97.5% of net sales), $252,000 (0.5% of net sales), $796,795 (1.7% of net sales) and $143,266 (0.3% of net sales), respectively.

Net sales in the United States decreased by $4,368,528, or 8.4%, to $47,373,463 for the year ended June 30, 2017, from $51,741,991 for the corresponding period of 2016. The decrease in net sales was primarily due to timing of orders placed by a carrier customer, which was partially offset by the launch of a new product with a different carrier customer that took place in the second half of fiscal 2016. Net sales in the South American and Caribbean regions increased by $151,301, or 150.3%, to $252,000 for the year ended June 30, 2016, from $100,699 for the corresponding period of 2016. The increase was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $7,110,105, or 89.9%, to $796,795 for the year ended June 30, 2017, from $7,906,900 for the corresponding period of 2016. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $88,162, or 160.0%, to $143,266 for the year ended June 30, 2017, from $55,104 for the corresponding period of 2016. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT- Gross profit decreased by $706,721, or 7.1%, to $9,218,459 for the year ended June 30, 2017, from $9,925,180 for the corresponding period of 2016. The gross profit in terms of net sales percentage was 19.0% for the year ended June 30, 2017, compared to 16.6% for the corresponding period of 2016. The decrease in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $537,859, or 6.9%, to $8,344,080 for the year ended June 30, 2017, from $7,806,221 for the corresponding period of 2016. The increase was primarily due to higher research and development expenses due to headcount growth and higher payroll expenses, which were partially offset by lower expenses associated with third party contractors, travel, legal, depreciation and amortization.

OTHER INCOME, NET - Other income, net increased by $179,207, or 194.4%, to $271,375 for the year ended June 30, 2017, from $92,168 for the corresponding period of 2016. The increase was primarily due to product development funding received by FTI from a government entity, which started in fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period from the date of the filing of this Form 10-K. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2017 consisted of cash and cash equivalents of $14,285,001. We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-K. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for the years ended June 30, 2017 and 2016 was $1,488,363 and $2,707,586, respectively.

The $1,488,363 in net cash provided by operating activities for the year ended June 30, 2017 was primarily due to the decrease in accounts receivable of $1,311,077 as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the increase in inventory of $1,146,304 and the decrease in accounts payable of $413,561.

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

INVESTING ACTIVITIES – Net cash used in investing activities for the years ended June 30, 2017 and 2016 was $499,258 and $1,047,603, respectively.

The $499,258 in net cash used in investing activities for the year ended June 30, 2017 was primarily due to the payments for capitalized product development of $368,226 and purchases of intangible assets and property and equipment of $85,597 and $45,435, respectively.

The $1,047,603 in net cash used in investing activities for the year ended June 30, 2016 was primarily due to the payments for capitalized product development of $686,291 and purchases of intangible assets and property and equipment of $196,112 and $173,200, respectively.

FINANCING ACTIVITIES – Net cash provided by financing activities for the year ended June 30, 2017 was $104,820 and net cash used in financing activities for the year ended June 30, 2016 $342,444.

The $104,820 in net cash provided by financing activities for the year ended June 30, 2017 was due to the cash received from the exercise of stock options.

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

 OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2017, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
	2018	2019	2020	2021	2022	Thereafter	Total
Leases	$416,141	$301,368	$92,459	$–	$–	$–	$809,968

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2017.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2017.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules adopted under Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2017.

Name	Age	Position
OC Kim	52	President, Secretary and a Director
Gary Nelson	76	Chairman of the Board and a Director
Joon Won Jyoung	75	Director
Johnathan Chee	54	Director
Benjamin Chung	42	Director
Yun J. (David) Lee	55	Chief Operating Officer
Richard Walker	55	Chief Financial Officer

OC Kim has been our President, Secretary and a director since September 2003 and also served as our Acting Chief Financial Officer until March, 2014. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 29 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea. We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

Gary Nelson has been a director since September 2003. Mr. Nelson was an early investor in Franklin Telecommunications Corp. in the 1980’s and served as a director from 2001 up until the Company’s merger with Accetio Inc. in September 2003, at which time the Company was renamed Franklin Wireless Corp. Following the merger, Mr. Nelson became a director and ultimately Chairman of the Board of Franklin Wireless Corp. He was co-founder and President of Churchill Mortgage Corporation, an income property mortgage banking firm based in Los Angeles, California, which was a loan correspondent for major life insurance companies and other financial institutions. In addition, Mr. Nelson was the Chief Operating Officer of Churchill Mortgage Capital, which was the loan origination arm of Churchill Mortgage Corporation. Mr. Nelson’s prior experience includes various marketing positions with Control Data Corporation and design engineering positions with North American Aviation where he worked on the Apollo Project. He holds a B.S. in Mechanical Engineering from Kansas State University and an MBA from the University of Southern California. We believe that Mr. Nelson’s qualifications to serve as a director of the Company include his many years of business, operational and management experience including his previous position as President of Churchill Mortgage Corporation. In addition, Mr. Nelson has served as a director of the Company for 14 years, and brings a valuable historical perspective on the development of the Company’s business and its leadership.

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

Yun J. (David) Lee has been our Chief Operating Officer since September 2008. Mr. Lee has 23 years of upper level management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining the Company, he was President of Ace Electronics, and served as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.

Richard Walker has been our Chief Financial Officer since March 2014. Mr. Walker joined the Company in December 2009 and previously served as Vice President, Finance and Accounting. Mr. Walker has over 22 years of senior financial management experience in telecommunications, software and the Internet. From 2006 to 2009, he was Senior Vice President and Chief Financial Officer for Intercasting Corp., a developer of software applications for mobile phones. Prior to Intercasting Corp., Mr. Walker held senior financial management positions at Peregrine Systems, MP3.com and Qualcomm.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2017 were complied with.

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

CORPORATE GOVERNANCE

During fiscal 2017, the Board of Directors held five meetings. Each director attended at least 75% of the meetings of the Board, except for Joon Won Jyoung, who attended none of the meetings. The Board of Directors has an Audit Committee made up of Messrs. Chung (committee chair) and Nelson and a Compensation Committee made up of Messrs. Nelson (committee chair) and Chee. The Board of Directors has no other committees.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2017 and 2016 to our President, Chief Operating Officer and Chief Financial Officer (The "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
OC Kim, President	2016	$200,000	$3,000	$–	$11,539	$214,539
	2017	$213,333	$3,000	$–	$–	$216,333
Yun J. (David) Lee, Chief Operating Officer	2016	$205,000	$3,500	$–	$–	$208,500
	2017	$215,000	$3,500	$–	$–	$218,500
Richard Walker, Chief Financial Officer	2016	$112,500	$3,000	$–	$–	$115,500
	2017	$130,833	$3,000	$–	$–	$133,833

(1)	Represents the value of unused accrued vacation paid in cash.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of June 30, 2017. The only outstanding equity awards are stock options. No options were granted to the Named Executive Officers during the 2017 fiscal year. The options previously granted to our Named Executive Officers vest over periods ranging from one to three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
OC Kim	–	–	–	–	–
Yun J. (David) Lee	100,000 (1)	$1.34	06/15/2022	–	–
	100,000 (2)	$0.45	06/11/2019	–	–
Richard Walker	50,000 (3)	$1.34	06/15/2022	–	–

(1)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a ten-year term.

(2)

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

The option originally had a five-year term and an expiration date of June 11, 2014. On June 10, 2014, the option was modified to extend the term an additional five years to June 11, 2019.

(3)

The option vests and is exercisable over three years as follows and has a ten-year term:

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

Fiscal 2017 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary Nelson	10,000	–	–	10,000
Joon Won Jyoung	–	–	–	–
Johnathan Chee	10,000	–	–	10,000
Benjamin Chung	10,000	–	–	10,000

(1)	Directors are compensated a maximum of $10,000 annually, which is prorated based upon board meeting attendance. This compensation plan became effective January 1, 2015.

There were no outstanding equity awards held by any of the non-officer directors as of June 30, 2017.

EMPLOYMENT CONTRACTS

On September 21, 2009, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Change of Control Agreement with Mr. Kim calls for a payment of $5 million upon a change of control, and the agreement with Mr. Lee calls for a payment of $2 million upon a change of control.

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim and Mr. Lee through September 21, 2020.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 28, 2017 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
Joon Won Jyoung 9707 Waples Street, Suite 150, San Diego, CA 92121	1,869,012		17.8%

OC Kim 9707 Waples Street, Suite 150, San Diego, CA 92121	1,596,695		15.2%

Gary Nelson 9707 Waples Street, Suite 150, San Diego, CA 92121	391,825		3.7%

Yun J. (David) Lee 9707 Waples Street, Suite 150, San Diego, CA 92121	25,000		0.2%

Johnathan Chee 9707 Waples Street, Suite 150, San Diego, CA 92121	13,500		0.1%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	954,879	(1)	9.1%

Kennedy Capital Management, Inc. 10829 Olive Blvd., St. Louis, MO 63141	767,224	(2)	7.3%
All directors and executive officers as a group	3,896,032		37.0%

(1)	Based solely on a Schedule 13G dated February 13, 2017, which indicates that Mr. Packer may be deemed to beneficially own 954,879 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

(2)	Based solely on a Schedule 13G dated February 13, 2017, which indicates that Kennedy Capital Management, Inc. may be deemed to beneficially own 767,224 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2017	FY 2016
Audit Fees	$65,000	$65,000
Total Fees	$65,000	$65,000

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2017 and 2016, which was performed by Haskell & White LLP. All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp. (3)
10.2	Lease, dated August 12, 2011, between the Company and EJMC, Inc., a California corporation (4)
10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (3)
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (3)
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee. (3)
10.7	Lease, dated September 9, 2015, between the Company and Hunsaker & Associates San Diego, Inc., a California corporation (5)
14.1	Code of Ethics (2)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1) Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008.

(2) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2008, filed on September 26. 2008.

(3) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2009, filed on October 13, 2009.

(4) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011.

(5) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015.

(c) Supplementary Information

None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ OC KIM	President and a Director	September 28, 2017

Principal Financial Officer

/s/ RICHARD WALKER	Chief Financial Officer	September 28, 2017

Richard Walker

/s/ GARY NELSON	Chairman of the Board of Directors	September 28, 2017

Gary Nelson

/s/ JOON WON JYOUNG	Director	September 28, 2017

Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	September 28, 2017

Johnathan Chee

/s/ BENJAMIN CHUNG	Director	September 28, 2017

Benjamin Chung

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Franklin Wireless Corp.

San Diego, California

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Wireless Corp. as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

Irvine, California

September 28, 2017

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$14,285,001	$13,156,754
Accounts receivable	10,993,191	12,341,419
Other receivables, net	79,021	41,870
Inventories, net	3,379,065	2,285,254
Prepaid expenses and other current assets	19,135	11,838
Prepaid income taxes	28,240	30,866
Advance payments to vendors	127,100	8,382
Total current assets	28,910,753	27,876,383
Property and equipment, net	219,942	317,764
Intangible assets, net	1,109,475	1,126,887
Deferred tax assets, non-current	1,661,906	2,018,736
Goodwill	273,285	273,285
Other assets	136,652	136,074
TOTAL ASSETS	$32,312,013	$31,749,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,862,564	$13,276,125
Advance payments from customers	51,997	1,901
Accrued liabilities	288,342	247,302
Total current liabilities	13,202,903	13,525,328
Total liabilities	13,202,903	13,525,328

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2017 and 2016	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,520,203 and 10,442,203 shares issued and outstanding as of June 30, 2017 and 2016, respectively	13,922	13,844
Additional paid-in capital	7,375,322	7,295,580
Retained earnings	15,846,022	14,972,062
Treasury stock, 3,472,286 shares as of June 30, 2017 and 2016	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(613,805)	(648,127)
Total Parent Company stockholders’ equity	18,107,982	17,119,880
Non-controlling interests	1,001,128	1,103,921
Total stockholders’ equity	19,109,110	18,223,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,312,013	$31,749,129

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended June 30,
	2017	2016
Net sales	$48,565,524	$59,804,694
Cost of goods sold	39,347,065	49,879,514
Gross profit	9,218,459	9,925,180
Operating expenses:
Selling, general and administrative	4,898,956	4,815,725
Research and development	3,445,124	2,990,496
Total operating expenses	8,344,080	7,806,221
Income from operations	874,379	2,118,959
Other income, net:
Interest income	9,650	10,301
Income from governmental subsidy	281,570	–
Other (loss) income, net	(19,845)	81,867
Total other income, net	271,375	92,168
Income before provision for income taxes	1,145,754	2,211,127
Income tax provision	374,587	34,933
Net income	771,167	2,176,194
Non-controlling interests in net loss (income) of subsidiary at 48.2%	102,793	(565,223)
Net income attributable to Parent Company	$873,960	$1,610,971

Basic earnings per share attributable to Parent Company stockholders	$0.08	$0.15
Diluted earnings per share attributable to Parent Company stockholders	$0.08	$0.15

Weighted average common shares outstanding - basic	10,501,730	10,414,755
Weighted average common shares outstanding - diluted	10,660,900	10,653,897

Comprehensive income
Net income	$771,167	$2,176,194
Translation adjustments	34,322	16,595
Comprehensive income	805,489	2,192,789
Comprehensive loss (income) attributable to non-controlling interest	102,793	(565,223)
Comprehensive income attributable to controlling interest	$908,282	$1,627,566

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2015	10,533,869	$13,806	$7,305,767	$13,361,091	$(4,279,479)	$(664,722)	$538,698	$16,275,161
Net Income attributable to Parent Company	–	–	–	1,610,971	–	–	–	1,610,971
Foreign exchange translation	–	–	–	–	–	16,595	–	16,595
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	565,223	565,223
Repurchase of common stock	(130,000)	–	–	–	(234,000)	–	–	(234,000)
Share-based compensation	–	–	(50,000)	–	–	–	–	(50,000)
Issuance of stock related to stock options exercised	38,334	38	39,813	–	–	–	–	39,851
Balance - June 30, 2016	10,442,203	13,844	7,295,580	14,972,062	(4,513,479)	(648,127)	1,103,921	18,223,801
Net income attributable to Parent Company	–	–	–	873,960	–	–	–	873,960
Foreign exchange translation	–	–	–	–	–	34,322	–	34,322
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(102,793)	(102,793)
Share-based compensation	–	–	(25,000)	–	–	–	–	(25,000)
Issuance of stock related to stock options exercised	78,000	78	104,742	–	–	–	–	104,820
Balance - June 30, 2017	10,520,203	$13,922	$7,375,322	$15,846,022	$(4,513,479)	$(613,805)	$1,001,128	$19,109,110

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$771,167	$2,176,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	143,257	169,928
Amortization of intangible assets	471,235	797,797
Reserve for obsolete inventory	52,493	90,917
Deferred tax	356,830	48,513
Share-based compensation	(25,000)	(50,000)
Gain on debt extinguishment	–	(10,222)
Gain on sale of vehicle	–	(8,000)
Increase (decrease) in cash due to change in:
Accounts receivable	1,311,077	(6,775,723)
Inventories	(1,146,304)	(94,504)
Prepaid expenses and other current assets	(7,297)	48,501
Prepaid income taxes	2,626	1,024,922
Advance payments to vendors	(118,718)	53,939
Other assets	(578)	(6,215)
Accounts payable	(413,561)	5,924,272
Advance payments from customers	50,096	(691,416)
Accrued liabilities	41,040	8,683
Net cash provided by operating activities	1,488,363	2,707,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,435)	(173,200)
Payments for capitalized development costs	(368,226)	(686,291)
Purchases of intangible assets	(85,597)	(196,112)
Proceeds from the sale of fixed assets	–	8,000
Net cash used in investing activities	(499,258)	(1,047,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	–	(234,000)
Issuance of stock related to stock options exercised	104,820	39,851
Principal repayment of short-term borrowings	–	(148,295)
Net cash provided by (used in) financing activities	104,820	(342,444)

Effect of foreign currency translation	34,322	16,595
Net increase in cash and cash equivalents	1,128,247	1,334,134
Cash and cash equivalents, beginning of year	13,156,754	11,822,620
Cash and cash equivalents, end of year	$14,285,001	$13,156,754
Supplemental disclosure of cash flow information:
Cash (paid) received, net during the periods for:
Interest	$9,650	$10,301
Income taxes	$(14,271)	$1,039,381
Disposal of fully depreciated property and equipment	$–	$17,423

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2017 and 2016. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of June 30, 2017 or June 30, 2016.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2017, the non-controlling interest was $1,001,128, which represents a $102,793 decrease from $1,103,921 as of June 30, 2016. The decrease of $102,793 in the non-controlling interest was due to the non-controlling interests in net loss of subsidiary for the year ended June 30, 2017.

Segment Reporting

Public companies are required to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. We have one reportable segment, consisting of the sale of wireless access products.

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, Europe, the Middle East and Africa ("EMEA") and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2017	2016
United States	$47,373,463	$51,741,991
Caribbean and South America	252,000	100,699
Europe, the Middle East and Africa ("EMEA")	796,795	7,906,900
Asia	143,266	55,104
Totals	$48,565,524	$59,804,694

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2017	June 30, 2016
United States	$1,209,050	$1,113,746
Asia	120,367	330,905
Totals	$1,329,417	$1,444,651

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

Use of Estimates

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of June 30, 2017 and June 30, 2016.

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

As of June 30, 2017, and June 30, 2016, capitalized product development costs in progress were $360,148 and $157,492, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2017, we incurred $368,226 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $3,445,124 and $2,990,496 for the years ended June 30, 2017 and 2016, respectively.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs were $22,539 and $22,726 for the years ended June 30, 2017 and 2016, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of comprehensive income, were $1,452,456 and $1,408,607 for the years ended June 30, 2017 and 2016, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond our control. We may write down our inventory value for potential obsolescence and excess inventory.  As of June 30, 2017, and 2016, we have recorded inventory reserves in the amount of $52,493 and $90,917, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2017 and 2016.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2017:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$3,799,617	$3,799,617	$–
Complete technology	3 years	0.5 years	2,402	2,002	400
Complete technology	3 years	0.7 years	6,405	4,804	1,601
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	0.3 years	1,121,000	1,085,969	35,031
Technology in progress	Not Applicable	–	360,148	–	360,148
Software	5 years	2.7 years	239,398	216,829	22,569
Patents	10 years	7.0 years	58,391	4,693	53,698
Certifications & licenses	3 years	1.9 years	2,698,526	2,080,895	617,631
Total as of June 30, 2017			$8,304,284	$7,194,809	$1,109,475

The definite lived intangible assets consisted of the following as of June 30, 2016:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$3,734,617	$3,734,617	$–
Complete technology	3 years	0.8 years	65,000	48,750	16,250
Complete technology	3 years	1.5 years	2,402	1,201	1,201
Complete technology	3 years	1.8 years	6,405	2,669	3,736
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	1.2 years	1,121,000	945,844	175,156
Technology in progress	Not Applicable	–	157,492	–	157,492
Software	5 years	1.3 years	214,398	203,941	10,457
Patents	10 years	7.0 years	58,391	2,705	55,686
Certifications & licenses	3 years	2.0 years	2,472,359	1,783,847	688,512
Total as of June 30, 2016			$7,850,461	$6,723,574	$1,126,887

Amortization expense recognized during the years ended June 30, 2017 and 2016 was $471,235 and $797,797, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2018	FY2019	FY2020	FY2021	FY2022	Thereafter
Total	$465,480	$330,187	$187,328	$16,990	$16,990	$92,500

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2017 that would indicate that the long-lived assets are impaired.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2017, net sales to our two largest customers represented 69% and 23% of our consolidated net sales, respectively, and 68% and 13% of our accounts receivable balance as of June 30, 2017. For the year ended June 30, 2016, net sales to our three largest customers represented 64%, 18% and 13% of our consolidated net sales, respectively, and 58%, 34% and 0% of our accounts receivable balance as of June 30, 2016. No other customer accounted for more than ten percent of total net sales as of June 30, 2017 and 2016.

For the year ended June 30, 2017, sales to Verizon and Sprint each comprised more the 10% of our net sales. For the year ended June 30, 2016, sales to Verizon, Sprint and Smile Communications each comprised more the 10% of our net sales.

For the year ended June 30, 2017, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. For the year ended June 30, 2017, we purchased wireless data products from this supplier in the amount of $37,628,062, or 94% of total purchases, and had related accounts payable of $10,783,241 as of June 30, 2017. For the year ended June 30, 2016, we purchased the majority of wireless data products from one supplier in the amount of $49,057,120, or 99% of total purchases, and had related accounts payable of $12,840,858 as of June 30, 2016.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (ASU 2015-17), which amends existing standards for deferred taxes to present all deferred tax assets and liabilities as noncurrent. The Company adopted this guidance in fiscal 2017. As a result of this adoption, the Company reclassified $379,432 and $292,622 from deferred tax assets, current to deferred tax assets, non-current for the 2017 and 2016 fiscal years, respectively.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09), which provides guidance improvements to employee share-based payment accounting. The standard amends several aspects of current employee share-based payment accounting including income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for us beginning in our first quarter of fiscal 2018, and early adoption is permitted. Management does not expect that the adoption of this update will materially impact the Company's consolidated financial statements given the Company's limited use of stock options.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2017	June 30, 2016
Machinery and facility	$303,986	$303,520
Office equipment	380,473	365,430
Molds	968,606	938,680
	1,653,065	1,607,630
Less accumulated depreciation	(1,433,123)	(1,289,866)
Total	$219,942	$317,764

Depreciation expense associated with property and equipment was $143,257 and $169,928 for the fiscal years ended June 30, 2017 and 2016, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2017	June 30, 2016
Accrued salaries, severance	$–	$129,119
Accrued salaries, payroll deductions owed to government entities	45,278	10,133
Accrued vacation	56,612	45,031
Taxes	3,305	380
Other accrued liabilities	183,147	62,639
Total	$288,342	$247,302

NOTE 6 - INCOME TAXES

Income tax provision for the years ended June 30, 2017 and 2016 consists of the following:

	Year Ended June 30,
	2017	2016
Current income tax expense (benefit):
Federal	$16,760	$19,343
State	800	(32,715)
	17,560	(13,372)
Deferred income tax expense (benefit):
Federal	440,647	350,958
State	–	–
Foreign	(83,620)	(302,653)
	357,027	48,305
Provision for income taxes	$374,587	$34,933

The provision for income taxes reconciles to the amount computed by applying the effective federal statutory income tax rate to the income before provision for income taxes as follows:

	Year Ended June 30,
	2017	2016
Federal tax provision, at statutory rate of 34%	$389,495	$751,773
State tax, net of federal tax benefit	(50,107)	(142,139)
Nondeductible expenses	5,762	(16,619)
R&D credits	(39,394)	(43,664)
Foreign rate difference	17,063	(33,828)
Other	1,133	(72,803)
Change in valuation allowance	50,635	(407,787)
Provision for income taxes	$374,587	$34,933

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2017	June 30, 2016
Deferred tax asset:
Net operating losses	$1,221,466	$1,716,980
State tax	272	272
Intangibles	71,716	19,993
Tax credits	541,390	425,011
Other, net	107,903	111,732
Total deferred tax assets	1,942,747	2,273,988
Deferred tax liabilities:
Fixed asset	(30,089)	(16,600)
Intangibles	–	(38,535)
Total deferred tax liabilities	(30,089)	(55,135)
Less valuation allowance	(250,752)	(200,117)
Net deferred tax asset	$1,661,906	$2,018,736

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income. Management determined it is more likely than not that the federal deferred tax assets will be fully realized and no valuation allowance is necessary as of June 30, 2017. Management also determined that certain state deferred tax assets required a partial valuation allowance as of June 30, 2017. As of June 30, 2017, we have federal net operating loss carryforwards of approximately $2.6 million, which expire through 2034 and no state net operating loss carryforwards. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

We adopted the provisions of ASC 740 related to accounting for uncertain tax positions effective July 1, 2007, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company's computation of its deferred tax assets, is as follows:

Balance as of June 30, 2015	$130,464
Gross increase	38,059
Balance as of June 30, 2016	168,523
Gross increase	52,622
Balance as of June 30, 2017	$221,145

We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. ASC 740 requires us to accrue interest and penalties where there is an underpayment of taxes based on our best estimate of the amount ultimately to be paid. Our policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded any interest or penalties as the liability associated with the unrecognized tax benefits is immaterial. We are subject to taxation in the U.S., and various state and foreign jurisdictions.

The Internal Revenue Service and California Franchise Tax Board have completed their examinations of our 2007 and 2008 taxable years with a favorable final resolution of the Company’s claim for research and development tax credits. As of June 30, 2016, the R&D tax credits that we have claimed have been received in full. In addition, the Franchise Tax Board completed its examination of our taxable years from 2008 to 2011 with a favorable resolution of the Company’s claim for tax refunds in regard to the California apportionment of our income. As of June 30, 2016, the tax refunds that we have claimed have been received in full from the Franchise Tax Board.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Year Ended June 30,
	2017	2016
Net income attributable to Parent Company	$873,960	$1,610,971
Weighted-average shares of common stock outstanding:
Basic	10,501,730	10,414,755
Dilutive effect of common stock equivalents arising from stock options	159,170	239,142
Diluted Outstanding shares	10,660,900	10,653,897
Basic earnings per share	$0.08	$0.15
Diluted earnings per share	$0.08	$0.15

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

We have agreements to lease office space that expire in fiscal 2020. On September 10, 2015, we signed a lease for an office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for this office space is four years from the lease commencement date. FTI leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000. The lease associated with this office space expired on September 1, 2017 and was extended to September 1, 2019. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expired on September 1, 2017 and was extended to September 1, 2019. We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired on September 5, 2017, and was extended to September 4, 2018.

Rent expense for the years ended June 30, 2017 and 2016 was $414,834 and $407,492, respectively. Future minimum payments under operating leases are as follows:

	Payments Due by June 30,
	2018	2019	2020	2021	2022	Thereafter	Total
Administrative office, San Diego, CA	$277,377	$277,377	$92,459	$–	$–	$–	$647,213
Administrative office, Korea	128,400	21,400	–	–	–	–	149,800
Corporate housing facility	10,364	2,591	–	–	–	–	12,955
Total Obligations	$416,141	$301,368	$92,459	$–	$–	$–	$809,968

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

Change of Control Agreements

On September 21, 2009, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Change of Control Agreement with Mr. Kim calls for a payment of $5 million upon a change of control, and the agreement with Mr. Lee calls for a payment of $2 million upon a change of control.

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim and Mr. Lee, through September 21, 2020.

NOTE 9 - LONG-TERM INCENTIVE PLAN AWARDS

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for the year ended June 30, 2017 was ($25,000). The expense credits for the year ended June 30, 2017 resulted from the reversal of expenses booked in prior periods for stock options for a small number of employees that were cancelled. This amount increased income from operations and income before provision for income taxes by the same amount by decreasing compensation expense recognized in selling, general and administrative expense.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2015	850,337	$1.24	4.36	$306,583
Granted	–	–	–	–
Exercised	(38,334)	(1.04)	(1.88)	(88,935)
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of June 30, 2016	812,003	1.25	3.35	869,740
Granted	–	–	–	–
Exercised	(78,000)	(1.34)	(2.82)	(175,500)
Cancelled	–	–	–	–
Forfeited or Expired	(335,003)	(0.57)	–	(753,750)
Outstanding as of June 30, 2017	399,000	$1.12	4.05	$451,820

Exercisable as of June 30, 2017	399,000	$1.12	4.05	$451,820

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.25 as of June 30, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2017 in the amount of 399,000 shares was $1.03 per share.

As of June 30, 2017, there was no unrecognized compensation cost related to non-vested stock options granted.

NOTE 10 - SUBSEQUENT EVENTS

Management considered subsequent events in the preparation of the Company's financial statements through the date this Form 10-K was filed.

