Form 10-Q
period 2017-09-30
FRANKLIN WIRELESS CORP
filed 2017-11-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The Registrant has 10,520,203 shares of common stock outstanding as of November 14, 2017.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2017. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	June 30,
	(unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,754,627	$14,285,001
Accounts receivable	7,249,837	10,993,191
Other receivables, net	125,306	79,021
Inventories, net	1,934,554	3,379,065
Prepaid expenses and other current assets	18,832	19,135
Prepaid income taxes	28,240	28,240
Advance payments to vendors	66,631	127,100
Total current assets	21,178,027	28,910,753
Property and equipment, net	208,436	219,942
Intangible assets, net	1,217,483	1,109,475
Deferred tax assets, non-current	1,797,907	1,661,906
Goodwill	273,285	273,285
Other assets	136,314	136,652
TOTAL ASSETS	$24,811,452	$32,312,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,785,595	$12,862,564
Advance payments from customers	46,934	51,997
Accrued liabilities	288,488	288,342
Total current liabilities	6,121,017	13,202,903
Total liabilities	6,121,017	13,202,903

Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2017 and June 30, 2017	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,520,203 shares issued and outstanding as of September 30, 2017 and June 30, 2017	13,922	13,922
Additional paid-in capital	7,375,322	7,375,322
Retained earnings	15,408,730	15,846,022
Treasury stock, 3,472,286 shares as of September 30, 2017 and June 30, 2017	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(604,221)	(613,805)
Total Parent Company stockholders’ equity	17,680,274	18,107,982
Non-controlling interests	1,010,161	1,001,128
Total stockholders’ equity	18,690,435	19,109,110
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,811,452	$32,312,013

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016

Net sales	$7,644,929	$12,704,474
Cost of goods sold	6,194,450	10,443,063
Gross profit	1,450,479	2,261,411

Operating expenses:
Selling, general and administrative	1,126,637	1,091,557
Research and development	946,980	802,382
Total operating expenses	2,073,617	1,893,939
Income (loss) from operations	(623,138)	367,472

Other income (loss), net:
Interest income	2,517	2,321
Income from governmental subsidy	68,947	–
Other loss, net	(12,586)	(41,579)
Total other income (loss), net	58,878	(39,258)
Income (loss) before provision for income taxes	(564,260)	328,214
Income tax (benefit) provision	(136,001)	135,122
Net (loss) income	(428,259)	193,092
Non-controlling interests in net loss (income) of subsidiary at 48.2%	(9,033)	69,449
Net (loss) income attributable to Parent Company	$(437,292)	$262,541

Basic earnings (loss) per share attributable to Parent Company stockholders	$(0.04)	$0.03
Diluted earnings (loss) per share attributable to Parent Company stockholders	$(0.04)	$0.02

Weighted average common shares outstanding – basic	10,520,203	10,471,818
Weighted average common shares outstanding – diluted	10,520,203	10,730,267

Comprehensive income (loss)
Net (loss) income	$(428,259)	$193,092
Translation adjustments	9,584	61,120
Comprehensive (loss) income	(418,675)	254,212
Comprehensive loss (income) attributable to non-controlling interest	(9,033)	69,449
Comprehensive (loss) income attributable to controlling interest	$(427,708)	$323,661

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(428,259)	$193,092
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	32,139	40,855
Amortization of intangible assets	123,406	126,483
Deferred tax (benefit)	(136,001)	(15,996)
Share-based compensation	–	(12,500)
Increase (decrease) in cash due to change in:
Accounts receivable	3,697,069	32,929
Inventories	1,444,511	166,268
Prepaid expenses and other current assets	303	(847)
Advance payments to vendors	60,469	(179,873)
Other assets	338	(4,751)
Accounts payable	(7,076,969)	(2,699,632)
Advance payments from customers	(5,063)	75,697
Accrued liabilities	146	(73,232)
Income tax payable	–	151,118
Net cash used in operating activities	(2,287,911)	(2,200,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,633)	(930)
Payments for capitalized development costs	(194,932)	(82,500)
Purchases of intangible assets	(36,482)	(44,161)
Net cash used in investing activities	(252,047)	(127,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock related to stock options exercised	–	47,100
Net cash provided by financing activities	–	47,100

Effect of foreign currency translation	9,584	61,120
Net decrease in cash and cash equivalents	(2,530,374)	(2,219,760)
Cash and cash equivalents, beginning of period	14,285,001	13,156,754
Cash and cash equivalents, end of period	$11,754,627	$10,936,994

Supplemental disclosure of cash flow information:
Cash received during the periods for:
Interest	$2,517	$–
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2017 included in the Company’s Form 10-K filed on September 28, 2017. The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of September 30, 2017 and June 30, 2017. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of September 30, 2017, the non-controlling interest was $1,010,161, which represents a $9,033 increase from $1,001,128 as of June 30, 2017. The increase was due to the net income of subsidiary of $18,725 for the three months ended September 30, 2017, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended
	September 30,
Net sales:	2017	2016
United States	$7,262,745	$12,522,650
Caribbean and South America	85,000	–
Europe, the Middle East and Africa (“EMEA”)	191,886	128,103
Asia	105,298	53,721
Totals	$7,644,929	$12,704,474

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2017	June 30, 2017
United States	$1,350,494	$1,209,050
Asia	75,425	120,367
Totals	$1,425,919	$1,329,417

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of September 30, 2017 and June 30, 2017.

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

As of September 30, 2017, and June 30, 2017, capitalized product development costs in progress were $100,000 and $360,148, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2017, we incurred $194,932 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $946,980 and $802,382 for the three months ended September 30, 2017 and 2016, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $192,366 and $317,811 for the three months ended September 30, 2017 and 2016, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of September 30, 2017 and June 30, 2017, we have recorded an inventory reserve in the amount of $143,173 for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended September 30, 2017 and June 30, 2017.

The definite lived intangible assets consisted of the following as of September 30, 2017:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	-	$3,802,019	$3,802,019	$–
Complete technology	3 years	0.4 years	6,405	5,337	1,068
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	-	1,121,000	1,121,000	–
Technology in progress	Not Applicable	-	100,000	–	100,000
Software	5 years	2.7 years	275,880	219,420	56,460
Patents	10 years	6.8 years	58,391	5,190	53,201
Certifications & licenses	3 years	2.1 years	3,153,606	2,165,249	988,357
Total as of September 30, 2017			$8,535,698	$7,318,215	$1,217,483

The definite lived intangible assets consisted of the following as of June 30, 2017:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	-	$3,799,617	$3,799,617	$–
Complete technology	3 years	0.5 years	2,402	2,002	400
Complete technology	3 years	0.7 years	6,405	4,804	1,601
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	0.3 years	1,121,000	1,085,969	35,031
Technology in progress	Not Applicable	-	360,148	–	360,148
Software	5 years	2.7 years	239,398	216,829	22,569
Patents	10 years	7.0 years	58,391	4,693	53,698
Certifications & licenses	3 years	1.9 years	2,698,526	2,080,895	617,631
Total as of June 30, 2017			$8,304,284	$7,194,809	$1,109,475

Amortization expense recognized during the three months ended September 30, 2017 and 2016 was $123,406 and $126,483, respectively.

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

As of September 30, 2017, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Stock-based Compensation

The Company’s employee share-based awards result in a cost that is measured at fair value on an award’s grant date, based on the estimated number of awards that are expected to vest. Stock-based compensation is recognized on a straight-line basis over the award’s vesting period. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur. Stock-based compensation costs are reflected in the accompanying consolidated statements of comprehensive income (loss) based upon the underlying recipients' roles within the Company.

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

As of September 30, 2017, we have no material unrecognized tax benefits. We recorded an income tax benefit of $136,001 for the three months ended September 30, 2017. We also recorded a increase in deferred tax asset, non-current, of $136,001 for the three months ended September 30, 2017.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2017, sales to our two largest customers accounted for 65% and 19% of our consolidated net sales, and 67% and 20% of our accounts receivable balance as of September 30, 2017. In the same period in 2016, sales to our two largest customers accounted for 63% and 35% of our consolidated net sales and 62% and 36% of our accounts receivable balance as of September 30, 2016. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2017 and 2016, and no other customers accounted for more than ten percent of total accounts receivable as of September 30, 2017 and 2016.

For the three months ended September 30, 2017, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the three months ended September 30, 2017, we purchased wireless data products from this manufacturer in the amount of $3,793,336, or 84% of total purchases, and had related accounts payable of $4,542,021 as of September 30, 2017. For the three months ended September 30, 2016, we purchased wireless data products from one manufacturing company in the amount of $10,038,063, or 99% of total purchases, and had related accounts payable of $10,047,423 as of September 30, 2016.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution.  However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 was effective for us on July 1, 2017, and will be applied prospectively. Management does not expect that the adoption of this update will materially impact the Company's consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09), which provides guidance improvements to employee share-based payment accounting. The standard amends several aspects of current employee share-based payment accounting including income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for us beginning in our first quarter of fiscal 2018. Management does not expect that the adoption of this update will materially impact the Company's consolidated financial statements given the Company's limited use of stock options.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606)(ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. We are currently evaluating the impact of adopting these new standards on our consolidated financial statements. All of these new standards will be effective for us concurrently with ASU 2014-09, beginning in our first quarter of fiscal 2019, and early adoption is permitted.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2017	June 30, 2017
Machinery and facility	$304,930	$303,986
Office equipment	384,046	380,473
Molds	984,722	968,606
	1,673,698	1,653,065
Less accumulated depreciation	(1,465,262)	(1,433,123)
Total	$208,436	$219,942

Depreciation expense associated with property and equipment was $32,139 and $40,855 for the three months ended September 30, 2017 and 2016, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2017	June 30, 2017
Accrued salaries, payroll deductions owed to government entities	$46,968	$45,278
Accrued vacation	58,898	56,612
Taxes	4,097	3,305
Other accrued liabilities	178,525	183,147
Total	$288,488	$288,342

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

For the three months ended September 30, 2017, we were in a net loss position and have excluded 399,000 stock options from the calculation of diluted net loss per shares because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings (loss) per share is as follows:

	Three Months Ended September 30,
	2017	2016
Net income (loss) attributable to Parent Company	$(437,292)	$262,541

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,520,203	10,471,818
Dilutive effect of common stock equivalents arising from stock options	–	258,449
Diluted shares outstanding	10,520,203	10,730,267
Basic earnings (loss) per share	$(0.04)	$0.03
Diluted earnings (loss) per share	$(0.04)	$0.02

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,344 for the three months ended September 30, 2017 and 2016.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expired on September 1, 2017 and was extended to September 1, 2019. FTI leases additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, under a lease that expired on September 1, 2017 and was extended to September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2017 and 2016.

We lease one corporate housing facility in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired September 5, 2017 and was extended to September 4, 2018. Rent expense related to this lease was $2,527 and $2,560 for the three months ended September 30, 2017 and 2016, respectively.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of these matters will have any material adverse effect on the Company.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the three months ended September 30, 2017.

A summary of the status of our stock options is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2017	399,000	$1.12	4.05	$451,820
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of September 30, 2017	399,000	$1.12	3.80	$551,570

Exercisable as of September 30, 2017	399,000	$1.12	3.80	$551,570

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.50 as of September 30, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2017, in the amount of 399,000 shares, was $1.03 per share.

As of September 30, 2017, there was no unrecognized compensation cost related to non-vested stock options granted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2017, filed on September 28, 2017.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2017, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2017.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2017 and 2016, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2017		2016

Net sales	100.0%		100.0%
Cost of goods sold	81.0%		82.2%
Gross profit	19.0%		17.8%
Operating expenses	27.2%		14.9%
Income (loss) from operations	(8.2%	)	2.9%
Other income (loss), net	0.8%		(0.3%	)
Net income (loss) before income taxes	(7.4%	)	2.6%
Income tax provision (benefit)	(1.8%	)	1.1%
Net income (loss)	(5.6%	)	1.5%
Non-controlling interest in net loss (income) of subsidiary	(0.1%	)	0.6%
Net income (loss) attributable to Parent Company stockholders	(5.7%	)	2.1%

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

NET SALES - Net sales decreased by $5,059,545, or 39.8%, to $7,644,929 for the three months ended September 30, 2017 from $12,704,474 for the corresponding period of 2016. For the three months ended September 30, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $7,262,745 (95.0% of net sales), $85,000 (1.1% of net sales), $191,886 (2.5% of net sales) and $105,298 (1.4% of net sales), respectively. For the three months ended September 30, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $12,522,650 (98.6% of net sales), $0, $128,103 (1.0% of net sales) and $53,721 (0.4% of net sales), respectively.

Net sales in the United States decreased by $5,259,905, or 42.0%, to $7,262,745 for the three months ended September 30, 2017 from $12,522,650 for the corresponding period of 2016. The decrease in net sales was primarily due to lower product demand from two carrier customers. Net sales in the South American and Caribbean regions increased to $85,000 for the three months ended September 30, 2017 from $0 for the three months ended September 30, 2016.   The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA increased by $63,783, or 49.8%, to $191,886 for the three months ended September 30, 2017 from $128,103 for the corresponding period of 2016. The increase in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $51,577, or 96.0%, to $105,298 for the three months ended September 30, 2017 from $53,721 for the corresponding period of 2016. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $810,932, or 35.9%, to $1,450,479 for the three months ended September 30, 2017 from $2,261,411 for the corresponding period of 2016. The gross profit in terms of net sales percentage was 19.0% for the three months ended September 30, 2017 compared to 17.8% for the corresponding period of 2016. The decrease in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $179,678, or 9.5%, to $2,073,617 for the three months ended September 30, 2017 from $1,893,939 for the corresponding period of 2016. The increase in operating expenses was primarily due to higher research and development expenses resulting from headcount growth and higher overall payroll expenses, as well as increases in selling, general and administrative costs due to higher payroll and travel expenses, which were partially offset by decreased shipping and handling costs due to the lower volume of product shipments.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $98,136 to $58,878 for the three months ended September 30, 2017 from ($39,258) for the corresponding period of 2016. The increase in other income (loss), net was primarily due to product development funding received by FTI from a government entity.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending from the date of the filing of this Form 10-Q. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of September 30, 2017 consisted of cash and cash equivalents of $11,754,627.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the three months ended September 30, 2017 and 2016 was $2,287,911 and $2,200,389, respectively.

The $2,287,911 in net cash used in operating activities for the three months ended September 30, 2017 was primarily due to the decrease in accounts payable of $7,076,969 as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the decreases in accounts receivable and inventories of $3,697,069 and $1,444,511, respectively.

The $2,200,389 in net cash used in operating activities for the three months ended September 30, 2016 was primarily due to the decrease in accounts payable of $2,699,632, which was partially offset by our operating results (net income adjusted for depreciation, amortization and other non-cash charges).

INVESTING ACTIVITIES – Net cash used in investing activities for the three months ended September 30, 2017 and 2016 was $252,047 and $127,591, respectively.

The $252,047 in net cash used in investing activities for the three months ended September 30, 2017 was primarily due to the payments for capitalized product development of $194,932 as well as the purchase of intangible assets of $36,482.

The $127,591 in net cash used in investing activities for the three months ended September 30, 2016 was primarily due to the payments for capitalized product development of $82,500 as well as the purchase of intangible assets of $44,161.

FINANCING ACTIVITIES – Net cash provided by investing activities for the three months ended September 30, 2017 and 2016 was $0 and $47,100, respectively.

The $47,100 in net cash provided by financing activities for the three months ended September 30, 2016 was due to the cash received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,344 for the three months ended September 30, 2017 and 2016.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expired on September 1, 2017 and was extended to September 1, 2019. FTI leases additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, under a lease that expired on September 1, 2017 and was extended to September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2017 and 2016.

We lease one corporate housing facility in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired September 5, 2017 and was extended to September 4, 2018. Rent expense related to this lease was $2,527 and $2,560 for the three months ended September 30, 2017 and 2016, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the three months ended September 30, 2017, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on September 28, 2017 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

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
Dated: November 14, 2017

