Form 10-Q
period 2017-12-31
FRANKLIN WIRELESS CORP
filed 2018-02-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The Registrant has 10,520,203 shares of common stock outstanding as of February 14, 2018.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	June 30,
	(unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$13,501,101	$14,285,001
Accounts receivable	6,717,793	10,993,191
Other receivables, net	21,632	79,021
Inventories, net	1,512,788	3,379,065
Prepaid expenses and other current assets	15,892	19,135
Prepaid income taxes	28,240	28,240
Advance payments to vendors	151,787	127,100
Total current assets	21,949,233	28,910,753
Property and equipment, net	177,348	219,942
Intangible assets, net	1,126,116	1,109,475
Deferred tax assets, non-current	1,563,637	1,661,906
Goodwill	273,285	273,285
Other assets	144,485	136,652
TOTAL ASSETS	$25,234,104	$32,312,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,967,397	$12,862,564
Advance payments from customers	153	51,997
Accrued liabilities	270,014	288,342
Total current liabilities	7,237,564	13,202,903
Total liabilities	7,237,564	13,202,903
Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2017 and June 30, 2017	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,520,203 shares issued and outstanding as of December 31, 2017 and June 30, 2017	13,922	13,922
Additional paid-in capital	7,375,322	7,375,322
Retained earnings	14,677,720	15,846,022
Treasury stock, 3,472,286 shares as of December 31, 2017 and June 30, 2017	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(535,622)	(613,805)
Total Parent Company stockholders’ equity	17,017,863	18,107,982
Non-controlling interests	978,677	1,001,128
Total stockholders’ equity	17,996,540	19,109,110
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,234,104	$32,312,013

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	$8,351,683	$14,352,962	$15,996,612	$27,057,436
Cost of goods sold	6,963,097	11,455,427	13,157,547	21,898,490
Gross profit	1,388,586	2,897,535	2,839,065	5,158,946

Operating expenses:
Selling, general and administrative	951,705	1,375,655	2,078,342	2,467,212
Research and development	949,752	895,077	1,896,732	1,697,459
Total operating expenses	1,901,457	2,270,732	3,975,074	4,164,671
Income (loss) from operations	(512,871)	626,803	(1,136,009)	994,275

Other income (loss), net:
Interest income	2,517	2,229	5,034	4,550
Other (loss) income, net	(17,019)	174,564	39,342	132,985
Total other (loss) income, net	(14,502)	176,793	44,376	137,535
Income (loss) before provision for income taxes	(527,373)	803,596	(1,091,633)	1,131,810
Income tax provision	235,121	260,058	99,120	395,180
Net (loss) income	(762,494)	543,538	(1,190,753)	736,630
Non-controlling interests in net loss (income) of subsidiary at 48.2%	31,484	(18,200)	22,451	51,249
Net (loss) income attributable to Parent Company	$(731,010)	$525,338	$(1,168,302)	$787,879

Basic earnings (loss) per share attributable to Parent Company stockholders	$(0.07)	$0.05	$(0.11)	$0.08
Diluted earnings (loss) per share attributable to Parent Company stockholders	$(0.07)	$0.05	$(0.11)	$0.07

Weighted average common shares outstanding – basic	10,520,203	10,495,994	10,520,203	10,483,870
Weighted average common shares outstanding – diluted	10,520,203	10,754,573	10,520,203	10,742,449

Comprehensive income
Net (loss) income	$(762,494)	$543,538	$(1,190,753)	$736,630
Translation adjustments	68,599	(89,732)	78,183	(28,612)
Comprehensive (loss) income	(693,895)	453,806	(1,112,570)	708,018
Comprehensive loss (income) attributable to non-controlling interest	31,484	(18,200)	22,451	51,249
Comprehensive (loss) income attributable to controlling interest	$(662,411)	$435,606	$(1,090,119)	$759,267

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,190,753)	$736,630
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from the forgiven debt	(2,337)	–
Depreciation	63,903	76,216
Amortization of intangible assets	246,352	241,338
Deferred tax asset (benefit)	98,269	(12,052)
Share-based compensation	–	(25,000)
Increase (decrease) in cash due to change in:
Accounts receivable	4,332,787	(1,378,101)
Inventories	1,866,277	105,384
Prepaid expenses and other current assets	3,243	(6,970)
Advance payments to vendors	(24,687)	(157,686)
Other assets	(7,833)	5,424
Accounts payable	(5,892,830)	(1,444,843)
Advance payments from customers	(51,844)	28,515
Accrued liabilities	(18,328)	85,809
Income tax payable	–	396,185
Net cash used in operating activities	(577,781)	(1,349,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,309)	(13,117)
Payments for capitalized development costs	(224,485)	(124,047)
Purchases of intangible assets	(38,508)	(56,661)
Net cash used in investing activities	(284,302)	(193,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock related to stock options exercised	–	100,800
Net cash provided by financing activities	–	100,800

Effect of foreign currency translation	78,183	(28,612)
Net decrease in cash and cash equivalents	(783,900)	(1,470,788)
Cash and cash equivalents, beginning of period	14,285,001	13,156,754
Cash and cash equivalents, end of period	$13,501,101	$11,685,966
Supplemental disclosure of cash flow information:
Cash received (paid) during the periods for:
Interest	$5,034	$4,550
Income taxes	$(800)	$(10,800)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of December 31, 2017 and June 30, 2017. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of December 31, 2017, the non-controlling interest was $978,677, which represents a $22,451 decrease from $1,001,128 as of June 30, 2017. The decrease was due to the net loss of subsidiary of $46,540 for the six months ended December 31, 2017, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales:
United States	$8,136,551	$14,013,785	$15,399,296	$26,536,435
Caribbean and South America	149,970	157,500	234,970	157,500
Europe, the Middle East and Africa (“EMEA”)	2,336	160,911	194,222	289,014
Asia	62,826	20,766	168,124	74,487
Totals	$8,351,683	$14,352,962	$15,996,612	$27,057,436

	December 31, 2017	June 30, 2017
Long-lived assets, net (property and equipment and intangible assets):
United States	$1,238,805	$1,209,050
Asia	64,659	120,367
Totals	$1,303,464	$1,329,417

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of December 31, 2017 and June 30, 2017.

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

As of December 31, 2017, and June 30, 2017, capitalized product development costs in progress were $121,420 and $360,148, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three and six months ended December 31, 2017, we incurred $29,553 and $224,485, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $949,752 and $895,077 for the three months ended December 31, 2017 and 2016, respectively, and $1,896,732 and $1,697,459 for the six months ended December 31, 2017 and 2016, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $190,468 and $561,801 for the three months ended December 31, 2017 and 2016, respectively, and $382,835 and $879,612 for the six months ended December 31, 2017 and 2016, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of December 31, 2017, and June 30, 2017, we have recorded an inventory reserve in the amount of $148,900 for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended December 31, 2017 and June 30, 2017.

The definite lived intangible assets consisted of the following as of December 31, 2017:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.1 years	6,405	5,871	534
Complete technology	3 years	3.0 years	18,397	–	18,397
Technology in progress	Not Applicable	–	121,420	–	121,420
Software	5 years	3.3 years	277,906	224,563	53,343
Patents	10 years	6.5 years	58,391	5,689	52,702
Certifications & licenses	3 years	1.6 years	3,161,739	2,282,019	879,720
Total as of December 31, 2017			$3,644,258	$2,518,142	$1,126,116

The definite lived intangible assets consisted of the following as of June 30, 2017:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.5 years	2,402	2,002	400
Complete technology	3 years	0.7 years	6,405	4,804	1,601
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	0.3 years	1,121,000	1,085,969	35,031
Technology in progress	Not Applicable	-	360,148	–	360,148
Software	5 years	2.7 years	239,398	216,829	22,569
Patents	10 years	7.0 years	58,391	4,693	53,698
Certifications & licenses	3 years	1.9 years	2,698,526	2,080,895	617,631
Total as of June 30, 2017			$4,504,667	$3,395,192	$1,109,475

Amortization expense recognized during the three months ended December 31, 2017 and 2016 was $122,946 and $114,855, respectively, and during the six months ended December 31, 2017 and 2016 was $246,352 and $241,338, respectively.

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

As of December 31, 2017, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2017, we have no material unrecognized tax benefits. We recorded an income tax provision of $235,121 and $99,120 for the three and six months ended December 31, 2017, respectively, and a decrease in deferred tax asset, non-current, of $234,270 and $98,269 for the three and six months ended December 31, 2017.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act includes a provision to reduce the federal corporate income tax rate to a flat 21% effective for taxable years beginning on or after January 1, 2018. ASC 740 provides that deferred tax assets and liabilities are to be measured at the enacted rate, which is expected to apply when the related temporary differences are to be realized or settled, and the related tax impact is recognized through continuing operations in the period in which tax legislation is enacted. Accordingly, the Company remeasured its deferred tax assets as of December 31, 2017, resulting in an approximate $400,000 decrease, which was included as a component of the income tax provision recognized for the three and six months ended December 31, 2017.

Additionally, the Act requires under Internal Revenue Code (“IRC”) Section 965 a deemed repatriation of post-1986 undistributed foreign earnings. Under the provision, U.S. taxpayers are subject to a special tax on previously untaxed foreign income held in the foreign subsidiaries in the tax year 2017. The Company has not performed a formal analysis to determine the post-1986 earnings and has insufficient information to determine an estimate as of the date of the filing of this Form 10-Q. Accordingly, no provision has been recognized with respect to the IRC Section 965 tax.  Once the formal analysis is completed and the tax amount is determined, a provision adjustment may be recorded in the Company’s consolidated financial statements.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2017, sales to our three largest customers accounted for 54%, 17% and 13% of our consolidated net sales, and 49%, 31% and 10% of our accounts receivable balance as of December 31, 2017. In the same period in 2016, sales to our two largest customers accounted for 63% and 35% of our consolidated net sales and 62% and 36% of our accounts receivable balance as of December 31, 2016. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2017 and 2016, and no other customers accounted for more than ten percent of total accounts receivable as of December 31, 2017 and 2016.

For the six months ended December 31, 2017, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the six months ended December 31, 2017, we purchased wireless data products from this manufacturer in the amount of $9,865,506, or 90% of total purchases, and had related accounts payable of $6,108,544 as of December 31, 2017. For the six months ended December 31, 2016, we purchased wireless data products from one manufacturing company in the amount of $21,202,246, or 99% of total purchases, and had related accounts payable of $11,172,150 as of December 31, 2016.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution. However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 was effective for us on July 1, 2017, and will be applied prospectively. The adoption of this update will not materially impact the Company's consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09), which provides guidance improvements to employee share-based payment accounting. The standard amends several aspects of current employee share-based payment accounting including income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for us beginning in our first quarter of fiscal 2018. The adoption of this update will not materially impact the Company's consolidated financial statements given the Company's limited use of stock options.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) (ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. All of these new standards will be effective for us concurrently with ASU 2014-09, beginning in our first quarter of fiscal 2019, and early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial statements. Our implementation approach includes performing a detailed study of the various types of agreements that we have with our customers and assessing conformity of our current accounting practices with the new standards.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2017	June 30, 2017
Machinery and facility	$305,292	$303,986
Office equipment	384,362	380,473
Molds	984,720	968,606
	1,674,374	1,653,065
Less accumulated depreciation	(1,497,026)	(1,433,123)
Total	$177,348	$219,942

Depreciation expense associated with property and equipment was $31,764 and $35,361 the three months ended December 31, 2017 and 2016, respectively, and $63,903 and $76,216 for the six months ended December 31, 2017 and 2016, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2017	June 30, 2017
Accrued salaries, payroll deductions owed to government entities	$52,390	$45,278
Accrued vacation	43,285	56,612
Taxes	438	3,305
Other accrued liabilities	173,901	183,147
Total	$270,014	$288,342

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

For the three and six months ended December 31, 2017, we were in a net loss position and have excluded 399,000 stock options from the calculation of diluted net loss per shares because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings (loss) per share is as follows:

	Three Months ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income (loss) attributable to Parent Company	$(731,010)	$525,338	$(1,168,302)	$787,879

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,520,203	10,495,994	10,520,203	10,483,870
Dilutive effect of common stock equivalents arising from stock options	–	258,579	–	258,579
Diluted shares outstanding	10,520,203	10,754,573	10,520,203	10,742,449
Basic earnings (loss) per share	$(0.07)	$0.05	$(0.11)	$0.08
Diluted earnings (loss) per share	$(0.07)	$0.05	$(0.11)	$0.07

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,345 for the three months ended December 31, 2017 and 2016, and $138,690 for the six months ended December 31, 2017 and 2016.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expired on September 1, 2017 and was extended to September 1, 2019. FTI leases additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, under a lease that expired on September 1, 2017 and was extended to September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2017 and 2016, and approximately $64,200 for the six months ended December 31, 2017 and 2016.

We lease one corporate housing facility in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired September 5, 2017 and was extended to September 4, 2018. Rent expense related to this lease was approximately $2,190 and $2,429 for the three months ended December 31, 2017 and 2016, and approximately $4,494 and $4,989 for the six months ended December 31, 2017 and 2016.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the three and six months ended December 31, 2017.

A summary of the status of our stock options is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2017	399,000	$1.12	4.05	$451,820
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of December 31, 2017	399,000	$1.12	3.55	$372,020

Exercisable as of December 31, 2017	399,000	$1.12	3.55	$372,020

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.05 as of December 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2017, in the amount of 399,000 shares, was $1.03 per share.

As of December 31, 2017, there was no unrecognized compensation cost related to non-vested stock options granted.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2017, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended December 31, 2017.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2017 and 2016, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.4%	79.8%	82.3%	80.9%
Gross profit	16.6%	20.2%	17.7%	19.1%
Operating expenses	22.8%	15.8%	24.8%	15.4%
Income (loss) from operations	(6.2%)	4.4%	(7.1%)	3.7%
Other income (expense), net	(0.2%)	1.2%	0.3%	0.5%
Net income (loss) before income taxes	(6.4%)	5.6%	(6.8%)	4.2%
Income tax provision	2.8%	1.8%	0.6%	1.5%
Net income (loss)	(9.2%)	3.8%	(7.4%)	2.7%
Non-controlling interest in net loss (income) of subsidiary	0.4%	(0.1%)	0.1%	0.2%
Net income (loss) attributable to Parent Company stockholders	(8.8%)	3.7%	7.3%	2.9%

THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2016

NET SALES - Net sales decreased by $6,001,279, or 41.8%, to $8,351,683 for the three months ended December 31, 2017 from $14,352,962 for the corresponding period of 2016. For the three months ended December 31, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $8,136,551 (97.4% of net sales), $149,970 (1.8% of net sales), $2,336 (0.0% of net sales) and $62,826 (0.8% of net sales), respectively. For the three months ended December 31, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $14,013,785 (97.6% of net sales), $157,500 (1.1% of net sales), $160,911 (1.1% of net sales) and $20,766 (0.2% of net sales), respectively.

Net sales in the United States decreased by $5,877,234, or 41.9%, to $8,136,551 for the three months ended December 31, 2017 from $14,013,785 for the corresponding period of 2016. The decrease in net sales was primarily due to lower product demand from two carrier customers, which was partially offset by the launch of two new products, one of which was sold to a new customer. Net sales in the South American and Caribbean regions decreased by $7,530, or 4.8%, to $149,970 for the three months ended December 31, 2017 from $157,500 for the three months ended December 31, 2016. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $158,575, or 98.5%, to $2,336 for the three months ended December 31, 2017 from $160,911 for the corresponding period of 2016. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $42,060, or 202.5%, to $62,826 for the three months ended December 31, 2017 from $20,766 for the corresponding period of 2016. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $1,508,949, or 52.1%, to $1,388,586 for the three months ended December 31, 2017 from $2,897,535 for the corresponding period of 2016.  The gross profit in terms of net sales percentage was 16.6% for the three months ended December 31, 2017 compared to 20.2% for the corresponding period of 2016. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $369,275, or 16.3%, to $1,901,457 for the three months ended December 31, 2017 from $2,270,732 for the corresponding period of 2016. The decrease in operating expenses was primarily due to lower shipping and handling costs resulting from the decreased volume of product shipments, which was partially offset by the increase in research and development expenses due to headcount growth.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $191,295 to ($14,502) for the three months ended December 31, 2017 from $176,793 for the corresponding period of 2016. The decrease in other income (loss), net was primarily due to unfavorable changes in foreign currency exchange rates that occurred during the three months ended December 31, 2017. During the three months ended December 31, 2016, other income (loss), net included favorable changes in foreign currency exchange rates as well as higher product development funding received by FTI from a government entity compared to the three months ended December 31, 2017.

SIX MONTHS ENDED DECEMBER 31, 2017 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2016

NET SALES - Net sales decreased by $11,060,824, or 40.9%, to $15,996,612 for the six months ended December 31, 2017 from $27,057,436 for the corresponding period of 2016. For the six months ended December 31, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $15,399,296 (96.3% of net sales), $234,970 (1.5% of net sales), $194,222 (1.2% of net sales) and $168,124 (1.0% of net sales), respectively. For the six months ended December 31, 2016, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $26,536,435 (98.1% of net sales), $157,500 (0.6% of net sales), $289,014 (1.0% of net sales) and $74,487 (0.3% of net sales), respectively.

Net sales in the United States decreased by $11,137,139, or 42.0%, to $15,399,296 for the six months ended December 31, 2017 from $26,536,435 for the corresponding period of 2016. The decrease in net sales was primarily due to lower product demand from two carrier customers, which was partially offset by the launch of two new products, one of which was sold to a new customer. Net sales in the South American and Caribbean regions increased by $77,470, 49.2%, to $234,970 for the six months ended December 31, 2017 from $157,500 for the six months ended December 31, 2016. The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $94,792, or 32.8%, to $194,222 for the six months ended December 31, 2017 from $289,014 for the corresponding period of 2016. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $93,637, or 125.7%, to $168,124 for the six months ended December 31, 2017 from $74,487 for the corresponding period of 2016. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $2,319,881, or 45.0%, to $2,839,065 for the six months ended December 31, 2017 from $5,158,946 for the corresponding period of 2016.  The gross profit in terms of net sales percentage was 17.7% for the six months ended December 31, 2017 compared to 19.1% for the corresponding period of 2016. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $189,597, or 4.6%, to $3,975,074 for the six months ended December 31, 2017 from $4,164,671 for the corresponding period of 2016. The decrease in operating expenses was primarily due to lower shipping and handling costs resulting from the decreased volume of product shipments, which was partially offset by the increase in research and development expenses due to headcount growth and overall payroll expenses.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $93,159, or 2.2%, to $44,376 for the six months ended December 31, 2017 from $137,535 for the corresponding period of 2016. The decrease in other income (loss), net was primarily due to unfavorable changes in foreign currency exchange rates that occurred during the six months ended December 31, 2017. During the six months ended December 31, 2016, other income (loss), net included favorable changes in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending from the date of the filing of this Form 10-Q.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of December 31, 2017 consisted of cash and cash equivalents of $13,501,101.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the six months ended December 31, 2017 and 2016 was $577,781 and $1,349,151, respectively.

The $577,781 in net cash used in operating activities for the six months ended December 31, 2017 was primarily due to the decrease in accounts payable of $5,892,830 as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the decreases in accounts receivable and inventories of $4,332,787 and $1,866,277, respectively.

The $1,349,151 in net cash used in operating activities for the six months ended December 31, 2016 was primarily due to the decrease in accounts payable of $1,444,843 and the increase in accounts receivable of $1,378,101, which were partially offset by our operating results (net income adjusted for depreciation, amortization and other non-cash charges).

INVESTING ACTIVITIES – Net cash used in investing activities for the six months ended December 31, 2017 and 2016 was $284,302 and $193,825, respectively.

The $284,302 in net cash used in investing activities for the six months ended December 31, 2017 was primarily due to the payments for capitalized product development of $224,485 as well as the purchases of intangible assets of $38,508.

The $193,825 in net cash used in investing activities for the six months ended December 31, 2016 was primarily due to the payments for capitalized product development and purchases of intangible assets of $124,047 and $56,661, respectively.

FINANCING ACTIVITIES – Net cash provided by investing activities for the six months ended December 31, 2017 and 2016 was $0 and $100,800, respectively.

The $100,800 in net cash provided by financing activities for the six months ended December 31, 2016 was due to the cash received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,345 for the three months ended December 31, 2017 and 2016, and $138,690 for the six months ended December 31, 2017 and 2016.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expired on September 1, 2017 and was extended to September 1, 2019. FTI leases additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, under a lease that expired on September 1, 2017 and was extended to September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2017 and 2016, and approximately $64,200 for the six months ended December 31, 2017 and 2016.

We lease one corporate housing facility in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired September 5, 2017 and was extended to September 4, 2018. Rent expense related to this lease was approximately $2,190 and $2,429 for the three months ended December 31, 2017 and 2016, and approximately $4,494 and $4,989 for the six months ended December 31, 2017 and 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the six months ended December 31, 2017, contained within this Quarterly Report on Form 10-Q.

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
Dated: February 14, 2018

