Form 10-Q
period 2018-03-31
FRANKLIN WIRELESS CORP
filed 2018-05-15
CIK 722572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The Registrant has 10,570,203 shares of common stock outstanding as of May 15, 2018.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	June 30,
	(unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$12,070,658	$14,285,001
Accounts receivable	6,216,009	10,993,191
Other receivables, net	62,862	79,021
Inventories, net	1,356,352	3,379,065
Prepaid expenses and other current assets	20,251	19,135
Prepaid income taxes	28,240	28,240
Advance payments to vendors	134,319	127,100
Total current assets	19,888,691	28,910,753
Property and equipment, net	147,656	219,942
Intangible assets, net	1,076,241	1,109,475
Deferred tax assets, non-current	1,744,174	1,661,906
Goodwill	273,285	273,285
Other assets	145,043	136,652
TOTAL ASSETS	$23,275,090	$32,312,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,142,917	$12,862,564
Advance payments from customers	911	51,997
Accrued liabilities	261,270	288,342
Total current liabilities	5,405,098	13,202,903
Total liabilities	5,405,098	13,202,903

Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2018 and June 30, 2017	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,570,203 and 10,520,203 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	13,972	13,922
Additional paid-in capital	7,442,272	7,375,322
Retained earnings	14,536,998	15,846,022
Treasury stock, 3,472,286 shares as of March 31, 2018 and June 30, 2017	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(540,189)	(613,805)
Total Parent Company stockholders’ equity	16,939,574	18,107,982
Non-controlling interests	930,418	1,001,128
Total stockholders’ equity	17,869,992	19,109,110
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,275,090	$32,312,013

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales	$6,565,442	$9,748,910	$22,562,054	$36,806,346
Cost of goods sold	5,121,593	7,798,910	18,279,140	29,697,400
Gross profit	1,443,849	1,950,000	4,282,914	7,108,946

Operating expenses:
Selling, general and administrative	1,124,113	1,142,211	3,202,455	3,609,423
Research and development	744,794	892,430	2,641,526	2,589,889
Total operating expenses	1,868,907	2,034,641	5,843,981	6,199,312
Income (loss) from operations	(425,058)	(84,641)	(1,561,067)	909,634

Other income, net:
Interest income	2,479	2,202	7,513	6,752
Other income, net	51,423	40,731	90,765	173,716
Total other (loss) income, net	53,902	42,933	98,278	180,468
Income (loss) before provision for income taxes	(371,156)	(41,708)	(1,462,789)	1,090,102
Income tax provision (benefit)	(182,175)	(54,730)	(83,055)	340,450
Net (loss) income	(188,981)	13,022	(1,379,734)	749,652
Non-controlling interests in net loss of subsidiary at 48.2%	48,259	60,456	70,710	111,705
Net (loss) income attributable to Parent Company	$(140,722)	$73,478	$(1,309,024)	$861,357

Basic earnings (loss) per share attributable to Parent Company stockholders	$(0.01)	$0.01	$(0.12)	$0.08
Diluted earnings (loss) per share attributable to Parent Company stockholders	$(0.01)	$0.01	$(0.12)	$0.08

Weighted average common shares outstanding – basic	10,570,203	10,519,394	10,570,203	10,495,573
Weighted average common shares outstanding – diluted	10,570,203	10,785,279	10,570,203	10,761,458

Comprehensive income
Net (loss) income	$(188,981)	$13,022	$(1,379,734)	$749,652
Translation adjustments	(4,567)	71,071	73,616	42,459
Comprehensive (loss) income	(193,548)	84,093	(1,306,118)	792,111
Comprehensive loss attributable to non-controlling interest	48,259	60,456	70,710	111,705
Comprehensive (loss) income attributable to controlling interest	$(145,289)	$144,549	$(1,235,408)	$903,816

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,379,734)	$749,652
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	94,084	113,837
Amortization of intangible assets	363,140	353,369
Deferred tax asset (benefit)	(82,268)	(15,795)
Share-based compensation	–	(25,000)
Increase (decrease) in cash due to change in:
Accounts receivable	4,793,341	2,786,327
Inventories	2,022,713	1,034,542
Prepaid expenses and other current assets	(1,116)	(3,659)
Advance payments to vendors	(7,219)	(169,859)
Other assets	(8,391)	(3,055)
Accounts payable	(7,719,647)	(6,075,908)
Advance payments from customers	(51,086)	302,429
Accrued liabilities	(27,072)	53,477
Income tax payable	–	355,380
Net cash used in operating activities	(2,003,255)	(544,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,798)	(45,199)
Payments for capitalized development costs	(291,386)	(180,578)
Purchases of intangible assets	(38,520)	(56,661)
Net cash used in investing activities	(351,704)	(282,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock related to stock options exercised	67,000	104,820
Net cash provided by financing activities	67,000	104,820

Effect of foreign currency translation	73,616	42,459
Net decrease in cash and cash equivalents	(2,214,343)	(679,422)
Cash and cash equivalents, beginning of period	14,285,001	13,156,754
Cash and cash equivalents, end of period	$12,070,658	$12,477,332

Supplemental disclosure of cash flow information:
Cash received (paid) during the periods for:
Interest	$7,513	$–
Income taxes	$(800)	$(10,800)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of March 31, 2018 and June 30, 2017. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2018, the non-controlling interest was $930,418, which represents a $70,710 decrease from $1,001,128 as of June 30, 2017. The decrease was due to the net loss of subsidiary of $146,580 for the nine months ended March 31, 2018, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2018	2017	2018	2017
United States	$6,414,074	$9,407,328	$21,813,370	$35,943,763
Caribbean and South America	–	94,500	234,970	252,000
Europe, the Middle East and Africa (“EMEA”)	138,799	219,064	333,021	508,078
Asia	12,569	28,018	180,693	102,505
Totals	$6,565,442	$9,748,910	$22,562,054	$36,806,346

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2018	June 30, 2017
United States	$1,171,362	$1,209,050
Asia	52,535	120,367
Totals	$1,223,897	$1,329,417

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of March 31, 2018 and June 30, 2017.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured, and delivery of products has occurred, or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the products to customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a warranty for one year from the shipment date, which is covered by our vendors pursuant to purchase agreements. Any net warranty related expenditures made by us have not historically been material. Under our sales return policy, customers may generally return products that are under warranty for repair or replacement.

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

As of March 31, 2018, and June 30, 2017, capitalized product development costs in progress were $100,000 and $360,148, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three and nine months ended March 31, 2018, we incurred $66,901 and $291,386, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $744,794 and $892,430 for the three months ended March 31, 2018 and 2017, respectively, and $2,641,526 and $2,589,889 for the nine months ended March 31, 2018 and 2017, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $177,623 and $220,998 for the three months ended March 31, 2018 and 2017, respectively, and $560,458 and $1,100,610 for the nine months ended March 31, 2018 and 2017, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of March 31, 2018, and June 30, 2017, we have recorded an inventory reserve in the amount of $148,900 for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended March 31, 2018 and June 30, 2017.

The definite lived intangible assets consisted of the following as of March 31, 2018:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	18,397	–	18,397
Technology in progress	Not Applicable	–	100,000	–	100,000
Software	5 years	2.5 years	277,918	229,773	48,145
Patents	10 years	6.3 years	58,391	6,186	52,205
Certifications & licenses	3 years	1.5 years	3,250,061	2,392,567	857,494
Total as of March 31, 2018			$3,704,767	$2,628,526	$1,076,241

The definite lived intangible assets consisted of the following as of June 30, 2017:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.5 years	2,402	2,002	400
Complete technology	3 years	0.7 years	6,405	4,804	1,601
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	0.3 years	1,121,000	1,085,969	35,031
Technology in progress	Not Applicable	-	360,148	–	360,148
Software	5 years	2.7 years	239,398	216,829	22,569
Patents	10 years	7.0 years	58,391	4,693	53,698
Certifications & licenses	3 years	1.9 years	2,698,526	2,080,895	617,631
Total as of June 30, 2017			$4,504,667	$3,395,192	$1,109,475

Amortization expense recognized during the three months ended March 31, 2018 and 2017 was $116,788 and $112,031 respectively, and during the nine months ended March 31, 2018 and 2017 was $363,140 and $353,369, respectively.

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

As of March 31, 2018, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2018, we have no material unrecognized tax benefits. We recorded an income tax benefit of $182,175 and $83,055 for the three and nine months ended March 31, 2018, respectively, and an increase in deferred tax asset, non-current, of $180,537 and $82,268 for the three and nine months ended March 31, 2018.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act includes a provision to reduce the federal corporate income tax rate to a flat 21% effective for taxable years beginning on or after January 1, 2018. ASC 740 provides that deferred tax assets and liabilities are to be measured at the enacted rate, which is expected to apply when the related temporary differences are to be realized or settled, and the related tax impact is recognized through continuing operations in the period in which tax legislation is enacted. Accordingly, the Company remeasured its deferred tax assets as of December 31, 2017, resulting in an approximate $400,000 decrease, which was included as a component of the income tax provision recognized for the nine months ended March 31, 2018.

Additionally, the Act requires under Internal Revenue Code (“IRC”) Section 965 a deemed repatriation of post-1986 undistributed foreign earnings. Under the provision, U.S. taxpayers are subject to a special tax on previously untaxed foreign income held in the foreign subsidiaries in the tax year 2017. The Company has not performed a formal analysis to determine the post-1986 earnings and has insufficient information to determine an estimate as of the date of the filing of this Form 10-Q.  Accordingly, no provision has been recognized with respect to the IRC Section 965 tax.  Once the formal analysis is completed in connection with our fiscal year end and the tax amount is determined, a provision adjustment may be recorded in the Company’s consolidated financial statements.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2018, sales to our three largest customers accounted for 55%, 19% and 12% of our consolidated net sales, and 58%, 34% and 0% of our accounts receivable balance as of March 31, 2018. In the same period in 2017, sales to our two largest customers accounted for 67% and 30% of our consolidated net sales and 78% and 15% of our accounts receivable balance as of March 31, 2017. No other customers accounted for more than ten percent of total net sales for the nine months ended March 31, 2018 and 2017, and no other customers accounted for more than ten percent of total accounts receivable as of March 31, 2018 and 2017.

For the nine months ended March 31, 2018, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the nine months ended March 31, 2018, we purchased wireless data products from this manufacturer in the amount of $14,004,980, or 89% of total purchases, and had related accounts payable of $4,133,501 as of March 31, 2018. For the nine months ended March 31, 2017, we purchased wireless data products from one manufacturing company in the amount of $27,336,612, or 97% of total purchases, and had related accounts payable of $6,381,423 as of March 31, 2017.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution. However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 was effective for us on July 1, 2017 and was applied prospectively. The adoption of this update did not materially impact the Company's consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09), which provides guidance improvements to employee share-based payment accounting. The standard amends several aspects of current employee share-based payment accounting including income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for us beginning in our first quarter of fiscal 2018. The adoption of this update did not materially impact the Company's consolidated financial statements given the Company's limited use of stock options.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2018	June 30, 2017
Machinery and facility	$305,588	$303,986
Office equipment	384,555	380,473
Molds	984,720	968,606
	1,674,863	1,653,065
Less accumulated depreciation	(1,527,207)	(1,433,123)
Total	$147,656	$219,942

Depreciation expense associated with property and equipment was $30,181 and $37,621 the three months ended March 31, 2018 and 2017, respectively, and $94,084 and $113,837 for the nine months ended March 31, 2018 and 2017, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2018	June 30, 2017
Accrued salaries, payroll deductions owed to government entities	$37,297	$45,278
Accrued vacation	54,145	56,612
Accrued seed stocks	140,000	140,000
Taxes	549	3,305
Other accrued liabilities	29,279	43,147
Total	$261,270	$288,342

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

For the three and nine months ended March 31, 2018, we were in a net loss position and have excluded 349,000 stock options from the calculation of diluted net loss per shares because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute earnings (loss) per share is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net (loss) income attributable to Parent Company	$(140,722)	$73,478	$(1,309,024)	$861,357

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,570,203	10,519,394	10,570,203	10,495,573
Dilutive effect of common stock equivalents arising from stock options	–	265,885	–	265,885
Diluted shares outstanding	10,570,203	10,785,279	10,570,203	10,761,458
Basic (loss) earnings per share	$(0.01)	$0.01	$(0.12)	$0.08
Diluted (loss) earnings per share	$(0.01)	$0.01	$(0.12)	$0.08

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,345 for the three months ended March 31, 2018 and 2017, and $208,035 for the nine months ended March 31, 2018 and 2017.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expired on September 1, 2017 and was extended to September 1, 2019. FTI leases additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, under a lease that expired on September 1, 2017 and was extended to September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended March 31, 2018 and 2017, and approximately $96,300 for the nine months ended March 31, 2018 and 2017.

We lease one corporate housing facility in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired September 5, 2017 and was extended to September 4, 2018. Rent expense related to this lease was approximately $2,664 and $2,511 for the three months ended March 31, 2018 and 2017, and approximately $7,158 and $7,499 for the nine months ended March 31, 2018 and 2017.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the three and nine months ended March 31, 2018.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2017	399,000	$1.12	4.05	$451,820
Granted	–	–	–	–
Exercised	(50,000)	(1.34)	4.21	(99,000)
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of March 31, 2018	349,000	$1.09	3.17	$312,090

Exercisable as of March 31, 2018	349,000	$1.09	3.17	$312,090

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.98 as of March 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2018, in the amount of 349,000 shares, was $0.98 per share.

As of March 31, 2018, there was no unrecognized compensation cost related to non-vested stock options granted.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2017, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended March 31, 2018.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2018 and 2017, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.0%	80.0%	81.0%	80.7%
Gross profit	22.0%	20.0%	19.0%	19.3%
Operating expenses	28.5%	20.09%	25.9%	16.8%
Income (loss) from operations	(6.5%)	(0.9%)	(6.9%)	2.5%
Other income (expense), net	0.8%	0.4%	0.4%	0.5%
Net income (loss) before income taxes	(5.7%)	(0.5%)	(6.5%)	3.0%
Income tax provision (benefit)	(2.8%)	(0.6%)	(0.4%)	1.0%
Net income (loss)	(2.9%)	0.1%	(6.1%)	2.0%
Non-controlling interest in net loss (income) of subsidiary	0.8%	0.7%	0.3%	0.3%
Net income (loss) attributable to Parent Company stockholders	(2.1%)	0.8%	(5.8%)	2.3%

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

NET SALES - Net sales decreased by $3,183,468, or 32.7%, to $6,565,442 for the three months ended March 31, 2018 from $9,748,910 for the corresponding period of 2017. For the three months ended March 31, 2018, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $6,414,074 (97.7% of net sales), $0 (0.0% of net sales), $138,799 (2.1% of net sales) and $12,569 (0.2% of net sales), respectively. For the three months ended March 31, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $9,407,328 (96.5% of net sales), $94,500 (1.0% of net sales), $219,064 (2.2% of net sales) and $28,018 (0.3% of net sales), respectively.

Net sales in the United States decreased by $2,993,254, or 31.8%, to $6,414,074 for the three months ended March 31, 2018 from $9,407,328 for the corresponding period of 2017. The decrease in net sales was primarily due to lower product demand from two carrier customers, which was partially offset by the launch of a new product. Net sales in the South American and Caribbean regions decreased by $94,500, or 100%, to $0 for the three months ended March 31, 2018 from $94,500 for the three months ended March 31, 2017. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $80,265, or 36.6%, to $138,799 for the three months ended March 31, 2018 from $219,064 for the corresponding period of 2017. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $15,449, or 55.1%, to $12,569 for the three months ended March 31, 2018 from $28,018 for the corresponding period of 2017. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $506,151, or 26.0%, to $1,443,849 for the three months ended March 31, 2018 from $1,950,000 for the corresponding period of 2017. The gross profit in terms of net sales percentage was 22.0% for the three months ended March 31, 2018 compared to 20.0% for the corresponding period of 2017. The decrease in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $165,734, or 8.1%, to $1,868,907 for the three months ended March 31, 2018 from $2,034,641 for the corresponding period of 2017.  The decrease in operating expenses was primarily due to the decrease in overall expenses from a cost reduction effort and the lower shipping and handling costs resulting from the decreased volume of product shipments.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $10,969, or 25.6%, to $53,902 for the three months ended March 31, 2018 from $42,933 for the corresponding period of 2017. The increase in other income (loss), net was primarily due to favorable changes in foreign currency exchange rates that occurred during the three months ended March 31, 2018. During the three months ended March 31, 2017, other income (loss), net included unfavorable changes in foreign currency exchange rates, which is partially offset by the higher product development funding received by FTI from a government entity compared to the three months ended March 31, 2018.

NINE MONTHS ENDED MARCH 31, 2018 COMPARED TO NINE MONTHS ENDED MARCH 31, 2017

NET SALES - Net sales decreased by $14,244,292, or 38.7%, to $22,562,054 for the nine months ended March 31, 2018 from $36,806,346 for the corresponding period of 2017. For the nine months ended March 31, 2018, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $21,813,370 (96.7% of net sales), $234,970 (1.0% of net sales), $333,021 (1.5% of net sales) and $180,693 (0.8% of net sales), respectively. For the nine months ended March 31, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $35,943,763 (97.6% of net sales), $252,000 (0.7% of net sales), $508,078 (1.4% of net sales) and $102,505 (0.3% of net sales), respectively.

Net sales in the United States decreased by $14,130,393, or 39.3%, to $21,813,370 for the nine months ended March 31, 2018 from $35,943,763 for the corresponding period of 2017. The decrease in net sales was primarily due to lower product demand from two carrier customers, which was partially offset by the launch of three new products, one of which was sold to a new customer. Net sales in the South American and Caribbean regions decreased by $17,030, 6.8%, to $234,970 for the nine months ended March 31, 2018 from $252,000 for the nine months ended March 31, 2017.   The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $175,057, or 34.5%, to $333,021 for the nine months ended March 31, 2018 from $508,078 for the corresponding period of 2017. The increase/decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $78,188, or 76.3%, to $180,693 for the nine months ended March 31, 2018 from $102,505 for the corresponding period of 2017. The increase in net sales was primarily due to higher product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $2,826,032, or 39.8%, to $4,282,914 for the nine months ended March 31, 2018 from $7,108,946 for the corresponding period of 2017.  The gross profit in terms of net sales percentage was 19.0% for the nine months ended March 31, 2018, compared to 19.3% for the corresponding period of 2017. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $355,331, or 5.7%, to $5,843,981 for the nine months ended March 31, 2018 from $6,199,312 for the corresponding period of 2017. The decrease in operating expenses was primarily due to lower shipping and handling costs resulting from the decreased volume of product shipments, which was partially offset by the increase in research and development expenses and overall payroll expenses.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $82,190, or 45.5%, to $98,278 for the nine months ended March 31, 2018 from $180,468 for the corresponding period of 2017. The decrease in other income (loss), net was primarily due to the lower product development funding received by FTI from a government entity compared to the nine months ended March 31, 2017.

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

Our principal source of liquidity as of March 31, 2018 consisted of cash and cash equivalents of $12,070,658.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the nine months ended March 31, 2018 and 2017 was $2,003,255 and $544,263, respectively.

The $2,003,255 in net cash used in operating activities for the nine months ended March 31, 2018 was primarily due to the decrease in accounts payable of $7,717,278 as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the decreases in accounts receivable and inventories of $4,793,341 and $2,022,713, respectively.

The $544,623 in net cash used in operating activities for the nine months ended March 31, 2017 was primarily due to the decrease in accounts payable of $6,075,908, which was partially offset by the decreases in accounts receivable and inventories of $2,786,327 and $1,034,542, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges).

INVESTING ACTIVITIES - Net cash used in investing activities for the nine months ended March 31, 2018 and 2017 was $351,704 and $282,438, respectively.

The $351,704 in net cash used in investing activities for the nine months ended March 31, 2018 was primarily due to due to the payments for capitalized product development of $291,386 as well as the purchases of intangible assets of $38,520.

The $282,438 in net cash used in investing activities for the nine months ended March 31, 2017 was primarily due to the payments for capitalized product development of $180,578 and purchases of intangible assets and property and equipment of $56,661 and $45,199, respectively.

FINANCING ACTIVITIES - Net cash provided by investing activities for the nine months ended March 31, 2018 and 2017 was $67,000 and $104,820, respectively, which was due to the cash received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Refer to NOTE 7 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On April 6, 2018, our Chief Financial Officer resigned to pursue other opportunities and we have initiated a search for a replacement. Until a replacement is hired, our President is serving as Acting Chief Financial Officer.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the nine months ended March 31, 2018, contained within this Quarterly Report on Form 10-Q.

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

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ OC Kim
OC Kim Acting Chief Financial Officer (Principal Financial Officer)
Dated: May 15, 2018

