Form 10-K
period 2018-06-30
FRANKLIN WIRELESS CORP
filed 2018-09-28
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2017, as reported by the OTCQB, was approximately $10,050,000. For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 10,570,203 shares of common stock outstanding as of September 28, 2018.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

i

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

•	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
•	our fiscal year ends on June 30; references to fiscal 2018 and fiscal 2017 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2018 and 2017. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

	Fiscal Year Ended June 30,
Net sales:	2018	2017
United States	$29,235,011	$47,373,463
Caribbean and South America	238,970	252,000
Europe, the Middle East and Africa ("EMEA")	335,845	796,795
Asia	256,007	143,266
Totals	$30,065,833	$48,565,524

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2018	June 30, 2017
United States	$1,073,640	$1,209,050
Asia	47,140	120,367
Totals	$1,120,780	$1,329,417

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

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2018, the manufacturing of the majority of our products was contracted out to one company located in Asia.

EMPLOYEES

As of June 30, 2018, we had 67 employees. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

WE OPERATE IN THE HIGH-RISK TELECOM SECTOR. We are in a volatile industry. In addition, our revenue model is evolving and relies substantially on the assumption that we will be able to successfully complete the development and sales of our products and services in the marketplace. Our prospects must be considered in the light of the risk, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development and marketing new products.  In order to be successful in the market we must, among other things:

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE.  We depend on a small number of customers for a significant portion of our revenues.  For the year ended June 30, 2018, net revenues from our three largest customers represented 54%, 21%, and 11% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us. If these customers were to reduce their business with us, our revenues and profitability could materially decline.

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

Franklin products are currently on a list that is exempt from Chinese tariffs. If this were to change at any point, a tariff of 10%-25% of the purchase price would be imposed. If such tariffs are imposed, they could have a materially adverse effect on sales.

GOVERNMENT REGULATION COULD RESULT IN INCREASED COSTS AND INABILITY TO SELL OUR PRODUCTS.  Our products are subject to certain mandatory regulatory approvals in the United States and other regions in which we operate. In the United States, the Federal Communications Commission regulates many aspects of communications devices. Although we have obtained all the necessary Federal Communications Commission and other required approvals for the products we currently sell, we may not obtain approvals for future products on a timely basis, or at all. In addition, regulatory requirements may change, or we may not be able to obtain regulatory approvals from countries other than the United States in which we may desire to sell products in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space is four years from the lease commencement date. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $277,377 and $277,377 for the years ended June 30, 2018 and 2017, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, and the lease expires on September 1, 2019. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $128,000 for each of the years ended June 30, 2018 and 2017.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2018 and was extended to September 4, 2019. Rent expense related to this lease was $8,875 and $9,457 for the years ended June 30, 2018 and 2017, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to NOTE 8 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the OTCQB under the trading symbol "FKWL." The following table sets forth the range of high and low bid quotations per share for the Common Stock as reported during the years ended June 30, 2018 and 2017. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown or commissions.

	High	Low
Year Ended June 30, 2018
First Quarter	$2.50	$2.11
Second Quarter	$2.48	$1.80
Third Quarter	$2.20	$1.90
Fourth Quarter	$1.98	$1.75

Year Ended June 30, 2017
First Quarter	$2.50	$2.23
Second Quarter	$2.92	$2.25
Third Quarter	$3.00	$2.25
Fourth Quarter	$2.28	$1.95

We have one class of common stock.  As of June 30, 2018, we had 732 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

DIVIDENDS

We have never declared or paid any dividends on our Common Stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, and do not expect to declare or pay any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	299,000	$1.02	1,190,000

Equity compensation plans not approved by security holders	–	N/A	–

Total	299,000	$1.02	1,190,000

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification ("ASC") 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the products to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provide a warranty for one year from the shipment or delivery date, which is covered by our vendors pursuant to purchase agreements. Any net warranty related expenditures made by us have historically not been material. Under our sales return policy, customers may generally return products that are under warranty for repair or replacement.

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

As of June 30, 2018 and June 30, 2017, capitalized product development costs in progress were $100,000 and $360,248, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2018, we incurred $291,386 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2018, we have federal net operating loss carryforwards of approximately $4.3 million, which expires through 2038. The utilization of net operating loss carryforwards may be subject to limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2018 and 2017, our statements of operations including data expressed as a percentage of sales:

	2018		2017
	(as a percentage of sales)

Net sales	100.0%		100.0%
Cost of goods sold	82.7%		81.0%
Gross profit	17.3%		19.0%
Operating expenses	26.2%		17.2%
Income (loss) from operations	(8.9%	)	1.8%
Other income, net	1.1%		0.6%
Net income before income taxes	(7.8%	)	2.4%
Income tax provision (benefit)	(0.6%	)	0.8%
Net income (loss)	(7.2%	)	1.6%
Non-controlling interest in net loss of subsidiary	0.2%		0.2%
Net income (loss) attributable to Parent Company stockholders	(7.0%	)	1.8%

YEAR ENDED JUNE 30, 2018 COMPARED TO YEAR ENDED JUNE 30, 2017

NET SALES - Net sales decreased by $18,499,691, or 38.1%, to $30,065,833 for the year ended June 30, 2018 from $48,565,524 for the corresponding period of 2017. For the year ended June 30, 2018, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA (Europe, the Middle East and Africa) and Asia were $29,235,011 (97.2% of net sales), $238,970 (0.8% of net sales), $335,845 (1.1% of net sales) and $256,007 (0.9% of net sales), respectively.

Net sales in the United States decreased by $18,138,452, or 38.3%, to $29,235,011 for the year ended June 30, 2018, from $47,373,463 for the corresponding period of 2017. The decrease in net sales was primarily due to lower product demand from two carrier customers, which was partially offset by the launch of a new product. Net sales in the South American and Caribbean regions decreased by $13,030, or 5.2%, to $238,970 for the year ended June 30, 2018, from $252,000 for the corresponding period of 2017. The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $460,950, or 57.9%, to $335,845 for the year ended June 30, 2018, from $796,795 for the corresponding period of 2017. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia increased by $112,741, or 78.7%, to $256,007 for the year ended June 30, 2018, from $143,266 for the corresponding period of 2017. The increase in net sales was primarily due to higher component sales generated by FTI, which typically vary from period to period in connection with its customers’ production schedule.

GROSS PROFIT- Gross profit decreased by $4,026,746, or 43.7%, to $5,191,713 for the year ended June 30, 2018, from $9,218,459 for the corresponding period of 2017. The gross profit in terms of net sales percentage was 17.8% for the year ended June 30, 2018, compared to 19.0% for the corresponding period of 2017. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $460,496, or 5.5%, to $7,883,584 for the year ended June 30, 2018, from $8,344,080 for the corresponding period of 2017. The decrease in operating expenses was primarily due to the decrease in overall expenses from a cost reduction effort and the lower shipping and handling costs resulting from the decreased volume of product shipments.

OTHER INCOME, NET - Other income, net increased by $60,947, or 22.5%, to $332,322 for the year ended June 30, 2018, from $271,375 for the corresponding period of 2017. The increase was primarily due to product development funding received by FTI from a government entity.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending June 30, 2018.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2018 consisted of cash and cash equivalents of $11,975,944. We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2019.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash used in operating activities for year ended June 30, 2018 was $2,008,694, and net cash provided by operating activities for the year ended June 30, 2017 was $1,488,363.

The $2,008,694 in net cash used in operating activities for the year ended June 30, 2018 was primarily due to the decrease in accounts payable of $5,250,597 as well as our operating results (net loss adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the decrease in accounts receivable of $3,039,951 and the decrease in inventory of $1,613,733.

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

INVESTING ACTIVITIES – Net cash used in investing activities for the years ended June 30, 2018 and 2017 was $399,185 and $499,258, respectively.

The $399,185 in net cash used in investing activities for the year ended June 30, 2018 was primarily due to the payments for capitalized product development of $291,386 and purchases of intangible assets and property and equipment of $83,896 and $23,903, respectively.

The $499,258 in net cash used in investing activities for the year ended June 30, 2017 was primarily due to the payments for capitalized product development of $368,226 and purchases of intangible assets and property and equipment of $85,597 and $45,435, respectively.

FINANCING ACTIVITIES – Net cash provided by financing activities for the years ended June 30, 2018 and 2017 was $67,000 and $104,820, respectively.

The $67,000 and $104,820 in net cash provided by financing activities for the years ended June 30, 2018 and 2017 was due to the cash received from the exercise of stock options.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2018, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
	2019	2020	2021	2022	Thereafter	Total
Leases	$301,368	$92,459	$–	$–	$–	$393,827

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and Acting Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2018.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2018.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules adopted under Section 404(c) of the Sarbanes-Oxley Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2018.

Name	Age	Position
OC Kim	53	President, Secretary and a Director
Gary Nelson	77	Chairman of the Board and a Director
Joon Won Jyoung	76	Director
Johnathan Chee	55	Director
Benjamin Chung	43	Director
Yun J. (David) Lee	56	Chief Operating Officer

OC Kim has been our President, Secretary and a director since September 2003 and served as our Acting Chief Financial Officer until March 2014 and reassured the role in April 2018. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 29 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea. We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

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

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2018 were complied with.

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

CORPORATE GOVERNANCE

During fiscal 2018, the Board of Directors held five meetings. Each director attended at least 75% of the meetings of the Board, except for Joon Won Jyoung, who attended none of the meetings. The Board of Directors has an Audit Committee made up of Messrs. Chung (committee chair) and Nelson and a Compensation Committee made up of Messrs. Nelson (committee chair) and Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2018 and 2017 to our President, Chief Operating Officer and Chief Financial Officer (The "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

OC Kim, President	2017	$213,333	$3,000	$–	–	$216,333
	2018	$220,000	$–	$–	–	$220,000

Yun J. (David) Lee, Chief Operating Officer	2017	$215,000	$3,500	$–	–	$218,500
	2018	$220,000	$–	$–	–	$220,000

Richard Walker, Chief Financial Officer (2)	2017	$130,833	$3,000	$–	$–	$133,833
	2018	$100,141	$–	$–	$–	$100,141

(1) Represents the value of unused accrued vacation paid in cash.

(2) On April 6, 2018 Richard Walker resigned as Chief Financial Officer of the Company. Mr. Walker's resignation was not the result of any disagreement with respect to the Company's operations, policies or practices.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of June 30, 2018. The only outstanding equity awards are stock options. No options were granted to the Named Executive Officers during the 2018 fiscal year. The options previously granted to our Named Executive Officers vest over periods ranging from one to three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

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

Fiscal 2018 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary Nelson	10,000	-	-	10,000
Joon Won Jyoung	-	-	-	-
Johnathan Chee	10,000	-	-	10,000
Benjamin Chung	8,750	-	-	8,750

(1)	Directors are compensated a maximum of $10,000 annually, which is prorated based upon board meeting attendance. This compensation plan became effective January 1, 2015.

There were no outstanding equity awards held by any of the non-officer directors as of June 30, 2018.

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

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim and Mr. Lee through September 30, 2021. The Change of Control Agreement with Mr. Won expired on September 21, 2014 and was not renewed or extended.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 28, 2018 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
Joon Won Jyoung 9707 Waples Street, Suite 150, San Diego, CA 92121	1,869,012		17.7%

OC Kim 9707 Waples Street, Suite 150, San Diego, CA 92121	1,596,695		15.1%

Gary Nelson 9707 Waples Street, Suite 150, San Diego, CA 92121	391,825		3.7%

Yun J. (David) Lee 9707 Waples Street, Suite 150, San Diego, CA 92121	25,000		0.2%

Johnathan Chee 9707 Waples Street, Suite 150, San Diego, CA 92121	13,500		0.1%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	1,030,194	(1)	9.8%

Kennedy Capital Management, Inc. 10829 Olive Blvd., St. Louis, MO 63141	1,022,109	(2)	9.7%
All directors and executive officers as a group	3,896,032		36.9%

(1)	Based solely on a Schedule 13G dated February 13, 2018, which indicates that Mr. Packer may be deemed to beneficially own 1,030,194 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

(2)	Based solely on a Schedule 13G dated February 13, 2018, which indicates that Kennedy Capital Management, Inc. may be deemed to beneficially own 1,022,109 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2018	FY 2017
Audit Fees	$65,675	$65,000
Total Fees	$65,675	$65,000

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2018 and 2017, which was performed by Haskell & White LLP. All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp. (3)
10.2	Lease, dated August 12, 2011, between the Company and EJMC, Inc., a California corporation (4)
10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (3)
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (3)
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee. (3)
10.7	Lease, dated September 9, 2015, between the Company and Hunsaker & Associates San Diego, Inc., a California corporation (5)
14.1	Code of Ethics (2)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ OC KIM	President and a Director	September 28, 2018
OC Kim

Principal Financial Officer

/s/ OC KIM	Acting Chief Financial Officer	September 28, 2018
OC Kim

/s/ GARY NELSON	Chairman of the Board of Directors	September 28, 2018
Gary Nelson

/s/ JOON WON JYOUNG	Director	September 28, 2018
Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	September 28, 2018
Johnathan Chee

/s/ BENJAMIN CHUNG	Director	September 28, 2018
Benjamin Chung

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Franklin Wireless Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2013.

Irvine, California

September 28, 2018

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,975,944	$14,285,001
Accounts receivable	7,907,117	10,993,191
Other receivables, net	125,144	79,021
Inventories, net	1,615,332	3,379,065
Prepaid expenses and other current assets	19,034	19,135
Prepaid income taxes	28,240	28,240
Advance payments to vendors	78,696	127,100
Total current assets	21,749,507	28,910,753
Property and equipment, net	124,072	219,942
Intangible assets, net	996,708	1,109,475
Deferred tax assets, non-current	1,853,429	1,661,906
Goodwill	273,285	273,285
Other assets	139,637	136,652
TOTAL ASSETS	$25,136,638	$32,312,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,609,585	$12,862,564
Income tax payable	3,750	–
Advance payments from customers	228,598	51,997
Accrued liabilities	259,348	288,342
Total current liabilities	8,101,281	13,202,903
Total liabilities	8,101,281	13,202,903

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2018 and 2017	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,570,203 and 10,520,203 shares issued and outstanding as of June 30, 2018 and 2017, respectively	13,972	13,922
Additional paid-in capital	7,442,272	7,375,322
Retained earnings	13,753,565	15,846,022
Treasury stock, 3,472,286 shares as of June 30, 2018 and 2017	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(581,983)	(613,805)
Total Parent Company stockholders’ equity	16,114,347	18,107,982
Non-controlling interests	921,010	1,001,128
Total stockholders’ equity	17,035,357	19,109,110
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,136,638	$32,312,013

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended June 30,
	2018	2017
Net sales	$30,065,833	$48,565,524
Cost of goods sold	24,874,119	39,347,065
Gross profit	5,191,714	9,218,459
Operating expenses:
Selling, general and administrative	4,511,568	4,898,956
Research and development	3,372,016	3,445,124
Total operating expenses	7,883,584	8,344,080
Income (loss) from operations	(2,691,870)	874,379
Other income, net:
Interest income	10,007	9,650
Income from governmental subsidy	330,856	281,570
Other income, net	(8,541)	(19,845)
Total other income, net	332,322	271,375
Income (loss) before provision for income taxes	(2,359,548)	1,145,754
Income tax provision (benefit)	(186,973)	374,587
Net income (loss)	(2,172,575)	771,167
Non-controlling interests in net loss of subsidiary at 48.2%	80,118	102,793
Net income (loss) attributable to Parent Company	$(2,092,457)	$873,960

Basic earnings (loss) per share attributable to Parent Company stockholders	$(0.20)	$0.08
Diluted earnings (loss) per share attributable to Parent Company stockholders	$(0.20)	$0.08

Weighted average common shares outstanding - basic	10,538,610	10,501,730
Weighted average common shares outstanding - diluted	10,538,610	10,660,900

Comprehensive income (loss)
Net income (loss)	$(2,172,575)	$771,167
Translation adjustments	31,822	34,322
Comprehensive income (loss)	(2,140,753)	805,489
Comprehensive loss attributable to non-controlling interest	80,118	102,793
Comprehensive income (loss) attributable to controlling interest	$(2,060,635)	$908,282

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2016	10,442,203	$13,844	$7,295,580	$14,972,062	$(4,513,479)	$(648,127)	$1,103,921	$18,223,801
Net Income attributable to Parent Company	–	–	–	873,960	–	–	–	873,960
Foreign exchange translation	–	–	–	–	–	34,322	–	34,322
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	(102,793)	(102,793)
Share-based compensation	–	–	(25,000)	–	–	–	–	(25,000)
Issuance of stock related to stock options exercised	78,000	78	104,742	–	–	–	–	104,820
Balance - June 30, 2017	10,520,203	$13,922	$7,375,322	$15,846,022	$(4,513,479)	$(613,805)	$1,001,128	$19,109,110
Net income (loss) attributable to Parent Company	–	–	–	(2,092,457)	–	–	–	(2,092,457)
Foreign exchange translation	–	–	–	–	–	31,822	–	31,822
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(80,118)	(80,118)
Issuance of stock related to stock options exercised	50,000	50	66,950	–	–	–	–	67,000
Balance - June 30, 2018	10,570,203	$13,972	$7,442,272	$13,753,565	$(4,513,479)	$(581,983)	$921,010	$17,035,357

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,172,575)	$771,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	119,773	143,257
Amortization of intangible assets	488,049	471,235
Reserve for obsolete inventory	150,000	52,493
Deferred tax	(191,523)	356,830
Share-based compensation	–	(25,000)
Forgiveness of accounts payable	(2,382)	–
Increase (decrease) in cash due to change in:
Accounts receivable	3,039,951	1,311,077
Inventories	1,613,733	(1,146,304)
Prepaid expenses and other current assets	101	(7,297)
Prepaid income taxes	–	2,626
Advance payments to vendors	48,404	(118,718)
Other assets	(2,985)	(578)
Accounts payable	(5,250,597)	(413,561)
Income tax payable	3,750	–
Advance payments from customers	176,601	50,096
Accrued liabilities	(28,994)	41,040
Net cash provided (used in) by operating activities	(2,008,694)	1,488,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,903)	(45,435)
Payments for capitalized development costs	(291,386)	(368,226)
Purchases of intangible assets	(83,896)	(85,597)
Net cash used in investing activities	(399,185)	(499,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	67,000	104,820
Net cash provided by financing activities	67,000	104,820

Effect of foreign currency translation	31,822	34,322
Net increase (decrease) in cash and cash equivalents	(2,309,057)	1,128,247
Cash and cash equivalents, beginning of year	14,285,001	13,156,754
Cash and cash equivalents, end of year	$11,975,944	$14,285,001
Supplemental disclosure of cash flow information:
Cash (paid) received, net during the periods for:
Income taxes	$(800)	$(14,271)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and FTI, a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2018 and 2017. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of June 30, 2018 or June 30, 2017.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2018, the non-controlling interest was $921,010, which represents a $80,118 decrease from $1,001,128 as of June 30, 2017. The decrease of $80,118 in the non-controlling interest was due to the non-controlling interests in net loss of subsidiary for the year ended June 30, 2018.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2018	2017
United States	$29,235,011	$47,373,463
Caribbean and South America	238,970	252,000
Europe, the Middle East and Africa ("EMEA")	335,845	796,795
Asia	256,007	143,266
Totals	$30,065,833	$48,565,524

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2018	June 30, 2017
United States	$1,073,640	$1,209,050
Asia	47,140	120,367
Totals	$1,120,780	$1,329,417

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of June 30, 2018 and June 30, 2017.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured, and delivery of products has occurred or services have been rendered. Accordingly, we recognize revenues from product sales upon shipment of the products to customers or when the products are received by the customers in accordance with the shipping or delivery terms. We provide a warranty for one year from the shipment or delivery date, which is covered by our vendors pursuant to purchase agreements. Any net warranty related expenditures made by us have not historically been material. Under our sales return policy, customers may generally return products that are under warranty for repair or replacement.

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

As of June 30, 2018, and June 30, 2017, capitalized product development costs in progress were $100,000 and $360,248, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2018, we incurred $291,386 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $3,372,016 and $3,445,124 for the years ended June 30, 2018 and 2017, respectively.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs were $16,488 and $22,539 for the years ended June 30, 2018 and 2017, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of comprehensive income, were $814,926 and $1,452,456 for the years ended June 30, 2018 and 2017, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond our control. We may write down our inventory value for potential obsolescence and excess inventory. As of June 30, 2018, and 2017, we have recorded inventory reserves in the amount of $295,502 and $143,410, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2018 and 2017.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2018:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	18,397	–	18,397
Technology in progress	Not Applicable	–	100,000	–	100,000
Software	5 years	2.7 years	323,295	238,487	84,808
Patents	10 years	7.0 years	58,391	6,683	51,708
Certifications & licenses	3 years	1.9 years	3,250,061	2,508,266	741,795
Total as of June 30, 2018			$3,750,144	$2,753,436	$996,708

The definite lived intangible assets consisted of the following as of June 30, 2017:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.5 years	2,402	2,002	400
Complete technology	3 years	0.7 years	6,405	4,804	1,601
Complete technology	3 years	3.0 years	18,397	–	18,397
Supply and development agreement	8 years	0.3 years	1,121,000	1,085,969	35,031
Technology in progress	Not Applicable	–	360,148	–	360,148
Software	5 years	2.7 years	239,398	216,829	22,569
Patents	10 years	7.0 years	58,391	4,693	53,698
Certifications & licenses	3 years	1.9 years	2,698,526	2,080,895	617,631
Total as of June 30, 2017			$4,504,667	$3,395,192	$1,109,475

Amortization expense recognized during the years ended June 30, 2018 and 2017 was $488,049 and $471,235, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2019	FY2020	FY2021	FY2022	FY2023	Thereafter
Total	$437,845	$280,924	$97,706	$27,274	$26,929	$126,030

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2018 that would indicate that the long-lived assets are impaired.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2018, net sales to our three largest customers represented 54%, 21%, and 11% of our consolidated net sales, respectively, and 48%, 36%, and 9% of our accounts receivable balance as of June 30, 2018. For the year ended June 30, 2017, net sales to our two largest customers represented 69% and 23% of our consolidated net sales, respectively, and 68% and 13% of our accounts receivable balance as of June 30, 2017. No other customer accounted for more than ten percent of total net sales as of June 30, 2018 and 2017.

For the year ended June 30, 2018, sales to Verizon, Sprint, and Anydata Corp. each comprised more than 10% of our net sales. For the year ended June 30, 2017, sales to Verizon and Sprint each comprised more than 10% of our net sales.

For the year ended June 30, 2018, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. For the year ended June 30, 2018, we purchased wireless data products from this supplier in the amount of $19,507,215, or 87% of total purchases, and had related accounts payable of $5,834,383 as of June 30, 2018. For the year ended June 30, 2017, we purchased wireless data products from this supplier in the amount of $37,628,062, or 94% of total purchases, and had related accounts payable of $10,783,241 as of June 30, 2017.

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

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606)(ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. We evaluated the impact of adopting these new standards on our consolidated financial statements. There will be no material difference in the way in which revenue is recognized versus current revenue recognition guidance. New standards will be effective for us concurrently with ASU 2014-09, beginning in our first quarter of fiscal 2019.

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.
·	Level 2 inputs are observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
·	Level 3 inputs are unobservable inputs for the asset or liability.

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate their fair values due to the short period of time to maturity or repayment.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2018	June 30, 2017
Machinery and facility	$306,335	$303,986
Office equipment	385,913	380,473
Molds	984,720	968,606
	1,676,968	1,653,065
Less accumulated depreciation	(1,552,896)	(1,433,123)
Total	$124,072	$219,942

Depreciation expense associated with property and equipment was $119,773 and $143,257 for the fiscal years ended June 30, 2018 and 2017, respectively, and is included in selling, general, and administrative expenses on the consolidated statements of the comprehensive income.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2018	June 30, 2017
Accrued salaries, payroll deductions owed to government entities	$38,855	$45,278
Accrued vacation	54,506	56,612
Accrued seed stocks	140,000	140,000
Taxes	1,332	3,305
Other accrued liabilities	24,655	43,147
Total	$259,348	$288,342

NOTE 6 - INCOME TAXES

Income tax provision for the years ended June 30, 2018 and 2017 consists of the following:

	Year Ended June 30,
	2018	2017
Current income tax expense (benefit):
Federal	$3,750	$16,760
State	800	800
	4,550	17,560
Deferred income tax expense (benefit):
Federal	(27,460)	440,647
State	–	–
Foreign	(164,063)	(83,620)
	(191,523)	357,027
Provision (benefit) for income taxes	$(186,973)	$374,587

The provision for income taxes reconciles to the amount computed by applying the effective federal statutory income tax rate to the income before provision for income taxes as follows:

	Year Ended June 30,
	2018	2017
Federal tax provision (benefit), at statutory rate of 34%	$(799,696)	$389,495
State tax, net of federal tax benefit	(54,642)	(50,107)
Nondeductible expenses	6,753	5,762
R&D credits	(36,733)	(39,394)
Foreign rate difference	(54,332)	17,063
Other	34,878	1,133
Rate reduction	661,629	–
Change in valuation allowance	55,170	50,635
Provision (benefit) for income taxes	$(186,973)	$374,587

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2018	June 30, 2017
Deferred tax asset:
Net operating losses	$1,417,549	$1,221,466
State tax	169	272
Intangibles	44,200	71,716
Tax credits	589,206	541,390
Inventory reserve	76,663	–
Other, net	48,687	107,903
Total deferred tax assets	2,176,474	1,942,747
Deferred tax liabilities:
Fixed asset	(17,123)	(30,089)
Total deferred tax liabilities	(17,123)	(30,089)
Less valuation allowance	(305,922)	(250,752)
Net deferred tax asset	$1,853,429	$1,661,906

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income. Management determined it is more likely than not that the federal deferred tax assets will be fully realized, and no valuation allowance is necessary as of June 30, 2018. Management also determined that certain state deferred tax assets required a partial valuation allowance as of June 30, 2018. As of June 30, 2018, we have federal net operating loss carryforwards of approximately $4.3 million, which expire through 2038 and no state net operating loss carryforwards. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

We apply the provisions of ASC 740 related to accounting for uncertain tax positions, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company's computation of its deferred tax assets, is as follows:

Balance as of June 30, 2016	$168,523
Gross increase	52,622
Balance as of June 30, 2017	221,145
Gross increase	35,894
Relief of ASC 740 reserve/adjustment	(14,852)
Balance as of June 30, 2018	$242,187

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

We adopted to classify its net deferred tax assets as noncurrent on the balance sheet under ASU 2015-17.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act includes a provision to reduce federal corporate income tax rate to a flat 21% effective for a taxable year beginning on or after January 1, 2018. ASC 740 provides that deferred tax assets and liabilities be measured at the enacted tax rate expected to apply when the related temporary differences are to be realized or settled, and the related tax impact is recognized through continuing operation in the period in which tax legislation is enacted. Accordingly, the Company remeasures its deferred tax assets and liabilities as of June 30, 2018 and provides income tax provision of $661,629 through continuing operation section of the income statement.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statements. The Company has recognized the provisional tax impacts related to the Tax Act in its financial statements for the year ended June 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The tax fiscal years from 2014 to 2017 remain open to examination by the major taxing authorities to which is the Company is subject.

NOTE 7 - EARNINGS PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. For the year ended June 30, 2018, we were in a net loss position and have excluded 299,000 stock options from the calculation of diluted net loss per shares because theses securities are anti-dilutive.

The weighted average number of shares outstanding used to compute earnings (loss) per share is as follows:

	Year Ended June 30,
	2018	2017
Net income (loss) attributable to Parent Company	$(2,092,457)	$873,960
Weighted-average shares of common stock outstanding:
Basic	10,538,610	10,501,730
Dilutive effect of common stock equivalents arising from stock options	–	159,170
Diluted Outstanding shares	10,538,610	10,660,900
Basic earnings (loss) per share	$(0.20)	$0.08
Diluted earnings (loss) per share	$(0.20)	$0.08

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

We have agreements to lease office space that expire in fiscal 2020. On September 10, 2015, we signed a lease for an office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for this office space is four years from the lease commencement date. FTI leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000. The lease associated with this office space expires on September 1, 2019. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2019. We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2018 and was extended to September 4, 2019.

Rent expense for the years ended June 30, 2018 and 2017 was $414,252 and $414,834, respectively. Future minimum payments under operating leases are as follows:

	Payments Due by June 30,
	2019	2020	Total
Administrative office, San Diego, CA	$277,377	$92,459	$369,836
Administrative office, Korea	21,400	–	21,400
Corporate housing facility	2,591	–	2,591
Total Obligations	$301,368	$92,459	$393,827

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not expect any material adverse outcome.

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

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim and Mr. Lee, through September 30, 2021.

Chinese Tariffs

Franklin products are currently on a list that is exempt from Chinese tariffs. If this were to change at any point, a tariff of 10%-25% of the purchase price would be imposed. If such tariffs are imposed, they could have a materially adverse effect on sales.

Customer Indemnification

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the year ended June 30, 2018.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2016	812,003	1.25	3.35	869,740
Granted	–	–	–	–
Exercised	(78,000)	(1.34)	(2.82)	(175,500)
Cancelled	–	–	–	–
Forfeited or Expired	(335,003)	(0.57)	–	(753,750)
Outstanding as of June 30, 2017	399,000	$1.12	4.05	$451,820
Granted	–	–	–	–
Exercised	(50,000)	(1.34)	(3.95)	(92,500)
Cancelled	–	–	–	–
Forfeited or Expired	(50,000)	(1.34)	(3.96)	(92,500)
Outstanding as of June 30, 2018	299,000	$1.04	2.75	$241,220

Exercisable as of June 30, 2018	299,000	$1.04	2.75	$241,220

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.85 as of June 30, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2018 in the amount of 299,000 shares was $0.92 per share.

As of June 30, 2018, there was no unrecognized compensation cost related to non-vested stock options granted.

NOTE 11 - SUBSEQUENT EVENTS

Management considered subsequent events in the preparation of the Company's financial statements through the date this Form 10-K was filed.

