Form 10-Q
period 2018-09-30
FRANKLIN WIRELESS CORP
filed 2018-11-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☒	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).  Yes ☐  No ☒

The Registrant has 10,570,203 shares of common stock outstanding as of November 14, 2018.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2018. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	June 30,
	(unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$16,787,083	$11,975,944
Accounts receivable	8,738,473	7,907,117
Other receivables, net	33,440	125,144
Inventories, net	1,940,624	1,615,332
Prepaid expenses and other current assets	20,671	19,034
Prepaid income taxes	28,240	28,240
Advance payments to vendors	37,851	78,696
Total current assets	27,586,382	21,749,507
Property and equipment, net	98,391	124,072
Intangible assets, net	907,906	996,708
Deferred tax assets, non-current	1,811,459	1,853,429
Goodwill	273,285	273,285
Other assets	139,893	139,637
TOTAL ASSETS	$30,817,316	$25,136,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,167,123	$7,609,585
Income tax payable	3,750	3,750
Advance payments from customers	222,647	228,598
Accrued liabilities	279,112	259,348
Total current liabilities	13,672,632	8,101,281
Total liabilities	13,672,632	8,101,281
Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2018 and June 30, 2018	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,570,203 shares issued and outstanding as of September 30, 2018 and June 30, 2018	13,972	13,972
Additional paid-in capital	7,442,272	7,442,272
Retained earnings	13,932,299	13,753,565
Treasury stock, 3,472,286 shares as of September 30, 2018 and June 30, 2018	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(595,826)	(581,983)
Total Parent Company stockholders’ equity	16,279,238	16,114,347
Non-controlling interests	865,446	921,010
Total stockholders’ equity	17,144,684	17,035,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,817,316	$25,136,638

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Net sales	$13,328,936	$7,644,929
Cost of goods sold	11,155,717	6,194,450
Gross profit	2,173,219	1,450,479

Operating expenses:
Selling, general and administrative	1,304,019	1,126,637
Research and development	757,216	946,980
Total operating expenses	2,061,235	2,073,617
Income (loss) from operations	111,984	(623,138)

Other income (loss), net:
Interest income	3,052	2,517
Income from governmental subsidy	64,188	68,947
Other income (loss), net	(14,084)	(12,586)
Total other income (loss), net	53,156	58,878
Income (loss) before provision for income taxes	165,140	(564,260)
Income tax provision (benefit)	41,970	(136,001)
Net income (loss)	123,170	(428,259)
Non-controlling interests in net loss (income) of subsidiary at 48.2%	55,564	(9,033)
Net income (loss) attributable to Parent Company	$178,734	$(437,292)

Basic earnings (loss) per share attributable to Parent Company stockholders	$0.02	$(0.04)
Diluted earnings (loss) per share attributable to Parent Company stockholders	$0.02	$(0.04)

Weighted average common shares outstanding – basic	10,570,203	10,520,203
Weighted average common shares outstanding – diluted	10,682,166	10,520,203

Comprehensive income (loss)
Net income (loss)	$123,170	$(428,259)
Translation adjustments	(13,843)	9,584
Comprehensive income (loss)	109,327	(418,675)
Comprehensive loss (income) attributable to non-controlling interest	55,564	(9,033)
Comprehensive income (loss) attributable to controlling interest	$164,891	$(427,708)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	123,170	$(428,259)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	26,661	32,139
Amortization of intangible assets	123,805	123,406
Deferred tax (benefit)	41,970	(136,001)
Increase (decrease) in cash due to change in:
Accounts receivable	(739,652)	3,697,069
Inventories	(325,292)	1,444,511
Prepaid expenses and other current assets	(1,637)	303
Advance payments to vendors	40,845	60,469
Other assets	(256)	338
Accounts payable	5,557,538	(7,076,969)
Advance payments from customers	(5,951)	(5,063)
Accrued liabilities	19,764	146
Net cash provided by (used in) operating activities	4,860,965	(2,287,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(980)	(20,633)
Payments for capitalized development costs	(33,905)	(194,932)
Purchases of intangible assets	(1,098)	(36,482)
Net cash used in investing activities	(35,983)	(252,047)

Effect of foreign currency translation	(13,843)	9,584
Net increase (decrease) in cash and cash equivalents	4,811,139	(2,530,374)
Cash and cash equivalents, beginning of period	11,975,944	14,285,001
Cash and cash equivalents, end of period	$16,787,083	$11,754,627
Supplemental disclosure of cash flow information:
Cash received during the periods for:
Interest	$3,052	$2,517
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2018 included in the Company’s Form 10-K filed on September 28, 2018. The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 51.8% (48.2% is owned by non-controlling interests) as of September 30, 2018 and June 30, 2018. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of September 30, 2018, the non-controlling interest was $865,446, which represents a $55,564 decrease from $921,010 as of June 30, 2018. The decrease was due to the net loss of subsidiary of $115,182 for the three months ended September 30, 2018, of which 48.2% was attributable to the non-controlling interests.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended
	September 30,
Net sales:	2018	2017
United States	$13,318,837	$7,262,745
Caribbean and South America	–	85,000
Europe, the Middle East and Africa (“EMEA”)	4,759	191,886
Asia	5,340	105,298
Totals	$13,328,936	$7,644,929

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2018	June 30, 2018
United States	$968,460	$1,073,640
Asia	37,837	47,140
Totals	$1,006,297	$1,120,780

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, and accounts payable approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which management believes are readily convertible into cash, such as money market funds and certificates of deposit.

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of September 30, 2018 and June 30, 2018.

Revenue Recognition

On July 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts that were not completed or substantially complete as of June 30, 2018. Results for the reporting period beginning after June 30, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. The Company recorded no net reduction to opening retained earnings of $13,328,936 as of September 30, 2018 as a result of the cumulative impact of adopting Topic 606.

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts include the sale of primarily hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration. The Company establishes a provision for estimated warranty and returns. Using historical averages, that provision for the quarter ending September 30, 2018 is not material.

Disaggregation of Revenue

In accordance with Topic 606, the Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

Contract Balances

The Company performs its obligations under a contract with a customer by transferring products in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. The Company, however, recognizes a contract liability when a customer prepays for goods and/or services and the Company has not transferred control of the goods and/or services.

The opening and closing balances of the Company's receivables are as follows:

	September 30, 2018	June 30, 2018
Accounts Receivable	$8,738,473	$7,907,117

The balance of contract assets was immaterial as the Company did not have a significant amount of un-invoiced receivables in the period ended September 30, 2018 and June 30, 2018.

The amount of revenue recognized in the period that was included in the opening contract liability balance was $5,951.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of measurement in Topic 606. At contract inception, the Company assesses the products and services promised in its contracts with customers. The Company then identifies performance obligations to transfer distinct products or services to the customer. In order to identify performance obligations, the Company considers all of the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

The Company's performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 100% of net sales for the three-month period ended September 30, 2018. The majority of the Company's revenue recognized at a point in time is for the sale of hot spot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of September 30, 2018, the Company’s contracts do not contain any unsatisfied performance obligations.

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

As of September 30, 2018, and June 30, 2018, capitalized product development costs in progress were $133,905 and $100,000, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2018 and 2017, we incurred $33,905 and $194,932, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $757,216 and $946,980 for the three months ended September 30, 2018 and 2017, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $352,091 and $192,366 for the three months ended September 30, 2018 and 2017, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of September 30, 2018, and June 30, 2018, we have recorded an inventory reserve in the amounts of $295,682 and $295,502, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of September 30, 2018 or June 30, 2018.

The definite lived intangible assets consisted of the following as of September 30, 2018:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	18,397	–	18,397
Technology in progress	Not Applicable	–	133,905	–	133,905
Software	5 years	2.5 years	323,053	249,064	73,989
Patents	10 years	6.8 years	58,522	7,185	51,337
Certifications & licenses	3 years	1.7 years	3,251,270	2,620,992	630,278
Total as of September 30, 2018			$3,785,147	2,877,241	907,906

The definite lived intangible assets consisted of the following as of June 30, 2018:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	18,397	–	18,397
Technology in progress	Not Applicable	–	100,000	–	100,000
Software	5 years	2.7 years	323,295	238,487	84,808
Patents	10 years	7.0 years	58,391	6,683	51,708
Certifications & licenses	3 years	1.9 years	3,250,061	2,508,266	741,795
Total as of June 30, 2018			$3,750,144	$2,753,436	$996,708

Amortization expense recognized during the three months ended September 30, 2018 and 2017 was $123,805 and $123,406, respectively.

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

As of September 30, 2018, and June 30, 2018, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of September 30, 2018, we have no material unrecognized tax benefits. We recorded an income tax provision of $41,970 for the three months ended September 30, 2018 and an income tax benefit of $136,001 for the three months ended September 30, 2017. We also recorded a decrease in deferred tax asset, non-current, of $41,970 for the three months ended September 30, 2018.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2018, sales to our four largest customers accounted for 40%, 16%, 14%, and 13% of our consolidated net sales and 56%, 0%, 2%, and 20% of our accounts receivable balance, as of September 30, 2018. In the same period in 2017, sales to our two largest customers accounted for 65% and 19% of our consolidated net sales and 67% and 20% of our accounts receivable balance, as of September 30, 2017. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2018 and 2017, and no other customers accounted for more than ten percent of total accounts receivable as of September 30, 2018 and 2017.

For the three months ended September 30, 2018, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the three months ended September 30, 2018, we purchased wireless data products from this manufacturer in the amount of $8,850,932, or 78% of total purchases, and had related accounts payable of $10,050,080 as of September 30, 2018. For the three months ended September 30, 2017, we purchased wireless data products from this manufacturer in the amount of $3,793,336, or 84% of total purchases, and had related accounts payable of $4,542,021 as of September 30, 2017.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (ASU 2018-02), which amends existing standards for income statement-reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act and improve the usefulness of information reported to financial statements users. ASU 2018-02 will be effective for us beginning in our first quarter of fiscal 2020, and early adoption is permitted. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2018	June 30, 2018
Machinery and facility	$306,612	$306,335
Office equipment	386,616	385,913
Molds	984,720	984,720
	1,677,948	1,676,968
Less accumulated depreciation	(1,579,557)	(1,552,896)
Total	$98,391	$124,072

Depreciation expense associated with property and equipment was $26,661 and $32,139 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2018	June 30, 2018
Accrued salaries and payroll deductions owed to government entities	$43,735	$38,855
Accrued vacation	53,417	54,506
Accrued seed stocks	140,000	140,000
Taxes	927	1,332
Other accrued liabilities	41,033	24,655
Total	$279,112	$259,348

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

The weighted average number of shares outstanding used to compute earnings (loss) per share is as follows:

	Three Months Ended September 30,
	2018	2017
Net income (loss) attributable to Parent Company	$178,734	$(437,292)

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,570,203	10,520,203
Dilutive effect of common stock equivalents arising from stock options	111,963	–
Diluted shares outstanding	10,682,166	10,520,203
Basic earnings (loss) per share	$0.02	$(0.04)
Diluted earnings (loss) per share	$0.02	$(0.04)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,344 for the three months ended September 30, 2018 and 2017.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expires on September 1, 2019. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2018 and 2017.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2018 and was extended to September 4, 2019. Rent expense related to this lease was $2,561 and $2,527 for the three months ended September 30, 2018 and 2017, respectively.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the three months ended September 30, 2018.

A summary of the status of our stock options is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of June 30, 2018	299,000	$1.04	2.75	$241,220
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of September 30, 2018	299,000	$1.04	2.49	$301,020

Exercisable as of September 30, 2018	299,000	$1.04	2.49	$301,020

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.05 as of September 30, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2018, in the amount of 299,000 shares, was $0.92 per share.

As of September 30, 2018, there was no unrecognized compensation cost related to non-vested stock options granted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This report contains certain forward-looking statements relating to future events or our future financial performance. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2018, filed on September 28, 2018. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2018, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2018.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2018 and 2017, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2018	2017

Net sales	100.0%	100.0%
Cost of goods sold	83.7%	81.0%
Gross profit	16.3%	19.0%
Operating expenses	15.5%	27.2%
Income (loss) from operations	0.8%	(8.2%	)
Other income (loss), net	0.4%	0.8%
Net income (loss) before income taxes	1.2%	(7.4%	)
Income tax provision (benefit)	0.3%	(1.8%	)
Net income (loss)	0.9%	(5.6%	)
Non-controlling interest in net loss (income) of subsidiary	0.4%	(0.1%	)
Net income (loss) attributable to Parent Company stockholders	1.3%	(5.7%	)

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

NET SALES - Net sales increased by $5,684,007, or 74.4%, to $13,328,936 for the three months ended September 30, 2018 from $7,644,929 for the corresponding period of 2017. For the three months ended September 30, 2018, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $13,318,837 (99.9% of net sales), $0 (0.0% of net sales), $4,759 (0.0% of net sales) and $5,340 (0.1% of net sales), respectively. For the three months ended September 30, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $7,262,745 (95.0% of net sales), $85,000 (1.1% of net sales), $191,886 (2.5% of net sales) and $105,298 (1.4% of net sales), respectively.

Net sales in the United States increased by $6,056,092, or 83.4%, to $13,318,837 for the three months ended September 30, 2018 from $7,262,745 for the corresponding period of 2017. The increase in net sales was primarily due to the significantly increased product demands from four customers who did not purchase our products actively during for the corresponding period of 2017. Net sales in the South American and Caribbean regions decreased to $0 for the three months ended September 30, 2018 from $85,000 for the three months ended September 30, 2017. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $187,127, or 97.5%, to $4,759 for the three months ended September 30, 2018 from $191,886 for the corresponding period of 2017. The decrease in net sales was due to the discontinued orders of a product placed by a carrier customer in Africa. Net sales in Asia decreased by $99,958, or 94.9%, to $5,340 for the three months ended September 30, 2018 from $105,298 for the corresponding period of 2016. The decrease in net sales was primarily due to lower component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $722,740, or 49.8%, to $2,173,219 for the three months ended September 30, 2018 from $1,450,479 for the corresponding period of 2017. The gross profit in terms of net sales percentage was 16.3% for the three months ended September 30, 2018 compared to 19.0% for the corresponding period of 2017. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $12,382, or 0.6%, to $2,061,235 for the three months ended September 30, 2018 from $2,073,617 for the corresponding period of 2017. The decrease in operating expenses was primarily due to the decrease in overall expenses from a cost reduction effort, which is offset by the increased shipping and handling cost related to the increased volume of product shipments.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $5,721 to $53,156 for the three months ended September 30, 2018 from $58,878 for the corresponding period of 2017. The decrease in other income (loss), net was primarily due to the decreased product development funding received by FTI from a government entity.

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

Our principal source of liquidity as of September 30, 2018 consisted of cash and cash equivalents of $16,787,083.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash provided by operating activities for the three months ended September 30, 2018 was $4,860,965, and net cash used in operating activities for the three months ended September 30, 2017 was $2,287,911.

The $4,860,965 in net cash provided by operating activities for the three months ended September 30, 2018 was primarily due to the increase in accounts payable of $5,557,538 as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges), which his partially offset by the increases in accounts receivable and inventories of $739,652 and $325,292, respectively.

The $2,287,911 in net cash used in operating activities for the three months ended September 30, 2017 was primarily due to the decrease in accounts payable of $7,076,969 as well as our operating results (net loss adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the decreases in accounts receivable and inventories of $3,697,069 and $1,444,511, respectively.

INVESTING ACTIVITIES – Net cash used in investing activities for the three months ended September 30, 2018 and 2017 was $35,983 and $252,047, respectively.

The $35,983 in net cash used in investing activities for the three months ended September 30, 2018 was primarily due to the payments for capitalized product development of $33,905.

The $252,047 in net cash used in investing activities for the three months ended September 30, 2017 was primarily due to the payments for capitalized product development of $194,932 as well as the purchase of intangible assets of $36,482.

FINANCING ACTIVITIES – We had no financing activities for the three month periods ended September 30, 2018 and 2017.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,344 for the three months ended September 30, 2018 and 2017.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expires on September 1, 2019. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2018 and 2017.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2018 and was extended to September 4, 2019. Rent expense related to this lease was $2,561 and $2,527 for the three months ended September 30, 2018 and 2017, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the three months ended September 30, 2018, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on September 28, 2018 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

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
Dated: November 14, 2018

