Form 10-Q
period 2018-12-31
FRANKLIN WIRELESS CORP
filed 2019-02-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).  Yes ☐ No ☒

The Registrant has 10,570,203 shares of common stock outstanding as of February 14, 2019.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018 (unaudited)	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,550,779	$11,975,944
Accounts receivable	7,071,498	7,907,117
Other receivables, net	11,899	125,144
Inventories, net	1,915,593	1,615,332
Prepaid expenses and other current assets	29,986	19,034
Prepaid income taxes	3,096	28,240
Advance payments to vendors	60,516	78,696
Total current assets	21,643,367	21,749,507
Property and equipment, net	128,101	124,072
Intangible assets, net	816,527	996,708
Deferred tax assets, non-current	1,931,304	1,853,429
Goodwill	273,285	273,285
Other assets	139,119	139,637
TOTAL ASSETS	$24,931,703	$25,136,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,247,722	$7,609,585
Income tax payable	3,750	3,750
Advance payments from customers	63,819	228,598
Accrued liabilities	248,376	259,348
Total current liabilities	8,563,667	8,101,281
Total liabilities	8,563,667	8,101,281
Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2018 and June 30, 2018	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,570,203 shares issued and outstanding as of December 31, 2018 and June 30, 2018	13,972	13,972
Additional paid-in capital	7,442,272	7,442,272
Retained earnings	13,416,920	13,753,565
Treasury stock, 3,472,286 shares as of December 31, 2018 and June 30, 2018	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(585,282)	(581,983)
Total Parent Company stockholders’ equity	15,774,403	16,114,347
Non-controlling interests	593,633	921,010
Total stockholders’ equity	16,368,036	17,035,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,931,703	$25,136,638

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$9,185,756	$8,351,683	$22,514,692	$15,996,612
Cost of goods sold	7,904,692	6,963,097	19,060,409	13,157,547
Gross profit	1,281,064	1,388,586	3,454,283	2,839,065

Operating expenses:
Selling, general and administrative	1,276,603	951,705	2,580,622	2,078,342
Research and development	715,447	949,752	1,472,663	1,896,732
Total operating expenses	1,992,050	1,901,457	4,053,285	3,975,074
Loss from operations	(710,986)	(512,871)	(599,002)	(1,136,009)

Other income (loss), net:
Interest income	30,700	2,517	33,752	5,034
Income from governmental subsidy	636	26,277	64,824	95,224
Other income (loss), net	7,778	(43,296)	(6,306)	(55,882)
Total other income (loss), net	39,114	(14,502)	92,270	44,376
Loss before provision for income taxes	(671,872)	(527,373)	(506,732)	(1,091,633)
Income tax provision (benefit)	(119,010)	235,121	(77,040)	99,120
Net loss	(552,862)	(762,494)	(429,692)	(1,190,753)
Non-controlling interests in net loss of subsidiary at 48.2%	–	31,484	55,564	22,451
Non-controlling interests in net loss of subsidiary at 35.8%	37,483	–	37,483	–
Net loss attributable to Parent Company	$(515,379)	$(731,010)	$(336,645)	$(1,168,302)

Basic loss per share attributable to Parent Company stockholders	$(0.05)	$(0.07)	$(0.03)	$(0.11)
Diluted loss per share attributable to Parent Company stockholders	$(0.05)	$(0.07)	$(0.03)	$(0.11)

Weighted average common shares outstanding – basic	10,570,203	10,520,203	10,570,203	10,520,203
Weighted average common shares outstanding – diluted	10,570,203	10,520,203	10,570,203	10,520,203

Comprehensive income
Net loss	$(552,862)	$(762,494)	$(429,692)	$(1,190,753)
Translation adjustments	10,544	68,599	(3,299)	78,183
Comprehensive loss	(542,318)	(693,895)	(432,991)	(1,112,570)
Comprehensive loss attributable to non-controlling interest	37,483	31,484	93,047	22,451
Comprehensive loss attributable to controlling interest	$(504,835)	$(662,411)	$(339,944)	$(1,090,119)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net comprehensive loss	$(429,692)	$(1,190,753)
Adjustments to reconcile net comprehensive loss to net cash provided by (used in) operating activities:
Gain from the forgiven debt	–	(2,337)
Depreciation	54,570	63,903
Amortization of intangible assets	245,931	246,352
Deferred tax (benefit)	(77,875)	98,269
Increase (decrease) in cash due to change in:
Accounts receivable	948,864	4,332,787
Inventories	(300,261)	1,866,277
Prepaid expenses and other current assets	(10,952)	3,243
Prepaid income tax	25,144	–
Advance payments to vendors	18,180	(24,687)
Other assets	518	(7,833)
Accounts payable	638,137	(5,892,830)
Advance payments from customers	(164,779)	(51,844)
Accrued liabilities	(10,972)	(18,328)
Net cash provided by (used in) operating activities	936,813	(577,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of shares of a subsidiary	(234,330)	–
Purchases of property and equipment	(58,599)	(21,309)
Payments for capitalized development costs	(64,405)	(224,485)
Purchases of intangible assets	(1,345)	(38,508)
Net cash used in investing activities	(358,679)	(284,302)

Effect of foreign currency translation	(3,299)	78,183
Net increase (decrease) in cash and cash equivalents	574,835	(783,900)
Cash and cash equivalents, beginning of period	11,975,944	14,285,001
Cash and cash equivalents, end of period	$12,550,779	$13,501,101
Supplemental disclosure of cash flow information:
Cash received (paid) during the periods for:
Interest	$33,752	$5,034
Income taxes	$(800)	$(800)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a subsidiary with a majority voting interest of 64.2% (35.8% is owned by non-controlling interests) as of December 31, 2018 and 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2018. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests. The increase in the majority voting interest in percentage from 51.8% to 64.2% for the three months ended December 31, 2018 was due to the purchase of an additional 246,663 shares of the subsidiary, at $0.95 per share by the parent company from three shareholders of the subsidiary.

Non-controlling Interest in a Consolidated Subsidiary

As of December 31, 2018, the non-controlling interest was $593,633, which represents a $327,377 decrease from $921,010 as of June 30, 2018.

The decrease of $93,047 was due to the net loss of subsidiary of $219,775 for the six months ended December 31, 2018, of which 35.8% was attributable to the non-controlling interest of the net loss of $104,593 for the three months ended December 31, 2018, and 48.2% was attributable to the non-controlling interest of the net loss of $115,182 for the three months ended September 30, 2018. The decrease of $234,330 was due to the purchase of an additional 246,663 shares of the subsidiary, at $0.95 per share, from three shareholders of the subsidiary, which resulted in the decrease of non-controlling interest in percentage from 48.2% to 35.8% for the three months ended December 31, 2018.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2018	2017	2018	2017
United States	$9,016,495	$8,136,551	$22,335,332	$15,399,296
Caribbean and South America	–	149,970	–	234,970
Europe, the Middle East and Africa (“EMEA”)	156,321	2,336	161,080	194,222
Asia	12,940	62,826	18,280	168,124
Totals	$9,185,756	$8,351,683	$22,514,692	$15,996,612

Long-lived assets, net (property and equipment and intangible assets):	December 31, 2018	June 30, 2018
United States	$912,750	$1,073,640
Asia	31,878	47,140
Totals	$944,628	$1,120,780

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of December 31, 2018 and June 30, 2018.

Revenue Recognition

On July 1, 2018, we adopted ASU 2014-09 using the modified retrospective method applied to those contracts that were not completed or substantially complete as of June 30, 2018. Results for the reporting period beginning after June 30, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We recorded no change in retained earnings as of July 1, 2018 as a result of the cumulative impact of adopting Topic 606.

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the quarter ending December 31, 2018 is not material.

Disaggregation of Revenue

In accordance with Topic 606, we disaggregate revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. We determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606, which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

Contract Balances

We perform our obligations under a contract with a customer by transferring products in exchange for consideration from the customer. We typically invoice our customers as soon as control of an asset is transferred, and a receivable is established. We, however, recognize a contract liability when a customer prepays for goods and/or services, or we have not delivered goods under the contract since we have not yet transferred control of the goods and/or services.

The balances of our receivables are as follows:

	December 31, 2018	June 30, 2018
Accounts Receivable	$7,071,498	$7,907,117

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended December 31, 2018 and June 30, 2018.

Our contract liabilities are as follows:

	December 31, 2018	June 30, 2018
Advance payments from customers	$63,819	$228,598
Undelivered products	140,000	140,000
Totals	$203,819	$368,598

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of measurement in Topic 606. At contract inception, we assess the products and services promised in our contracts with customers. We then identify performance obligations to transfer distinct products or services to the customer. In order to identify performance obligations, we consider all the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 100% of net sales for the three and six months ended December 31, 2018. The majority of our revenue recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of December 31, 2018, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of December 31, 2018, and June 30, 2018, capitalized product development costs in progress were $164,405 and $100,000, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the three and six months ended December 31, 2018, we incurred $33,905 and $64,405, respectively, and for the three and six months ended December 31, 2017, we incurred $29,553 and $224,485, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $715,447 and $949,752 for the three months ended December 31, 2018 and 2017, respectively, and $1,472,663 and $1,896,732 for the six months ended December 31, 2018 and 2017, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive loss, were $363,589 and $190,468 for the three months ended December 31, 2018 and 2017, respectively, and $715,680 and $382,835 for the six months ended December 31, 2018 and 2017, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of December 31, 2018, and June 30, 2018, we have recorded an inventory reserve in the amounts of $295,139 and $295,502, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended December 31, 2018 and June 30, 2018.

The definite lived intangible assets consisted of the following as of December 31, 2018:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	$18,397	$–	$18,397
Technology in progress	Not Applicable	–	164,405	–	164,405
Software	5 years	1.8 years	323,055	257,955	65,100
Patents	10 years	6.5 years	58,767	7,694	51,073
Certifications & licenses	3 years	1.0 years	3,251,270	2,733,718	517,552
Total as of December 31, 2018			$3,815,894	$2,999,367	$816,527

The definite lived intangible assets consisted of the following as of June 30, 2018:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	$18,397	$–	$18,397
Technology in progress	Not Applicable	–	100,000	–	100,000
Software	5 years	2.3 years	323,295	238,487	84,808
Patents	10 years	7.0 years	58,391	6,683	51,708
Certifications & licenses	3 years	1.4 years	3,250,061	2,508,266	741,795
Total as of June 30, 2018			$3,750,144	$2,753,436	$996,708

Amortization expense recognized for the three months ended December 31, 2018 and 2017 was $122,126 and $122,946, respectively, and for the six months ended December 31, 2018 and 2017 was $245,931 and $246,352, respectively.

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

As of December 31, 2018, and June 30, 2018, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2018, we have no material unrecognized tax benefits. We recorded an income tax benefits of $119,010 and $77,040 for the three and six months ended December 31, 2018, respectively. We also recorded an increase in deferred tax asset, non-current, of $119,845 and $77,875 for the three and six months ended December 31, 2018.

For the three and six months ended December 31, 2017, we recorded an income tax provision of $235,121 and $99,120 respectively, and a decrease in deferred tax asset, non-current, of $234,270 and $98,269 for the three and six months ended December 31, 2017. The Tax Cuts and Jobs Act (the “Act”) was signed into the law on December 22, 2017. The Act included a provision to reduce the federal corporate income tax rate to a flat 21% effective for the taxable year beginning on or after January 1, 2018. ASC 740 provides that deferred tax assets and liabilities are to be measured at the enacted rate, which is expected to apply when the related temporary differences are to be realized or settled, and the related tax impact is recognized through continuing operation in the period in which tax legislation is enacted. Accordingly, the Company remeasured its deferred tax assets as of December 31, 2017 and included the tax expenses of approximate $400,000 as a component of income tax provision recognized for the three and six months ended December 31, 2017.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2018, sales to our three largest customers accounted for 47%, 15%, and 10% of our consolidated net sales, and 66%, 19%, and 3% of our accounts receivable balance as of December 31, 2018. In the same period in 2017, sales to our three largest customers accounted for 54%, 17%, and 13% of our consolidated net sales, and 49%, 31%, and 10% of our accounts receivable balance as of December 31, 2017. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2018 and 2017, and no other customers accounted for more than ten percent of total accounts receivable as of December 31, 2018 and 2017.

For the six months ended December 31, 2018, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, which would negatively impact the Company's revenue.  For the six months ended December 31, 2018, we purchased wireless data products from these two manufacturers in the amount of $18,785,481, or 98% of total purchases, and had related accounts payable of $7,664,756 as of December 31, 2018. For the six months ended December 31, 2017, we purchased wireless data products from one manufacturer in the amount of $9,865,506, or 90% of total purchases, and had related accounts payable of $6,108,544 as of December 31, 2017.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2018	June 30, 2018
Machinery and facility	$362,505	$306,335
Office equipment	388,342	385,913
Molds	984,720	984,720
	1,735,567	1,676,968
Less accumulated depreciation	(1,607,466)	(1,552,896)
Total	$128,101	$124,072

Depreciation expense associated with property and equipment was $27,909 and $31,764 the three months ended December 31, 2018 and 2017, respectively, and $54,570 and $63,903 for the six months ended December 31, 2018 and 2017, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2018	June 30, 2018
Accrued salaries and payroll deductions owed to government entities	$45,948	$38,855
Accrued vacation	46,614	54,506
Accrued undelivered inventory	140,000	140,000
Taxes	404	1,332
Other accrued liabilities	15,410	24,655
Total	$248,376	$259,348

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

For the three and six months ended December 31, 2018, we were in a net loss position and have excluded 299,000 stock options from the calculation of diluted net loss per shares because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute loss per share is as follows:

	Three Months ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net loss attributable to Parent Company	$(515,379)	$(731,010)	$(336,645)	$(1,168,302)

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,570,203	10,520,203	10,570,203	10,520,203
Dilutive effect of common stock equivalents arising from stock options	–	–	–	–
Diluted shares outstanding	10,520,203	10,520,203	10,520,203	10,520,203
Basic loss per share	$(0.05)	$(0.07)	$(0.03)	$(0.11)
Diluted loss per share	$(0.05)	$(0.07)	$(0.03)	$(0.11)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,344 for the three months ended December 31, 2018 and 2017, and $138,690 for the six months ended December 31, 2018 and 2017.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expires on September 1, 2019. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2018 and 2017, and approximately $64,200 for the six months ended December 31, 2018 and 2017.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2018 and was extended to September 4, 2019. Rent expense related to this lease was approximately $2,529 and $2,190 for the three months ended December 31, 2018 and 2017, and approximately $5,091 and $4,494 for the six months ended December 31, 2018 and 2017.

Other Contingencies

Due to a cancelled purchase commitment by a significant customer, the Company has received a request for payment from a significant vendor in the amount of $2.9M for components purchased to fulfill that customer’s order. The Company has also requested payment of $2.9M for those components from the above-mentioned customer. We intend to remit payment to the vendor once the amounts are received from the customer. We have received assurances from the customer that we will be paid for this cancelled purchase commitment and we also have in place personal guarantees from the owners/principals of this customer. The vendor may be able to repurpose certain parts purchased into other orders we have placed or will place in the future. No products have been transferred to us and there has been no revenue generating events. All parties are working towards a resolution as soon as possible, however, at this time material unresolved contingencies remain. Since it is not known at this time the exact amount that ultimately will be collected from the customer to be remitted to the vendor, the Company has not recorded these amounts into either Accounts Payable or Accounts Receivable.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the three and six months ended December 31, 2018 and 2017.

A summary of the status of our stock options is presented below as of December 31, 2018:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2018	299,000	$1.04	2.75	$241,220
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of December 31, 2018	299,000	$1.04	2.24	$366,800

Exercisable as of December 31, 2018	299,000	$1.04	2.24	$366,800

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.27 as of December 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2018, in the amount of 299,000 shares, was $0.92 per share.

As of December 31, 2018, there was no unrecognized compensation cost related to non-vested stock options granted.

A summary of the status of our stock options is presented below as of December 31, 2017:

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2018, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the six months ended December 31, 2018.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2018 and 2017, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2018		2017		2018		2017

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	86.1%		83.4%		84.7%		82.3%
Gross profit	13.9%		16.6%		15.3%		17.7%
Operating expenses	21.7%		22.8%		18.0%		24.8%
loss from operations	(7.8%	)	(6.2%	)	(2.7%	)	(7.1%	)
Other income (expense), net	0.4%		(0.2%	)	0.4%		0.3%
Net loss before income taxes	(7.4%	)	(6.4%	)	(2.3%	)	(6.8%	)
Income tax provision (benefit)	(1.3%	)	2.8%		(0.3%	)	0.6%
Net loss	(6.1%	)	(9.2%	)	(2.0%	)	(7.4%	)
Non-controlling interest in net loss of subsidiary	0.4%		0.4%		0.4%		0.1%
Net loss attributable to Parent Company stockholders	(5.7%	)	(8.8%	)	(1.6%	)	(7.3%	)

THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2017

NET SALES - Net sales increased by $834,073, or 10.0%, to $9,185,756 for the three months ended December 31, 2018 from $8,351,683 for the corresponding period of 2017.  For the three months ended December 31, 2018, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $9,016,495 (98.2% of net sales), $0 (0% of net sales), $156,321 (1.7% of net sales) and $12,940 (0.1% of net sales), respectively. For the three months ended December 31, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $8,136,551 (97.4% of net sales), $149,970 (1.8% of net sales), $2,336 (0.0% of net sales) and $62,826 (0.8% of net sales), respectively.

Net sales in the United States increased by $879,944, or 10.8%, to $9,016,495 for the three months ended December 31, 2018 from $8,136,551 for the corresponding period of 2017. The increase in net sales was primarily due to the average of 60% increased product demand from two major carrier customers, which is partially offset by the mixed effect of the sales that fluctuate significantly from period to period due to timing of orders placed by several customers. Net sales in the South American and Caribbean regions decreased by $149,970, or 100.0%, to $0 for the three months ended December 31, 2018 from $149,970 for the corresponding period of 2017.   The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA increased by $153,985, or 6,591.8%, to $156,321 for the three months ended December 31, 2018 from $2,336 for the corresponding period of 2017. The increase in net sales was due to timing of orders placed by a new carrier customer in Africa. Net sales in Asia decreased by $49,886, or 79.4%, to $12,940 for the three months ended December 31, 2018 from $62,826 for the corresponding period of 2017. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $107,522, or 7.7%, to $1,281,064 for the three months ended December 31, 2018 from $1,388,586 for the corresponding period of 2017.  The gross profit in terms of net sales percentage was 13.9% for the three months ended December 31, 2018 compared to 16.6% for the corresponding period of 2017. The decrease in gross profit and gross profit in terms of net sales percentage was primarily due to competitive selling prices, increase in product costs, and variations in customer and product mix, which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $90,593, or 4.8%, to $1,992,050 for the three months ended December 31, 2018 from $1,901,457 for the corresponding period of 2017. The increase in operating expenses was primarily due to significantly increased shipping and handling costs resulting from the increased volume of product shipments, which was partially offset by the decrease in payroll expenses due to the decrease in headcount in the effort of cost reduction.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $53,616 to $39,114 for the three months ended December 31, 2018 from ($14,502) for the corresponding period of 2017. The increase in other income (loss), net was primarily due to the higher interest income earned from the newly opened money market account and the certificate of deposit account as well as favorable changes in foreign currency exchange rates that occurred in FTI for the three months ended December 31, 2018. For the corresponding period of 2017, other income (loss), net included unfavorable changes in foreign currency exchange rates in FTI, which was partially offset by higher product development funding received by FTI from a government entity.

SIX MONTHS ENDED DECEMBER 31, 2018 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2017

NET SALES - Net sales increased by $6,518,080, or 40.7%, to $22,514,692 for the six months ended December 31, 2018 from $15,996,612 for the corresponding period of 2017.

For the six months ended December 31, 2018, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $22,335,332 (99.2% of net sales), $0 (0% of net sales), $161,080 (0.7% of net sales) and $18,280 (0.1% of net sales), respectively. For the six months ended December 31, 2017, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA and Asia, were $15,399,296 (96.3% of net sales), $234,970 (1.5% of net sales), $194,222 (1.2% of net sales) and $168,124 (1.0% of net sales), respectively.

Net sales in the United States increased by $6,936,036, or 45.0%, to $22,335,332 for the six months ended December 31, 2018 from $15,399,296 for the corresponding period of 2017. The increase in net sales was primarily due to the average of 30% increased product demand from two major carrier customers, which is partially offset by the mixed effect of the sales that fluctuate significantly from period to period due to timing of orders placed by several customers. Net sales in the South American and Caribbean regions decreased by $234,970, 100.0%, to $0 for the six months ended December 31, 2018 from $234,970 for the corresponding period of 2017. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $33,142, or 17.1%, to $161,080 for the six months ended December 31, 2018 from $194,222 for the corresponding period of 2017. The decrease in net sales was due to the discontinued orders of a product placed by a carrier customer in Africa, which is partially offset by the orders placed by a new carrier customer. Net sales in Asia decreased by $149,844, or 89.1%, to $18,280 for the six months ended December 31, 2017 from $168,124 for the corresponding period of 2017. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $615,218, or 21.7%, to $3,454,283 for the six months ended December 31, 2018 from $2,839,065 for the corresponding period of 2017.  The gross profit in terms of net sales percentage was 15.3% for the six months ended December 31, 2018 compared to 17.7% for the corresponding period of 2017. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to competitive selling prices, increase in product costs, and variations in customer and product mix, which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $78,211, or 2.0%, to $4,053,285 for the six months ended December 31, 2018 from $3,975,074 for the corresponding period of 2017. The increase in operating expenses was primarily due to significantly increased shipping and handling costs resulting from the increased volume of product shipments, which was partially offset by the decrease in payroll expenses due to the decrease in headcount in the effort of cost reduction.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $47,894, or 107.9%, to $92,270 for the six months ended December 31, 2018 from $44,376 for the corresponding period of 2017. The increase in other income (loss), net was primarily due to the higher interest income earned from the newly opened money market account and the certificate of deposit account as well as favorable changes in foreign currency exchange rates that occurred in FTI for the six months ended December 31, 2018. For the corresponding period of 2017, other income (loss), net included unfavorable changes in foreign currency exchange rates in FTI, which was partially offset by higher product development funding received by FTI from a government entity.

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

Our principal source of liquidity as of December 31, 2018 consisted of cash and cash equivalents of $12,550,779.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

On October 24, 2018 the Company transferred $9,000,000 from the companies savings account into the following investment accounts: $5,000,000 to a Wells Fargo Bank Brokered CD, $2,000,000 to a Fidelity Government Money Market Account, $1,500,000 to a Goldman Sachs Government Money Market Account and $500,000 to a Federated Government Money Market Account.

OPERATING ACTIVITIES - Net cash provided by operating activities for the six months ended December 31, 2018 was $936,813. Net cash used in operating activities for the six months ended December 31, 2017 was $577,781.

The $936,813 in net cash provided by operating activities for the six months ended December 31, 2018 was primarily due to the decrease in accounts receivable of $948,864 and the increase in accounts payable of $638,137, which were partially offset by the our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges) and the increase in inventories of $300,261.

The $577,781 in net cash used in operating activities for the six months ended December 31, 2017 was primarily due to the decrease in accounts payable of $5,892,830 as well as our operating results (net loss adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the decreases in accounts receivable and inventories of $4,332,787 and $1,866,277, respectively.

INVESTING ACTIVITIES – Net cash used in investing activities for the six months ended December 31, 2018 and 2017 was $358,689 and $284,302, respectively.

The $358,689 in net cash used in investing activities for six months ended December 31, 2018 was primarily due to the payments for purchase of additional shares of the subsidiary of $234,330 as well as the purchase of capitalized product development of $64,405.

The $284,302 in net cash used in investing activities for the six months ended December 31, 2017 was primarily due to the payments for capitalized product development of $224,485 as well as the purchases of intangible assets of $38,508.

FINANCING ACTIVITIES – We had no financing activities for the six months ended December 31, 2018 and 2017.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,344 for the three months ended December 31, 2018 and 2017, and $138,690 for the six months ended December 31, 2018 and 2017.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expires on September 1, 2019. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2018 and 2017, and approximately $64,200 for the six months ended December 31, 2018 and 2017.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2018 and was extended to September 4, 2019. Rent expense related to this lease was approximately $2,529 and $2,190 for the three months ended December 31, 2018 and 2017, and approximately $5,091 and $4,494 for the six months ended December 31, 2018 and 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 606) during the six months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the six months ended December 31, 2018, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on September 28, 2018 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A - RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

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

	Franklin Wireless Corp.

	By:	/s/ OC Kim
		OC Kim President (Principal Executive Officer)

	By:	/s/ OC Kim
		OC Kim Acting Chief Financial Officer (Principal Financial Officer)
Dated: February 14, 2019		0

