Form 10-Q
period 2019-03-31
FRANKLIN WIRELESS CORP
filed 2019-05-15
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

The Registrant has 10,570,203 shares of common stock outstanding as of May 15, 2019.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2018. These forward-looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	June 30,
	(unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$10,763,321	$11,975,944
Accounts receivable	7,939,002	7,907,117
Other receivables, net	27,392	125,144
Inventories, net	771,242	1,615,332
Prepaid expenses and other current assets	24,182	19,034
Prepaid income taxes	3,096	28,240
Advance payments to vendors	54,008	78,696
Total current assets	19,582,243	21,749,507
Property and equipment, net	115,392	124,072
Intangible assets, net	846,838	996,708
Deferred tax assets, non-current	2,039,555	1,853,429
Goodwill	273,285	273,285
Other assets	237,335	139,637
TOTAL ASSETS	$23,094,648	$25,136,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,640,408	$7,609,585
Income tax payable	3,750	3,750
Advance payments from customers	71,460	228,598
Accrued liabilities	242,857	259,348
Total current liabilities	6,958,475	8,101,281
Total liabilities	6,958,475	8,101,281
Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2019 and June 30, 2018	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,570,203 shares issued and outstanding as of March 31, 2019 and June 30, 2018	13,972	13,972
Additional paid-in capital	7,442,272	7,442,272
Retained earnings	13,259,106	13,753,565
Treasury stock, 3,472,286 shares as of March 31, 2019 and June 30, 2018	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(589,633)	(581,983)
Total Parent Company stockholders’ equity	15,612,238	16,114,347
Non-controlling interests	523,935	921,010
Total stockholders’ equity	16,136,173	17,035,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,094,648	$25,136,638

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$8,966,140	$6,565,442	$31,480,832	$22,562,054
Cost of goods sold	7,371,035	5,121,593	26,431,444	18,279,140
Gross profit	1,595,105	1,443,849	5,049,388	4,282,914

Operating expenses:
Selling, general and administrative	1,268,674	1,124,113	3,849,296	3,202,455
Research and development	714,092	744,794	2,186,755	2,641,526
Total operating expenses	1,982,766	1,868,907	6,036,051	5,843,981
Loss from operations	(387,661)	(425,058)	(986,663)	(1,561,067)

Other income (loss), net:
Interest income	48,921	2,479	82,673	7,513
Income from governmental subsidy	–	55,261	64,824	150,485
Other income (loss), net	2,984	(3,838)	(3,322)	(59,720)
Total other income (loss), net	51,905	53,902	144,175	98,278
Loss before provision for income taxes	(335,756)	(371,156)	(842,488)	(1,462,789)
Income tax benefit	(108,244)	(182,175)	(185,284)	(83,055)
Net loss	(227,512)	(188,981)	(657,204)	(1,379,734)
Non-controlling interests in net loss of subsidiary at 48.2%	–	48,259	55,564	70,710
Non-controlling interests in net loss of subsidiary at 35.8%	69,698	–	107,181	–
Net loss attributable to Parent Company	$(157,814)	$(140,722)	$(494,459)	$(1,309,024)

Basic loss per share attributable to Parent Company stockholders	$(0.01)	$(0.01)	$(0.05)	$(0.12)
Diluted loss per share attributable to Parent Company stockholders	$(0.01)	$(0.01)	$(0.05)	$(0.12)

Weighted average common shares outstanding – basic	10,570,203	10,570,203	10,570,203	10,570,203
Weighted average common shares outstanding – diluted	10,570,203	10,570,203	10,570,203	10,570,203

Comprehensive loss
Net loss	$(227,512)	$(188,981)	$(657,204)	$(1,379,734)
Translation adjustments	(4,351)	(4,567)	(7,650)	73,616
Comprehensive loss	(231,863)	(193,548)	(664,854)	(1,306,118)
Comprehensive loss attributable to non-controlling interest	69,698	48,259	162,745	70,710
Comprehensive loss attributable to controlling interest	$(162,165)	$(145,289)	$(502,109)	$(1,235,408)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2019 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2018	10,570,203	$13,972	$7,442,272	$13,753,565	$(4,513,479)	$(581,983)	$921,010	$17,035,357
Net loss attributable to Parent Company	–	–	–	(494,459)	–	–	–	(494,459)
Foreign exchange translation	–	–	–	–	–	(7,650)	–	(7,650)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(162,745)	(162,745)
Purchases of shares of a subsidiary	–	–	–	–	–	–	(234,330)	(234,330)
Balance – March 31, 2019 (unaudited)	10,570,203	$13,972	$7,442,272	$13,259,106	$(4,513,479)	$(589,633)	$523,935	$16,136,173

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2018 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2017	10,520,203	$13,922	$7,375,322	$15,846,022	$(4,513,479)	$(613,805)	$1,001,128	$19,109,110
Net loss attributable to Parent Company	–	–	–	(1,309,024)	–	–	–	(1,309,024)
Foreign exchange translation	–	–	–	–	–	73,616	–	73,616
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(70,710)	(70,710)
Issuance of stock related to stock options exercised	50,000	50	66,950	–	–	–	–	67,000
Balance – March 31, 2018 (unaudited)	10,570,203	$13,972	$7,442,272	$14,536,998	$(4,513,479)	$(540,189)	$930,418	$17,869,992

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(657,204)	$(1,379,734)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	72,459	94,084
Amortization of intangible assets	339,708	363,140
Deferred tax asset (benefit)	(186,126)	(82,268)
Increase (decrease) in cash due to change in:
Accounts receivable	(31,885)	4,777,182
Other receivables	97,752	16,159
Inventories	844,090	2,022,713
Prepaid expenses and other current assets	(5,148)	(1,116)
Prepaid income tax	25,144	–
Advance payments to vendors	24,688	(7,219)
Other assets	(97,698)	(8,391)
Accounts payable	(969,177)	(7,719,647)
Advance payments from customers	(157,138)	(51,086)
Accrued liabilities	(16,491)	(27,072)
Net cash used in operating activities	(717,026)	(2,003,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of shares of a subsidiary	(234,330)	–
Purchases of property and equipment	(63,779)	(21,798)
Payments for capitalized development costs	(168,910)	(291,386)
Purchases of intangible assets	(20,928)	(38,520)
Net cash used in investing activities	(487,947)	(351,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock related to stock options exercised	–	67,000
Net cash provided by financing activities	–	67,000

Effect of foreign currency translation	(7,650)	73,616
Net decrease in cash and cash equivalents	(1,212,623)	(2,214,343)
Cash and cash equivalents, beginning of period	11,975,944	14,285,001
Cash and cash equivalents, end of period	$10,763,321	$12,070,658
Supplemental disclosure of cash flow information:
Cash received (paid) during the periods for:
Interest	$82,674	$7,513
Income taxes	$(800)	$(800)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 64.2% (35.8% is owned by non-controlling interests) as of March 31, 2019 and 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2018. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests. The increase in the majority voting interest in percentage from 51.8% to 64.2% for the six months ended March 31, 2019 was due to the purchase of an additional 246,663 shares of the subsidiary, at $0.95 per share by the parent company from three shareholders of the subsidiary.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2019, the non-controlling interest was $523,935, which represents a $397,075 decrease from $921,010 as of June 30, 2018.

The decrease in the non-controlling interest of $397,075 was comprised of two components (1) losses in the subsidiary of $162,745 incurred during the nine month period March 31, 2019 and (2) a reduction in the ownership percentage of the non-controlling interests due to the repurchase by the Company of 246,663 shares of the subsidiary for $234,330 ($0.95 per share) from three non-controlling shareholders.  This decreased the non-controlling interests’ ownership percentage from 48.2% to 35.8%.

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

We generate revenues from four geographic areas, consisting of the United States and Canada, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2019	2018	2019	2018
United States and Canada	$8,898,775	$6,414,074	$31,234,107	$21,813,370
Caribbean and South America	–	–	–	234,970
Europe, the Middle East and Africa (“EMEA”)	63,347	138,799	224,427	333,021
Asia	4,018	12,569	22,298	180,693
Totals	$8,966,140	$6,565,442	$31,480,832	$22,562,054

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2019	June 30, 2018
United States	$927,894	$1,073,640
Asia	34,336	47,140
Totals	$962,230	$1,120,780

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of March 31, 2019 and June 30, 2018.

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the nine months ended March 31, 2019 was not material.

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

The balances of our receivables are as follows:

	March 31, 2019	June 30, 2018
Accounts Receivable	$7,939,002	$7,907,117

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended March 31, 2019 and June 30, 2018.

Our contract liabilities are as follows:

	March 31, 2019	June 30, 2018
Advance payments from customers	$71,460	$228,598
Undelivered products	140,000	140,000
Totals	$211,460	$368,593

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 97.4% of net sales for the three months ended March 31, 2019 and 99.3% of net sales for the nine months ended March 31, 2019. Revenue for non-recurring engineering projects is based on the percent complete of a project and accounted for 2.6% of net sales for the three months ended March 31, 2019 and 0.7% of net sales for the nine months ended March 31, 2019. The majority of our revenue recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of March 31, 2019, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of March 31, 2019, and June 30, 2018, capitalized product development costs in progress were $268,910 and $100,000, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the three and nine months ended March 31, 2019, we incurred $104,505 and $168,910, respectively, and for the three and nine months ended March 31, 2018, we incurred $66,901 and $291,386, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $714,092 and $744,794 for the three months ended March 31, 2019 and 2018, respectively, and $2,186,755 and $2,641,526 for the nine months ended March 31, 2019 and 2018, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $262,596 and $177,623 for the three months ended March 31, 2019 and 2018, respectively, and $978,275 and $560,458 for the nine months ended March 31, 2019 and 2018, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of March 31, 2019, and June 30, 2018, we have recorded an inventory reserve in the amounts of $293,888 and $295,502, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized for the periods ended March 31, 2019 and June 30, 2018.

The definite lived intangible assets consisted of the following as of March 31, 2019:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	$18,397	$-	$18,397
Technology in progress	Not Applicable	-	268,910	-	268,910
Software	5 years	1.7 years	323,438	266,868	56,570
Patents	10 years	6.3 years	58,763	8,205	50,558
Certifications & licenses	3 years	0.8 years	3,270,474	2,818,071	452,403
Total as of March 31, 2019			$3,939,982	$3,093,144	$846,838

The definite lived intangible assets consisted of the following as of June 30, 2018:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	$18,397	$–	$18,397
Technology in progress	Not Applicable	–	100,000	–	100,000
Software	5 years	2.3 years	323,295	238,487	84,808
Patents	10 years	7.0 years	58,391	6,683	51,708
Certifications & licenses	3 years	1.4 years	3,250,061	2,508,266	741,795
Total as of June 30, 2018			$3,750,144	$2,753,436	$996,708

Amortization expense recognized for the three months ended March 31, 2019 and 2018 was $93,777 and $116,788 respectively, and for the nine months ended March 31, 2019 and 2018 was $339,708 and $363,140, respectively.

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

As of March 31, 2019, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2019, we have no material unrecognized tax benefits. We recorded an income tax benefit of $108,244 and $185,284 for the three and nine months ended March 31, 2019, respectively, and an increase in deferred tax asset, non-current, of $108,251 and $186,126 for the three and nine months ended March 31, 2019.

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

Additionally, the Act requires under Internal Revenue Code (“IRC”) Section 965 a deemed repatriation of post-1986 undistributed foreign earnings. Under the provision, U.S. taxpayers are subject to a special tax on previously untaxed foreign income held in the foreign subsidiaries. The Company performed an internal analysis and concluded that its foreign subsidiary has no earning and profits with respect to the IRC Section 954 tax to be recorded in the Company’s consolidated financial statements.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2019, sales to our two largest customers accounted for 57% and 23% of our consolidated net sales, and 70% and 22% of our accounts receivable balance as of March 31, 2019. In the same period in 2018, sales to our three largest customers accounted for 55%, 19% and 12% of our consolidated net sales, and 58%, 34% and 0% of our accounts receivable balance as of March 31, 2018. No other customers accounted for more than ten percent of total net sales for the nine months ended March 31, 2019 and 2018, and no other customers accounted for more than ten percent of total accounts receivable as of March 31, 2019 and 2018.

For the nine months ended March 31, 2019, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the nine months ended March 31, 2019, we purchased wireless data products from these two manufacturers in the amount of $24,768,764, or 98% of total purchases, and had related accounts payable of $6,073,444 as of March 31, 2019. For the nine months ended March 31, 2018, we purchased wireless data products from these manufacturers in the amount of $14,004,980, or 89% of total purchases, and had related accounts payable of $4,133,501 as of March 31, 2018.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (ASU 2018-02), which amends existing standards for income statement-reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act and improve the usefulness of information reported to financial statements users. ASU 2018-02 will be effective for us beginning in our first quarter of fiscal 2020, and early adoption is permitted. Management does not expect that the adoption of this update will materially impact the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2019	June 30, 2018
Machinery and facility	$362,768	$306,335
Office equipment	393,259	385,913
Molds	984,720	984,720
	1,740,747	1,676,968
Less accumulated depreciation	(1,625,355)	(1,552,896)
Total	$115,392	$124,072

Depreciation expense associated with property and equipment was $17,889 and $30,181 for the three months ended March 31, 2019 and 2018, respectively, and $72,459 and $94,084 for the nine months ended March 31, 2019 and 2018, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2019	June 30, 2018
Accrued salaries and payroll deductions owed to government entities	$37,717	$38,855
Accrued vacation	53,776	54,506
Accrued undelivered inventory	140,000	140,000
Other accrued liabilities	11,364	25,987
Total	$242,857	$259,348

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

For the three and nine months ended March 31, 2019, we were in a net loss position and have excluded 299,000 stock options from the calculation of diluted net loss per shares because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute loss per share is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net loss attributable to Parent Company	$(157,814)	$(140,722)	$(494,459)	$(1,309,024)

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,570,203	10,570,203	10,570,203	10,570,203
Dilutive effect of common stock equivalents arising from stock options	–	–	–	–
Diluted shares outstanding	10,570,203	10,570,203	10,570,203	10,570,203
Basic loss per share	$(0.01)	$(0.01)	$(0.05)	$(0.12)
Diluted loss earnings per share	$(0.01)	$(0.01)	$(0.05)	$(0.12)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expires in October 2019. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,345 for the three months ended March 31, 2019 and 2018, and $208,035 for the nine months ended March 31, 2019 and 2018.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000. The lease expires on September 1, 2019. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease expires on September 1, 2019. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended March 31, 2019 and 2018, and approximately $96,300 for the nine months ended March 31, 2019 and 2018.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2019. Rent expense related to this lease was approximately $2,535 and $2,664 for the three months ended March 31, 2019 and 2018, and approximately $7,626 and $7,158 for the nine months ended March 31, 2019 and 2018.

Other Contingencies

Due to a cancelled purchase commitment by a significant customer, the Company has received a request for payment from a significant vendor in the amount of $2.9M for components purchased to fulfill that customer’s order. The Company has also requested payment of $2.9M for those components from the above-mentioned customer. We intend to remit payment to the vendor once the amounts are received from the customer. We have received assurances from the customer that we will be paid for this cancelled purchase commitment and we also have in place personal guarantees from the owners/principals of this customer. The vendor may be able to repurpose certain parts purchased into other orders we have placed or will place in the future. The company has made a pre-payment of $100,000 for future orders. The Company has also agreed to a temporary price increase of $1.00 per unit for current products to apply toward future orders. These amounts will be credited back to the Company upon consuming the components. No products have been transferred to us and there have been no revenue generating events relating to this situation. All parties are working towards a resolution as soon as possible, however, at this time material unresolved contingencies remain. Since it is not known at this time the exact amount that ultimately will be collected from the customer to be remitted to the vendor, the Company has not recorded these amounts into either Accounts Payable or Accounts Receivable.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the three and nine months ended March 31, 2019 and 2018.

A summary of the status of our stock options is presented below as of March 31, 2019:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2018	299,000	$1.04	2.75	$241,220
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of March 31, 2019	299,000	$1.04	2.00	$525,270

Exercisable as of March 31, 2019	299,000	$1.04	2.00	$525,270

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.80 as of March 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2019, in the amount of 299,000 shares, was $0.92 per share.

As of March 31, 2019, there was no unrecognized compensation cost related to non-vested stock options granted.

A summary of the status of our stock options is presented below as of March 31, 2018:

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2018, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the nine months ended March 31, 2019.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2019 and 2018, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2019		2018		2019		2018
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	82.2%		78.0%		84.0%		81.0%
Gross profit	17.8%		22.0%		16.0%		19.0%
Operating expenses	22.1%		28.5%		19.2%		25.9%
Loss from operations	(4.3%	)	(6.5%	)	(3.2%	)	(6.9%	)
Other income	0.6%		0.8%		0.5%		0.4%
Net loss before income taxes	(3.7%	)	(5.7%	)	(2.7%	)	(6.5%	)
Income tax benefit	(1.2%	)	(2.8%	)	(0.6%	)	(0.4%	)
Net loss	(2.5%	)	(2.9%	)	(2.1%	)	(6.1%	)
Non-controlling interest in net loss of subsidiary	0.8%		0.8%		0.5%		0.3%
Net loss attributable to Parent Company stockholders	(1.7%	)	(2.1%	)	(1.6%	)	(5.8%	)

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

NET SALES - Net sales increased by $2,400,698, or 36.6%, to $8,966,140 for the three months ended March 31, 2019 from $6,565,442 for the corresponding period of 2018. For the three months ended March 31, 2019, net sales by geographic regions, consisting of the United States and Canada, South America and the Caribbean, EMEA and Asia, were $8,898,775 (99.2% of net sales), $0 (0.0% of net sales), $63,347 (0.7% of net sales) and $4,018 (0.1% of net sales), respectively. For the three months ended March 31, 2018, net sales by geographic regions, consisting of the United States and Canada, South America and the Caribbean, EMEA and Asia, were $6,414,074 (97.7% of net sales), $0 (0.0% of net sales), $138,799 (2.1% of net sales) and $12,569 (0.2% of net sales), respectively.

Net sales in the United States and Canada increased by $2,484,701, or 38.7%, to $8,898,775 for the three months ended March 31, 2019 from $6,414,074 for the corresponding period of 2018. The increase in net sales was primarily due to the average of 31% increased product demand from two major carrier customers because of the offer of a variety of products compared to the corresponding period of 2018. Net sales in the South American and Caribbean regions had no sales for the three months ended March 31, 2019 and 2018, respectively. Net sales in EMEA decreased by $75,452, or 54.4%, to $63,347 for the three months ended March 31, 2019 from $138,799 for the corresponding period of 2018. The decrease in net sales was due to timing of orders placed by a carrier customer in Africa. Net sales in Asia decreased by $8,551, or 68.0%, to $4,018 for the three months ended March 31, 2019 from $12,569 for the corresponding period of 2018. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $151,256, or 10.5%, to $1,595,105 for the three months ended March 31, 2019 from $1,443,849 for the corresponding period of 2018. The gross profit in terms of net sales percentage was 17.8% for the three months ended March 31, 2019 compared to 22.0% for the corresponding period of 2018. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $113,859, or 6.1%, to $1,982,766 for the three months ended March 31, 2019 from $1,868,907 for the corresponding period of 2018. The increase in operating expenses was primarily due to the higher shipping and handling costs resulting from the increased volume of product shipments.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $1,997, or 3.7%, to $51,905 for the three months ended March 31, 2019 from $53,902 for the corresponding period of 2018. The decrease in other income (loss), net was primarily due to the expired and ceased product development funding received by FTI from a government entity for the three months ended March 31, 2019 compared to the corresponding period of 2018, which is largely offset by the increased interest income earned from the newly opened money market account and the certificate of deposit account.

NINE MONTHS ENDED MARCH 31, 2019 COMPARED TO NINE MONTHS ENDED MARCH 31, 2018

NET SALES - Net sales increased by $8,918,778, or 39.5%, to $31,480,832 for the nine months ended March 31, 2019 from $22,562,054 for the corresponding period of 2018. For the nine months ended March 31, 2019, net sales by geographic regions, consisting of the United States and Canada, South America and the Caribbean, EMEA and Asia, were $31,234,107 (99.2% of net sales), $0 (0.0% of net sales), $224,427 (0.7% of net sales) and $22,298 (0.1% of net sales), respectively. For the nine months ended March 31, 2018, net sales by geographic regions, consisting of the United States and Canada, South America and the Caribbean, EMEA and Asia, were $21,813,370 (96.7% of net sales), $234,970 (1.0% of net sales), $333,021 (1.5% of net sales) and $180,693 (0.8% of net sales), respectively.

Net sales in the United States and Canada increased by $9,420,737, or 46.2%, to $31,234,107 for the nine months ended March 31, 2019 from $21,813,370 for the corresponding period of 2018. The increase in net sales was primarily due to the average of 54% increased product demand from two major carrier customers, which was added by the favorable effect of the sales that fluctuate significantly from period to period due to timing of orders placed by several customers. Net sales in the South American and Caribbean regions decreased by $234,970, 100%, to $0 for the nine months ended March 31, 2019 from $234,970 for the nine months ended March 31, 2018. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $108,594, or 32.6%, to $224,427 for the nine months ended March 31, 2019 from $333,021 for the corresponding period of 2018. The decrease in net sales was due to the discontinued orders of a product placed by a carrier customer in Africa, which is partially offset by the orders placed by a new carrier customer in Africa. Net sales in Asia decreased by $158,395, or 87.7%, to $22,298 for the nine months ended March 31, 2019 from $180,693 for the corresponding period of 2018. The decrease in net sales was primarily due to lower product and component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $766,474, or 17.9%, to $5,049,388 for the nine months ended March 31, 2019 from $4,282,914 for the corresponding period of 2018. The gross profit in terms of net sales percentage was 16.0% for the nine months ended March 31, 2019, compared to 19.0% for the corresponding period of 2018. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses increased by $192,070, or 3.3%, to $6,036,051 for the nine months ended March 31, 2019 from $5,843,981 for the corresponding period of 2018. The increase in operating expenses was primarily due to the higher shipping and handling costs resulting from the increased volume of product shipments.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $45,897, or 46.7%, to $144,175 for the nine months ended March 31, 2019 from $98,278 for the corresponding period of 2018. The increase in other income (loss), net was primarily due to the higher interest income earned from the newly opened money market account and the certificate of deposit account as well as the decreased unfavorable effect in foreign currency exchange rates that occurred in FTI, which is partially offset by the decreased product development funding received by FTI from a government entity for nine months ended March 31, 2019.

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

Our principal source of liquidity as of March 31, 2019 consisted of cash and cash equivalents of $10,763,321. We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the nine months ended March 31, 2019 and 2018 was $717,026 and $2,003,255, respectively.

The $717,026 in net cash used in operating activities for the nine months ended March 31, 2019 was primarily due to the decrease in accounts payable and advance payments from customers of $969,177 and $157,138, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the decreases in inventories of $844,090.

The $2,003,255 in net cash used in operating activities for the nine months ended March 31, 2018 was primarily due to the decrease in accounts payable of $7,717,278 as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the decreases in accounts receivable and inventories of $4,777,182 and $2,022,713, respectively.

INVESTING ACTIVITIES - Net cash used in investing activities for the nine months ended March 31, 2019 and 2018 was $487,947 and $351,704, respectively.

The $487,947 in net cash used in investing activities for nine months ended March 31, 2019 was primarily due to the payments for purchase of additional shares of the subsidiary of $234,330 as well as the purchase of capitalized product development of $168,910. The $351,704 in net cash used in investing activities for the nine months ended March 31, 2018 was primarily due to the payments for capitalized product development of $291,386 as well as the purchases of intangible assets of $38,520.

FINANCING ACTIVITIES - Net cash provided by investing activities for the nine months ended March 31, 2019 and 2018 was $0 and $67,000, respectively, which was due to the cash received from the exercise of stock options for the nine months ended March 31,2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 606) during the nine months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the nine months ended March 31, 2019, contained within this Quarterly Report on Form 10-Q.

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

* To be filed by amendment

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ OC Kim
OC Kim Acting Chief Financial Officer (Principal Financial Officer)
Dated: May 15, 2019

