Form 10-K
period 2019-06-30
FRANKLIN WIRELESS CORP
filed 2019-09-30
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 001-14891

FRANKLIN WIRELESS CORP.

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3733534 (I.R.S. Employer Identification Number)
9707 Waples Street Suite 150 San Diego, California (Address of principal executive offices)	92121 (Zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2018, as reported by the OTCQB, was approximately $10,410,000. For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 10,570,203 shares of common stock outstanding as of September 30, 2019.

1

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

•	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
•	our fiscal year ends on June 30; references to fiscal 2019 and fiscal 2018 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 64.2% (35.8% is owned by non-controlling interests) as of June 30, 2019 and 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2018. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests. The increase in the majority voting interest in percentage from 51.8% to 64.2% was due to the purchase of an additional 246,663 shares of the subsidiary, at $0.95 per share by the parent company from three shareholders of the subsidiary.

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

	Fiscal Year Ended June 30,
Net sales:	2019	2018
United States	$36,217,387	$29,235,011
Caribbean and South America	–	238,970
Europe, the Middle East and Africa ("EMEA")	224,427	335,845
Asia	27,086	256,007
Totals	$36,468,900	$30,065,833

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2019	June 30, 2018
United States	$1,209,159	$1,073,640
Asia	32,631	47,140
Totals	$1,241,790	$1,120,780

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

The following are representative selections of our current wireless data products:

Mobile Broadband Products:

Routers:

•	Mobile hotspots: Single-mode and dual-mode (3G and 4G) portable Wi-Fi routers that provide wireless Internet access for multiple devices simultaneously including laptops, tablets and portable gaming devices.

USB Modems:

•	USB modems: Single-mode and dual-mode modems that plug into the Universal Serial Bus (USB) port of laptop or desktop computers, providing an easy and convenient way for users to connect to wireless broadband networks.

Connected Devices and IoT Solutions:

IoT Gateway Devices:

•	Wireless modems and gateway devices deliver reliable always-on connectivity supporting a broad spectrum of M2M and IoT applications. Featuring industrial grade ruggedized housings, these versatile and compact modems and routers provide 3G and 4G connectivity and include Wi-Fi and GPS functionality and support IoT cloud management.

Embedded Modules:

•	Include single-mode and dual-mode modules that provide network connectivity for a wide-variety of products like vending machines, cargo containers, utility meters and video cameras. The primary market for these devices is original equipment manufacturers (OEMs) who seek reliable embedded module solutions for their wireless data needs.

 Bus Information System:

•	Represents a full end-to-end IoT solution and includes both hardware and software engineered by the Company. This innovative system features Franklin’s intelligent gateway that supports GPS, Wi-Fi, OBDII, CCTV and black box integration and includes a fully functional information system.

Voice Device:

•	Franklin’s Voice Over LTE (VoLTE) device provides a landline alternative connecting instantly and allows users unlimited local and domestic long distance calling through the carrier’s network.

Vehicle Diagnostics Solutions

•	Franklin Vehicle Diagnostics Solution (VDS) offers GPS-featured location finding and tracking, automated vehicle diagnosis, driving style analysis and remote vehicle management via cloud-base web solution. Customer can easily install OBDII and GPS device in their vehicle.

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

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2019, the manufacturing of the majority of our products was contracted out to two companies located in Asia.

EMPLOYEES

As of June 30, 2019, we had 71 employees. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2019, net revenues from our two largest customers represented 56% and 26% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us. If these customers were to reduce their business with us, our revenues and profitability could materially decline.

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

We believe that our products are currently exempt from Chinese tariffs. If this were to change at any point, a tariff of 10%-25% of the purchase price would be imposed. If such tariffs are imposed, they could have a materially adverse effect on sales and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months to December 31, 2023. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $277,377 for the years ended June 30, 2019 and 2018.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, pursuant to a lease that expired on September 1, 2019 and was extended to August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease was extended to August 31, 2021. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $128,000 for each of the years ended June 30, 2019 and 2018.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2019 and was extended to September 4, 2020. Rent expense related to this lease was $10,066 and $8,875 for the years ended June 30, 2019 and 2018, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to NOTE 8 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the OTCQB under the trading symbol "FKWL."  We have one class of common stock.  As of June 30, 2019, we had 730 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	299,000	$1.04	1,190,000

Equity compensation plans not approved by security holders	–	N/A	–

Total	299,000	$1.04	1,190,000

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Through June 30, 2018, we recognized revenue in accordance with Accounting Standards Codification ("ASC") 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured, and delivery of products has occurred or services have been rendered.  Accordingly, we recognized revenues from product sales upon shipment of the products to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provided a warranty for one year from the shipment or delivery date, which was covered by our vendors pursuant to purchase agreements. Any net warranty related expenditures made by us have historically not been material. Under our sales return policy, customers may generally return products that are under warranty for repair or replacement. On July 1, 2018, we adopted ASU 2014-09 using the modified retrospective method applied to those contracts that were not completed or substantially complete as of June 30, 2018. Results for the reporting period beginning after July 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We recorded no change in retained earnings as of July 1, 2018 as a result of the cumulative impact of adopting Topic 606.

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the year ended June 30, 2019 was not material.

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

The balances of our trade receivables are as follows:

	June 30, 2019	June 30, 2018
Accounts Receivable	$4,138,470	$7,907,117

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2019 and June 30, 2018.

Our contract liabilities are as follows:

	June 30, 2019	June 30, 2018
Advance payments from customers	$–	$228,598
Undelivered products	140,000	140,000
Totals	$140,000	$368,598

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99% of net sales for the year ended June 30, 2019. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for 1.0% of net sales for the year ended June 30, 2019. The majority of our revenue recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2019, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table, in Note 2 to Notes to Consolidated Financial Statements) include certifications, licenses, payroll, employee benefits, and other headcount-related expenses associated with product development. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the straight-line amortization. The amortization begins when the products are available for general release to our customers.

As of June 30, 2019, and June 30, 2018, capitalized product development costs in progress were $465,352 and $100,000, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2019, we incurred $465,352 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019, we have federal and state net operating loss carryforwards of approximately $5.6 million and no state net operating loss carryforwards. Under the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017, the federal net operating loss recognized on or after January 1, 2018 will carryforward indefinitely. The federal net operating loss of $2.5 million, which was recognized on or before December 31, 2017, will expire through 2035, and the federal net operating loss of $3.1 million recognized on or after January 1, 2018 will carryforward indefinitely. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2019 and 2018, our statements of operations including data expressed as a percentage of sales:

	2019		2018
	(as a percentage of sales)

Net sales	100.0%		100.0%
Cost of goods sold	84.3%		82.7%
Gross profit	15.7%		17.3%
Operating expenses	21.5%		26.2%
Loss from operations	(5.8%	)	(8.9%	)
Other income, net	0.6%		1.1%
Net loss before income taxes	(5.2%	)	(7.8%	)
Income tax benefit	(1.2%	)	(0.6%	)
Net loss	(4.0%	)	(7.2%	)
Non-controlling interest in net loss of subsidiary	0.5%		0.2%
Net loss attributable to Parent Company stockholders	(3.5%	)	(7.0%	)

YEAR ENDED JUNE 30, 2019 COMPARED TO YEAR ENDED JUNE 30, 2018

NET SALES - Net sales increased by $6,403,067, or 21.3%, to $36,468,900 for the year ended June 30, 2019 from $30,065,833 for the corresponding period of 2018. For the year ended June 30, 2019, net sales by geographic regions, consisting of the United States, South America and the Caribbean, EMEA (Europe, the Middle East and Africa) and Asia were $36,217,387 (99.3% of net sales), $0 (0.0% of net sales), $224,427 (0.6% of net sales) and $27,086 (0.1% of net sales), respectively.

Net sales in the United States increased by $6,982,376, or 23.9%, to $36,217,387 for the year ended June 30, 2019, from $29,235,011 for the corresponding period of 2018. The increase in net sales was primarily due to the average of 46% increased product demand from four major carrier customers, which was increased by the favorable effect of sales that fluctuate significantly from period to period due to timing of orders placed by several customers. Net sales in the South American and Caribbean regions decreased by $238,970, or 100%, to $0 for the year ended June 30, 2019, from $238,970 for the corresponding period of 2018. The decrease was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in EMEA decreased by $111,418, or 33.2%, to $224,427 for the year ended June 30, 2019, from $335,845 for the corresponding period of 2018. The decrease in net sales was due to the discontinued orders of a product placed by a carrier customer in Africa. Net sales in Asia decreased by $228,921, or 89.4%, to $27,086 for the year ended June 30, 2019, from $256,007 for the corresponding period of 2018. The decrease in net sales was primarily due to lower component sales generated by FTI, which typically vary from period to period in connection with its customers’ production schedule.

GROSS PROFIT- Gross profit increased by $547,775, or 10.6%, to $5,739,489 for the year ended June 30, 2019, from $5,191,714 for the corresponding period of 2018. The gross profit in terms of net sales percentage was 15.7% for the year ended June 30, 2019, compared to 17.3% for the corresponding period of 2018. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $36,638, or 0.5%, to $7,846,946 for the year ended June 30, 2019, from $7,883,584 for the corresponding period of 2018.  For the year ended June 30, 2019, operating expenses consisted of selling, general, and administrative costs of $4,891,365 and research and development costs of $2,955,581, respectively.

Selling, general, and administrative costs increased by $379,797, or 8.4%, to $4,891,365 for the year ended June 30, 2019, from $4,511,568 for the corresponding period of 2018. The increase in selling, general, and administrative costs was primarily due to the increase in delivery charges by $325,303 due to the increased sales. Research and development costs decreased by $416,435, or 12.3%, to $2,955,581 for the year ended June 30, 2019, from $3,372,016 for the corresponding period of 2018. The decrease in research and development costs was primarily due to the decrease in research and development payroll expense and the related expenses from a cost reduction effort especially for the early portion of fiscal 2019, as well as increased capitalized product development cost.

OTHER INCOME, NET - Other income, net decreased by $127,368, or 38.33%, to $204,954 for the year ended June 30, 2019, from $332,322 for the corresponding period of 2018. The decrease was primarily due to the decreased product development funding received by FTI from a government entity as the periods of the associated projects expired, which is partially offset by the increased interest income earned from the newly opened money market accounts and the certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending June 30, 2019.  For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2019 consisted of cash and cash equivalents as well as short-term investments of $11,827,731.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2020.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for year ended June 30, 2019 was $775,090, and net cash used in operating activities for year ended June 30, 2018 was $2,008,694.

The $775,090 in net cash provided by operating activities for the year ended June 30, 2019 was primarily due to the decrease in accounts receivable of $3,852,985 as well as the decrease in inventory of $304,813, which was partially offset by the decrease in accounts payable of $1,937,071.

The $2,008,694 in net cash used in operating activities for the year ended June 30, 2018 was primarily due to the decrease in accounts payable of $5,250,597 as well as our operating results (net loss adjusted for depreciation, amortization and other non-cash charges), which were partially offset by the decrease in accounts receivable of $3,039,951 and the decrease in inventory of $1,613,733.

INVESTING ACTIVITIES – Net cash used in investing activities for the years ended June 30, 2019 and 2018 was $6,250,710 and $399,185, respectively.

The $6,250,710 in net cash used in investing activities for nine months ended June 30, 2019 was primarily due to the payments for purchase of short-term investments of $5,380,226 and additional shares of the subsidiary of $234,330 as well as the purchases of capitalized product development, intangible assets, and property and equipment of $465,352, $70,034, and $100,768, respectively.

The $399,185 in net cash used in investing activities for the year ended June 30, 2018 was primarily due to the payments for capitalized product development of $291,386 and purchases of intangible assets and property and equipment of $83,896 and $23,903, respectively.

FINANCING ACTIVITIES – Net cash provided by financing activities for the years ended June 30, 2019 and 2018 was $0 and $67,000, respectively.

The $67,000 in net cash provided by financing activities for the years ended June 30, 2018 was due to the cash received from the exercise of stock options.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2019, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
	2020	2021	2022	2023	2024	Total
Leases	$451,556	$452,808	$343,330	$321,930	$160,965	$1,730,589

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

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. We might not be able to effect these alternative strategies to raise funds including credit lines and loans, on satisfactory terms, if at all.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and Acting Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2019.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2019.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules adopted under Section 404(c) of the Sarbanes-Oxley Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2019.

Name	Age	Position
OC Kim	54	President, Secretary and a Director
Gary Nelson	78	Chairman of the Board and a Director
Joon Won Jyoung	77	Director
Johnathan Chee	56	Director
Benjamin Chung	44	Director
Yun J. (David) Lee	57	Chief Operating Officer

OC Kim has been our President, Secretary and a director since September 2003 and served as our Acting Chief Financial Officer until March 2014 and reassumed the role in April 2018. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 29 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea. We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

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

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2019 were complied with.

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

CORPORATE GOVERNANCE

During fiscal 2019, the Board of Directors held six meetings. Each director attended 100% of the meetings of the Board, except for Joon Won Jyoung, who attended none of the meetings. The Board of Directors has an Audit Committee made up of Messrs. Chung (committee chair) and Nelson and a Compensation Committee made up of Messrs. Nelson (committee chair) and Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2019 and 2018 to our President, Chief Operating Officer and Chief Financial Officer (The "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

OC Kim, President	2018	$220,000	$–	$–	–	$220,000
	2019	$220,000	$–	$–	–	$220,000

Yun J. (David) Lee, Chief Operating Officer	2018	$220,000	$–	$–	–	$220,000
	2019	$220,000	$–	$–	–	$220,000

Richard Walker, Chief Financial Officer (1)	2018	$100,141	$–	$–	$–	$100,141
	2019	$–	$–	$–	$–	$–

(1) On April 6, 2018 Richard Walker resigned as Chief Financial Officer of the Company. Mr. Walker's resignation was not the result of any disagreement with respect to the Company's operations, policies or practices.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of June 30, 2019. The only outstanding equity awards are stock options. No options were granted to the Named Executive Officers during the 2018 fiscal year. The options previously granted to our Named Executive Officers vest over periods ranging from one to three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
OC Kim	–	–	–	–	–
Yun J. (David) Lee	100,000 (1)	$1.34	06/15/2022	–	–
	100,000 (2)	$0.45	06/15/2022	–	–

________________________

(1)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a ten-year term.
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

The option originally had a five-year term and an expiration date of June 11, 2014. On June 10, 2014, the option was modified to extend the term an additional five years to June 11, 2019. On June 11, 2019, the option was again modified to extend the term an additional three years to June 15, 2022.

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

Fiscal 2019 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary Nelson	10,000	-	-	10,000
Joon Won Jyoung	-	-	-	-
Johnathan Chee	10,000	-	-	10,000
Benjamin Chung	10,000	-	-	10,000

_________________________

(1)	Directors are compensated a maximum of $10,000 annually, which is prorated based upon board meeting attendance. This compensation plan became effective January 1, 2015.

There were no outstanding equity awards held by any of the non-officer directors as of June 30, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 30, 2019 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
Joon Won Jyoung 9707 Waples Street, Suite 150, San Diego, CA 92121	1,869,012		17.7%

OC Kim 9707 Waples Street, Suite 150, San Diego, CA 92121	1,596,695		15.1%

Gary Nelson 9707 Waples Street, Suite 150, San Diego, CA 92121	391,825		3.7%

Yun J. (David) Lee 9707 Waples Street, Suite 150, San Diego, CA 92121	25,000		0.2%

Johnathan Chee 9707 Waples Street, Suite 150, San Diego, CA 92121	13,500		0.1%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	1,041,642	(1)	9.9%

Kennedy Capital Management, Inc. 10829 Olive Blvd., St. Louis, MO 63141	1,047,449	(2)	9.9%
All directors and executive officers as a group	3,896,032		36.9%

(1)	Based solely on a Schedule 13G dated February 14, 2019, which indicates that Mr. Packer may be deemed to beneficially own 1,041,642 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

(2)	Based solely on a Schedule 13G dated February 12, 2019, which indicates that Kennedy Capital Management, Inc. may be deemed to beneficially own 1,047,449 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2019	FY 2018
Audit Fees	$68,845	$65,675
Total Fees	$68,845	$65,675

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2019 and 2018, which was performed by Haskell & White LLP. All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

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

____________________________

(1) Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008.

(2) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2008, filed on September 26, 2008.

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

Dated: September 30, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ OC KIM	President and a Director	September 30, 2019
Principal Financial Officer

/s/ OC KIM	Acting Chief Financial Officer	September 30, 2019
OC Kim

/s/ GARY NELSON	Chairman of the Board of Directors	September 30, 2019
Gary Nelson

/s/ JOON WON JYOUNG	Director	September 30, 2019
Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	September 30, 2019
Johnathan Chee

/s/ BENJAMIN CHUNG	Director	September 30, 2019
Benjamin Chung

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Franklin Wireless Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

September 30, 2019

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,447,505	$11,975,944
Certificates of deposit account	5,380,226	–
Accounts receivable	4,138,469	7,907,117
Other receivables, net	40,807	125,144
Inventories, net	1,052,740	1,615,332
Prepaid expenses and other current assets	28,042	19,034
Prepaid income taxes	–	28,240
Advance payments to vendors	51,340	78,696
Total current assets	17,139,129	21,749,507
Property and equipment, net	131,879	124,072
Intangible assets, net	1,109,911	996,708
Deferred tax assets, non-current	2,282,975	1,853,429
Goodwill	273,285	273,285
Other assets	258,097	139,637
TOTAL ASSETS	$21,195,276	$25,136,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,672,514	$7,609,585
Income tax payable	654	3,750
Advance payments from customers	–	228,598
Accrued liabilities	247,658	259,348
Total current liabilities	5,920,826	8,101,281
Total liabilities	5,920,826	8,101,281

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2019 and 2018	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,570,203 shares issued and outstanding as of June 30, 2019 and 2018, respectively	13,972	13,972
Additional paid-in capital	7,442,272	7,442,272
Retained earnings	12,477,441	13,753,565
Treasury stock, 3,472,286 shares as of June 30, 2019 and 2018	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(634,802)	(581,983)
Total Parent Company stockholders’ equity	14,785,404	16,114,347
Non-controlling interests	489,046	921,010
Total stockholders’ equity	15,274,450	17,035,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,195,276	$25,136,638

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended June 30,
	2019	2018
Net sales	$36,468,900	$30,065,833
Cost of goods sold	30,729,411	24,874,119
Gross profit	5,739,489	5,191,714
Operating expenses:
Selling, general and administrative	4,891,365	4,511,568
Research and development	2,955,581	3,372,016
Total operating expenses	7,846,946	7,883,584
Loss from operations	(2,107,457)	(2,691,870)
Other income, net:
Interest income	138,462	10,007
Income from governmental subsidy	64,201	330,856
Other income, net	2,291	(8,541)
Total other income, net	204,954	332,322
Loss before provision (benefit) for income taxes	(1,902,503)	(2,359,548)
Income tax benefit	(428,745)	(186,973)
Net loss	(1,473,758)	(2,172,575)
Non-controlling interests in net loss of subsidiary at 48.2%	55,564	80,118
Non-controlling interests in net loss of subsidiary at 35.8%	142,070	–
Net loss attributable to Parent Company	$(1,276,124)	$(2,092,457)

Basic earnings (loss) per share attributable to Parent Company stockholders	$(0.12)	$(0.20)
Diluted earnings (loss) per share attributable to Parent Company stockholders	$(0.12)	$(0.20)

Weighted average common shares outstanding - basic	10,570,203	10,538,610
Weighted average common shares outstanding - diluted	10,570,203	10,538,610

Comprehensive loss
Net loss	$(1,473,758)	$(2,172,575)
Translation adjustments	(52,819)	31,822
Comprehensive loss	(1,526,577)	(2,140,753)
Comprehensive loss attributable to non-controlling interest	197,634	80,118
Comprehensive loss attributable to controlling interest	$(1,328,943)	$(2,060,635)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2017	10,520,203	$13,922	$7,375,322	$15,846,022	$(4,513,479)	$(613,805)	$1,001,128	$19,109,110
Net loss attributable to Parent Company	–	–	–	(2,092,457)	–	–	–	(2,092,457)
Foreign exchange translation	–	–	–	–	–	31,822	–	31,822
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	(80,118)	(80,118)
Issuance of stock related to stock options exercised	50,000	50	66,950	–	–	–	–	67,000
Balance - June 30, 2018	10,570,203	$13,972	$7,442,272	$13,753,565	$(4,513,479)	$(581,983)	$921,010	$17,035,357
Net loss attributable to Parent Company	–	–	–	(1,276,124)	–	–	–	(1,276,124)
Foreign exchange translation	–	–	–	–	–	(52,819)	–	(52,819)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(197,634)	(197,634)
Purchase of shares of a subsidiary	–	–	–	–	–	–	(234,330)	(234,330)
Balance - June 30, 2019	10,570,203	$13,972	$7,442,272	$12,477,441	$(4,513,479)	$(634,802)	$489,046	$15,274,450

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,473,758)	$(2,172,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	92,961	119,773
Amortization of intangible assets	422,183	488,049
Reserve for obsolete inventory	257,779	150,000
Deferred tax	(429,546)	(191,523)
Forgiveness of accounts payable	–	(2,382)
Increase (decrease) in cash due to change in:
Accounts receivable	3,852,985	3,039,951
Inventories	304,813	1,613,733
Prepaid expenses and other current assets	(9,008)	101
Prepaid income taxes	28,240	–
Advance payments to vendors	27,356	48,404
Other assets	(118,460)	(2,985)
Accounts payable	(1,937,071)	(5,250,597)
Income tax payable	(3,096)	3,750
Advance payments from customers	(228,598)	176,601
Accrued liabilities	(11,690)	(28,994)
Net cash provided by (used in) operating activities	775,090	(2,008,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,380,226)	–
Purchases of shares of a subsidiary	(234,330)	–
Purchases of property and equipment	(100,768)	(23,903)
Payments for capitalized development costs	(465,352)	(291,386)
Purchases of intangible assets	(70,034)	(83,896)
Net cash used in investing activities	(6,250,710)	(399,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	–	67,000
Net cash provided by financing activities	–	67,000

Effect of foreign currency translation	(52,819)	31,822
Net decrease in cash and cash equivalents	(5,528,439)	(2,309,057)
Cash and cash equivalents, beginning of year	11,975,944	14,285,001
Cash and cash equivalents, end of year	$6,447,505	$11,975,944
Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(801)	$(800)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 64.2% (35.8% is owned by non-controlling interests) as of June 30, 2019 and 51.8% (48.2% is owned by non-controlling interests) as of June 30, 2018. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests. The increase in the majority voting interest in percentage from 51.8% to 64.2% for the year ended June 30, 2019 was due to the purchase of an additional 246,663 shares of the subsidiary, at $0.95 per share, by the parent company from three shareholders of the subsidiary.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of June 30, 2019 or June 30, 2018.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2019, the non-controlling interest was $489,046, which represents a $431,964 decrease from $921,010 as of June 30, 2018.

The decrease in the non-controlling interest of $431,964 was comprised of two components: (1) losses in the subsidiary of $511,622 incurred for the year ended June 30, 2019 and (2) a reduction in the ownership percentage of the non-controlling interests due to the repurchase by the Company of 246,663 shares of the subsidiary for $234,330 ($0.95 per share) from three non-controlling shareholders. This decreased the non-controlling interests’ ownership percentage from 48.2% to 35.8%.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2019	2018
United States	$36,217,387	$29,235,011
Caribbean and South America	–	238,970
Europe, the Middle East and Africa (“EMEA”)	224,427	335,845
Asia	27,086	256,007
Totals	$36,468,900	$30,065,833

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2019	June 30, 2018
United States	$1,209,159	$1,073,640
Asia	32,631	47,140
Totals	$1,241,790	$1,120,780

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds and certificates of deposit (see Note 3).

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of June 30, 2019 and June 30, 2018.

Revenue Recognition

Through June 30, 2018, we recognized revenue in accordance with Accounting Standards Codification ("ASC") 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured, and delivery of products has occurred or services have been rendered. Accordingly, we recognized revenues from product sales upon shipment of the products to the customers or when the products are received by the customers in accordance with shipping or delivery terms. We provided a warranty for one year from the shipment or delivery date, which was covered by our vendors pursuant to purchase agreements. Any net warranty related expenditures made by us have historically not been material. Under our sales return policy, customers may generally return products that are under warranty for repair or replacement. On July 1, 2018, we adopted ASU 2014-09 using the modified retrospective method applied to those contracts that were not completed or substantially complete as of June 30, 2018. Results for the reporting period beginning after July 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We recorded no change in retained earnings as of July 1, 2018 as a result of the cumulative impact of adopting Topic 606.

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the year ended June 30, 2019 was not material.

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

The balances of our trade receivables are as follows:

	June 30, 2019	June 30, 2018
Accounts Receivable	$4,138,470	$7,907,117

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2019 and June 30, 2018.

Our contract liabilities are as follows:

	June 30, 2019	June 30, 2018
Advance payments from customers	$–	$228,598
Undelivered products	140,000	140,000
Totals	$140,000	$368,598

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99% of net sales for the year ended June 30, 2019. Revenue for non-recurring engineering projects is based on the percent complete of a project and accounted for 1.0% of net sales for the year ended June 30, 2019. The majority of our revenue recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2019, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of June 30, 2019, and June 30, 2018, capitalized product development costs in progress were $465,352 and $100,000, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2019, we incurred $465,352 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $2,955,581 and $3,372,016 for the years ended June 30, 2019 and 2018, respectively.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred.  Advertising and promotion costs were $6,105 and $16,488 for the years ended June 30, 2019 and 2018, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of comprehensive income, were $1,140,229 and $814,926 for the years ended June 30, 2019 and 2018, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We invest our excess cash into financial instruments which management believes are readily convertible into cash, such as money market funds and short-term government bonds mutual funds that are readily convertible to cash and have a $1.00 net asset value.

Short Term Investments

We have invested excess funds in short term liquid assets of certificates of deposit.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond our control. We may write down our inventory value for potential obsolescence and excess inventory.  As of June 30, 2019, and 2018, we have recorded inventory reserves in the amount of $553,281 and $295,502, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2019 and 2018.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2019:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	18,397	–	18,397
Technology in progress	Not Applicable	–	465,352	–	465,352
Software	5 years	2.7 years	423,436	278,266	145,170
Patents	10 years	6.3 years	58,884	8,729	50,155
Certifications & licenses	3 years	0.8 years	3,319,461	2,888,624	430,837
Total as of June 30, 2019			$4,285,530	$3,175,619	$1,109,911

The definite lived intangible assets consisted of the following as of June 30, 2018:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	18,397	–	18,397
Technology in progress	Not Applicable	–	100,000	–	100,000
Software	5 years	2.7 years	323,295	238,487	84,808
Patents	10 years	7.0 years	58,391	6,683	51,708
Certifications & licenses	3 years	1.9 years	3,250,061	2,508,266	741,795
Total as of June 30, 2018			$3,750,144	$2,753,436	$996,708

Amortization expense recognized during the years ended June 30, 2019 and 2018 was $422,183 and $488,049, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2020	FY2021	FY2022	FY2023	FY2024	Thereafter
Total	$303,890	$114,452	$47,465	$26,827	$16,745	$20,786

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2019 that would indicate that the long-lived assets are impaired.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2019, net sales to our two largest customers represented 57% and 24% of our consolidated net sales, respectively, and 56% and 26% of our accounts receivable balance as of June 30, 2019. For the year ended June 30, 2018, net sales to our three largest customers represented 54%, 21%, and 11% of our consolidated net sales, respectively, and 48%, 36%, and 9% of our accounts receivable balance as of June 30, 2018. No other customer accounted for more than ten percent of total net sales for the years ended June 30, 2019 and 2018. For the year ended June 30, 2019, sales to Verizon and Sprint each comprised more the 10% of our net sales. For the year ended June 30, 2018, sales to Verizon, Sprint, and Anydata Corp. each comprised more the 10% of our net sales.

For the year ended June 30, 2019, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. For the year ended June 30, 2019, we purchased wireless data products from these suppliers in the amount of $28,858,171, or 97% of total purchases, and had related accounts payable of $4,401,501 as of June 30, 2019. For the year ended June 30, 2018, we purchased wireless data products from this supplier in the amount of $19,507,215, or 87% of total purchases, and had related accounts payable of $5,834,383 as of June 30, 2018.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution. However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. ASU 2016-02 will be effective for us beginning in our first quarter of fiscal 2020, and early adoption is permitted. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption. However, we do not expect that the adoption of this update will materially impact the Company’s consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the amendments in ASU 2018-02, an entity may elect to reclassify the income tax effects of the TCJA on items within AOCI to retained earnings. We do not expect that the adoption of this update will impact the Company’s consolidated financial statements.

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:

-	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.
-	Level 2 inputs are observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
-	Level 3 inputs are unobservable inputs for the asset or liability.

The carrying values of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. We invest our excess cash into financial instruments which management believes are readily convertible into cash, such as money market funds and certificates of deposit.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2019	June 30, 2018
Machinery and facility	$363,022	$306,335
Office equipment	396,222	385,913
Molds	784,170	984,720
	1,543,414	1,676,968
Less accumulated depreciation	(1,411,535)	(1,552,896)
Total	$131,879	$124,072

Depreciation expense associated with property and equipment was $92,961 and $119,773 for the fiscal years ended June 30, 2019 and 2018, respectively, and is included in selling, general, and administrative expenses on the consolidated statements of comprehensive income. Due to the disposal of molds in the amount of $234,321 with no remaining net value, the associated accumulated depreciation was decreased by the same amount for the year ended June 30, 2019.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2019	June 30, 2018
Accrued salaries, payroll deductions owed to government entities	$44,752	$38,855
Accrued vacation	56,335	54,506
Accrued undelivered inventory	140,000	140,000
Taxes	408	1,332
Other accrued liabilities	6,163	24,655
Total	$247,658	$259,348

NOTE 6 - INCOME TAXES

Income tax provision for the years ended June 30, 2019 and 2018 consists of the following:

	Year Ended June 30,
	2019	2018
Current income tax expense (benefit):
Federal	$–	$3,750
State	801	800
	801	4,550
Deferred income tax expense (benefit):
Federal	(345,083)	(27,460)
State	–	–
Foreign	(84,463)	(164,063)
	(429,546)	(191,523)
Benefit for income taxes	$(428,745)	$(186,973)

The provision (benefit) for income taxes reconciles to the amount computed by applying the effective federal statutory income tax rate to the income before provision for income taxes as follows:

	Year Ended June 30,
	2019	2018
Federal tax benefit, at statutory rate of 21% for the year ended June 30, 2019 and 34% for the year ended June 30, 2018	$(438,706)	$(799,696)
State tax, net of federal tax benefit	(50,881)	(54,642)
Nondeductible expenses	4,129	6,753
R&D credits	(36,127)	(36,733)
Foreign rate difference	40,660	(54,332)
Other	666	34,878
Rate reduction	51,514	661,629
Change in valuation allowance	–	55,170
Benefit for income taxes	$(428,745)	$(186,973)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2019	June 30, 2018
Deferred tax asset:
Net operating losses	$1,767,365	$1,417,549
State tax	169	169
Intangibles	22,678	44,200
Tax credits	666,380	589,206
Inventory reserve	165,160	76,663
Other, net	44,853	48,687
Total deferred tax assets	2,666,605	2,176,474
Deferred tax liabilities:
Fixed asset	(25,100)	(17,123)
Total deferred tax liabilities	(25,100)	(17,123)
Less valuation allowance	(358,530)	(305,922)
Net deferred tax asset	$2,282,975	$1,853,429

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income. Management determined it is more likely than not that the federal deferred tax assets will be fully realized, and no valuation allowance is necessary as of June 30, 2019. Management also determined that certain state deferred tax assets required a partial valuation allowance as of June 30, 2019.

As of June 30, 2019, we have federal net operating loss carryforwards of approximately $5.6 million and no state net operating loss carryforwards. Under the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017, the federal net operating loss recognized on or after January 1, 2018 will carry forward indefinitely. The federal net operating loss of $2.5 million, which recognized on or before December 31, 2017, will expire through 2035, and the federal net operating loss of $3.1 million recognized on or after January 1, 2018 will carry forward indefinitely. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company's computation of its deferred tax assets, is as follows:

Balance as of June 30, 2017	$221,145
Gross increase	35,894
Relief of ASC 740 reserve/adjustment	(14,852)
Balance as of June 30, 2018	242,187
Gross increase	33,075
Balance as of June 30, 2019	$275,262

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

NOTE 7 - EARNINGS PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options. For the year ended June 30, 2019, we were in a net loss position and have excluded 299,000 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive.

The weighted average number of shares outstanding used to compute loss per share is as follows:

	Year Ended June 30,
	2019	2018
Net loss attributable to Parent Company	$(1,276,124)	$(2,092,457)
Weighted-average shares of common stock outstanding:
Basic	10,570,203	10,538,610
Dilutive effect of common stock equivalents arising from stock options	–	–
Diluted Outstanding shares	10,570,203	10,538,610
Basic loss per share	$(0.12)	$(0.20)
Diluted loss per share	$(0.12)	$(0.20)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. FTI leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000 that expires on August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700 that expires on August 31, 2021. We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2020.

Rent expense for the years ended June 30, 2019 and 2018 was $415,443 and $414,252, respectively. Future minimum payments under operating leases are as follows:

	Payments Due by June 30,
	2020	2021	2022	2023	2024	Total
Administrative office, San Diego, CA	$313,243	$321,930	$321,930	$321,930	$160,965	$1,439,998
Administrative office, Korea	128,400	128,400	21,400	–	–	278,200
Corporate housing facility	9,913	2,478	–	–	–	12,391
Total Obligations	$451,556	$452,808	$343,330	$321,930	$160,965	$1,730,589

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not expect any material adverse outcome.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the productACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units, which is associated with Anydata’s irrevocable purchase orders received from its customer. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered with our main vendor, Quanta. Management believes that the Company will be able to supply some of the products to another customer and has received personal guarantees from the ownership group of Anydata. As of June 30, 2019, the remaining purchase commitment unfulfilled by Anydata to the Company was approximately $3.1 million. The total preliminary product purchase commitment with Quanta was approximately $1.9 million. This amount is subject to further changes depending on the ability of Quanta to repurpose some of the component parts to its other customers. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. For the year ended June 30, 2019, we paid $100,000 for the right to call on inventory and has recorded this amount as a prepaid. Additionally, we have agreed pricing adjustments with Quanta for other products to ensure demand is met and have recorded an additional $22,000 as a prepaid related to pricing adjustments. As of June 30, 2019, there is a reasonable possibility we may incur a loss, however, the amount is not estimable at this time.

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

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim and Mr. Lee, through September 30, 2021.

Chinese Tariffs

We believe that our products are currently exempt from Chinese tariffs. If this were to change at any point, a tariff of 10%-25% of the purchase price would be imposed. If such tariffs are imposed, they could have a materially adverse effect on sales and operating results

Customer Indemnification

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the year ended June 30, 2019.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2017	399,000	$1.12	4.05	$451,820
Granted	–	–	–	–
Exercised	(50,000)	(1.34)	(3.95)	(92,500)
Cancelled	–	–	–	–
Forfeited or Expired	(50,000)	(1.34)	(3.96)	(92,500)
Outstanding as of June 30, 2018	299,000	$1.04	2.75	$241,220
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of June 30, 2019	299,000	$1.04	2.75	$420,620

Exercisable as of June 30, 2019	299,000	$1.04	2.75	$420,620

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of 2.45 as of June 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2019 in the amount of 299,000 shares was $0.92 per share.

As of June 30, 2019, there was no unrecognized compensation cost related to non-vested stock options granted.

NOTE 11 - SUBSEQUENT EVENTS

Management considered subsequent events in the preparation of the Company's financial statements through the date this Form 10-K was filed.

