Form 10-Q
period 2019-09-30
FRANKLIN WIRELESS CORP
filed 2019-11-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company ☒	Emerging Growth Company ☐

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

Securities registered pursuant to Section 12(b) of the Act: None

The Registrant has 10,570,203 shares of common stock outstanding as of November 14, 2019.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2019. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	June 30,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,943,614	$6,447,505
Certificates of deposit account	5,352,890	5,380,226
Accounts receivable	8,100,930	4,138,469
Other receivables, net	94,184	40,807
Inventories, net	2,206,313	1,052,740
Prepaid expenses and other current assets	25,148	28,042
Advance payments to vendors	22,615	51,340
Total current assets	20,745,694	17,139,129
Property and equipment, net	189,334	131,879
Intangible assets, net	1,390,719	1,109,911
Deferred tax assets, non-current	2,271,800	2,282,975
Goodwill	273,285	273,285
Right of use asset	1,423,313	–
Other assets	281,487	258,097
TOTAL ASSETS	$26,575,632	$21,195,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,105,629	$5,672,514
Income tax payable	49,799	654
Advance payments from customers	154,744	–
Accrued liabilities	294,493	247,658
Lease liabilities, current	338,718	–
Total current liabilities	9,943,383	5,920,826
Lease liabilities, non-current	1,086,136	–
Total liabilities	11,029,519	5,920,826
Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2019 and June 30, 2019	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,570,203 shares issued and outstanding as of September 30, 2019 and June 30, 2019	13,972	13,972
Additional paid-in capital	7,442,272	7,442,272
Retained earnings	12,731,379	12,477,441
Treasury stock, 3,472,286 shares as of September 30, 2019 and June 30, 2019	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(653,119)	(634,802)
Total Parent Company stockholders’ equity	15,021,025	14,785,404
Non-controlling interests	525,088	489,046
Total stockholders’ equity	15,546,113	15,274,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,575,632	$21,195,276

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

Net sales	$8,870,275	$13,328,936
Cost of goods sold	6,849,763	11,155,717
Gross profit	2,020,512	2,173,219

Operating expenses:
Selling, general and administrative	848,761	1,304,019
Research and development	895,512	757,216
Total operating expenses	1,744,273	2,061,235
Income from operations	276,239	111,984

Other income (loss), net:
Interest income	55,030	3,052
Income from governmental subsidy	4,093	64,188
Other income (loss), net	15,592	(14,084)
Total other income (loss), net	74,715	53,156
Income before provision for income taxes	350,954	165,140
Income tax provision	60,974	41,970
Net income	289,980	123,170
Non-controlling interests in net loss of subsidiary at 48.2%	–	55,564
Non-controlling interests in net income of subsidiary at 35.8%	(36,042)	–
Net income attributable to Parent Company	$253,938	$178,734

Basic earnings per share attributable to Parent Company stockholders	$0.02	$0.02
Diluted earnings per share attributable to Parent Company stockholders	$0.02	$0.02

Weighted average common shares outstanding – basic	10,570,203	10,570,203
Weighted average common shares outstanding – diluted	10,705,500	10,682,166

Comprehensive income
Net income	$289,980	$123,170
Translation adjustments	(18,317)	(13,843)
Comprehensive income	271,663	109,327
Comprehensive (income) loss attributable to non-controlling interest	(36,042)	55,564
Comprehensive income attributable to controlling interest	$235,621	$164,891

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2019	10,570,203	$13,972	$7,442,272	$12,477,441	$(4,513,479)	$(634,802)	$489,046	$15,274,450
Net income attributable to Parent Company	–	–	–	253,938	–	–	–	253,938
Foreign exchange translation	–	–	–	–	–	(18,317)	–	(18,317)
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	36,042	36,042
Balance – September 30, 2019 (unaudited)	10,570,203	$13,972	$7,442,272	$12,731,379	$(4,513,479)	$(653,119)	$525,088	$15,546,113

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2018 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2018	10,570,203	$13,972	$7,442,272	$13,753,565	$(4,513,479)	$(581,983)	$921,010	$17,035,357
Net income attributable to Parent Company	–	–	–	178,734	–	–	–	178,734
Foreign exchange translation	–	–	–	–	–	(13,843)	–	(13,843)
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	(55,564)	(55,564)
Balance – September 30, 2018 (unaudited)	10,570,203	$13,972	$7,442,272	$13,932,299	$(4,513,479)	$(595,826)	$865,446	$17,144,684

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$289,980	$123,170
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	20,125	26,661
Amortization of intangible assets	86,136	123,805
Deferred tax	11,175	41,970
Amortization of right of use asset	1,541	–
Increase (decrease) in cash due to change in:
Accounts receivable	(4,015,838)	(739,652)
Inventories	(1,153,573)	(325,292)
Prepaid expenses and other current assets	2,894	(1,637)
Advance payments to vendors	28,725	40,845
Other assets	(23,390)	(256)
Accounts payable	3,433,115	5,557,538
Income tax payable	49,145	–
Advance payments from customers	154,744	(5,951)
Accrued liabilities	46,835	19,764
Net cash (used in) provided by operating activities	(1,068,386)	4,860,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments	27,336	–
Purchases of property and equipment	(77,580)	(980)
Payments for capitalized development costs	(348,668)	(33,905)
Purchases of intangible assets	(18,276)	(1,098)
Net cash used in investing activities	(417,188)	(35,983)

Effect of foreign currency translation	(18,317)	(13,843)
Net (decrease) increase in cash and cash equivalents	(1,503,891)	4,811,139
Cash and cash equivalents, beginning of period	6,447,505	11,975,944
Cash and cash equivalents, end of period	$4,943,614	$16,787,083
Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$–	$–
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2019 included in the Company’s Form 10-K filed on September 30, 2019.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 64.2% (35.8% is owned by non-controlling interests) as of September 30, 2019 and June 30, 2019. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of September 30, 2019, the non-controlling interest was $525,088, which represents a $36,042 increase from $$489,046 as of June 30, 2019.

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

We generate revenues from three geographic areas, consisting of the United States, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements.  The following table contains certain financial information by geographic area:

	Three Months Ended
	September 30,
Net sales:	2019	2018
United States	$8,862,647	$13,318,837
Europe, the Middle East and Africa (“EMEA”)	–	4,759
Asia	7,628	5,340
Totals	$8,870,275	$13,328,936

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2019	June 30, 2019
United States	$1,549,028	$1,209,159
Asia	31,025	32,631
Totals	$1,580,053	$1,241,790

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of September 30, 2019 and June 30, 2019.

Revenue Recognition

On July 1, 2018, we adopted ASU 2014-09 using the modified retrospective method applied to those contracts that were not completed or substantially complete as of June 30, 2018. Results for the reporting period beginning after July 1, 2018 are presented under Topic 606. We recorded no change in retained earnings as of July 1, 2018 as a result of the cumulative impact of adopting Topic 606.

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the year ended September 30, 2019 was not material.

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

The balances of our trade receivables are as follows:

	September 30, 2019	June 30, 2019
Accounts Receivable	$8,100,930	$4,138,469

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended September 30, 2019 and June 30, 2019.

Our contract liabilities are as follows:

	September 30, 2019	June 30, 2019
Advance payments from customers	$154,744	$–
Undelivered products	140,000	140,000
Totals	$140,000	$140,000

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 95% of net sales for the three months ended September 30, 2019. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 5% of net sales for the three months ended September 30, 2019. The majority of our revenue recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of September 30, 2019, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of September 30, 2019, and June 30, 2019, capitalized product development costs in progress were $814,020 and $465,352, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2019 and 2018, we incurred $348,668 and $33,905, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $895,512 and $757,216 for the three months ended September 30, 2019 and 2018, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $173,108 and $352,091 for the three months ended September 30, 2019 and 2018, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of September 30, 2019, and June 30, 2019, we have recorded an inventory reserve in the amounts of $553,281, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of September 30, 2019 or June 30, 2019.

The definite lived intangible assets consisted of the following as of September 30, 2019:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	2.5 years	$18,397	$3,066	$15,331
Technology in progress	Not Applicable	-	814,020	–	814,020
Software	5 years	2.5 years	424,227	289,704	134,523
Patents	10 years	6.2 years	58,884	9,243	49,641
Certifications & licenses	3 years	0.7 years	3,336,946	2,959,742	377,204
Total as of September 30, 2019			$4,652,474	$3,261,755	$1,390,719

The definite lived intangible assets consisted of the following as of June 30, 2019:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	$18,397	$–	$18,397
Technology in progress	Not Applicable	-	465,352	–	465,352
Software	5 years	2.7 years	423,436	278,266	145,170
Patents	10 years	6.3 years	58,884	8,729	50,155
Certifications & licenses	3 years	0.8 years	3,319,461	2,888,624	430,837
Total as of June 30, 2019			$4,285,530	$3,175,619	$1,109,911

Amortization expense recognized during the three months ended September 30, 2019 and 2018 was $86,136 and $123,805, respectively.

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

As of September 30, 2019, and June 30, 2019, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of September 30, 2019, we have no material unrecognized tax benefits. We recorded an income tax provisions of $60,974 and $41,970 for the three months ended September 30, 2019 and 2018, respectively. We also recorded a decrease in deferred tax asset, non-current, of $11,175 and $41,970 for the three months ended September 30, 2019 and 2018.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2019, sales to our three largest customers accounted for 65%, 11%, and 11% of our consolidated net sales and 65%, 10%, and 2% of our accounts receivable balance, as of September 30, 2019. In the same period in 2018, sales to our four largest customers accounted for 40%, 16%, 14%, and 13% of our consolidated net sales and 56%, 0%, 2%, and 20% of our accounts receivable balance, as of September 30, 2018. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2019 and 2018, and no other customers accounted for more than ten percent of total accounts receivable as of September 30, 2019 and 2018.

For the three months ended September 30, 2019, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the three months ended September 30, 2019, we purchased wireless data products from these manufacturers in the amount of $7,598,831, or 92% of total purchases, and had related accounts payable of $7,994,460 as of September 30, 2019. For the three months ended September 30, 2018, we purchased wireless data products from one manufacturer in the amount of $8,850,932, or 78% of total purchases, and had related accounts payable of $10,050,080 as of September 30, 2018.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution.  However, we do not anticipate any losses on excess deposits.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. We adopted the standard as of July 1, 2019, and the adoption of the new standard resulted in the recording of operating lease right-of-use (“ROU”) assets and operating lease liabilities of $1,501,203 and $1,507,367, respectively, as of July 1, 2019, with the difference due to the existing lease liabilities of $6,164. The standard did not affect our consolidated net income or cash flows. See Note 7 for the further details.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the amendments in ASU 2018-02, an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act on items within AOCI to retained earnings. We do not expect that the adoption of this update will impact the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2019	June 30, 2019
Machinery and facility	$363,280	$363,022
Office equipment	397,220	396,222
Molds	860,494	784,170
	1,620,994	1,543,414
Less accumulated depreciation	(1,431,660)	(1,411,535)
Total	$189,334	$131,879

Depreciation expense associated with property and equipment was $20,125 and $26,661 for the three months ended September 30, 2019 and 2018, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2019	June 30, 2019
Accrued salaries, payroll deductions owed to government entities	$47,357	$44,752
Accrued vacation	51,182	56,335
Accrued undelivered inventory	140,000	140,000
Taxes	55,954	408
Other accrued liabilities	–	6,163
Total	$294,493	$247,658

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

The weighted average number of shares outstanding used to compute earnings (loss) per share is as follows:

	Three Months Ended September 30,
	2019	2018
Net income attributable to Parent Company	$253,938	$178,734

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,570,203	10,570,203
Dilutive effect of common stock equivalents arising from stock options	135,297	111,963
Diluted shares outstanding	10,705,500	10,682,166
Basic earnings per share	$0.02	$0.02
Diluted earnings per share	$0.02	$0.02

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expired in October 2019 and was then extended at a monthly rent of $25,754 to December 31, 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,344 for the three months ended September 30, 2019 and 2018.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, pursuant to a lease that expired on September 1, 2019 and was extended to August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease was extended to August 31, 2021. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2019 and 2018.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2019 and was extended to September 4, 2020. Rent expense related to this lease was $2,304 and $2,561 for the three months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized.

Maturities of lease liabilities are as follows:

Operating Leases
Fiscal 2020	$274,041
Fiscal 2021	439,824
Fiscal 2022	341,579
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	1,538,339
Less imputed interest	(113,485)
Total	$1,424,854

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not expect any material adverse outcome.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the product ACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units, which is associated with Anydata’s irrevocable purchase orders received from its customer. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered with our main vendor, Quanta. Management believes that the Company will be able to supply some of the products to another customer and has received personal guarantees from the principals of Anydata. As of September 30, 2019, the remaining purchase commitment unfulfilled by Anydata to the Company was approximately $3.1 million. The total remaining product purchase commitment with Quanta was approximately $1.7 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of September 30, 2019, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met. As of September 30, 2019, there is a reasonable possibility we may incur a loss, however, the amount is not estimable at this time.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the three months ended September 30, 2019 and 2018.

A summary of the status of our stock options is presented below as of September 30, 2019:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2019	299,000	$1.04	2.75	$420,620
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of September 30, 2019	299,000	$1.04	2.50	$354,840

Exercisable as of September 30, 2019	299,000	$1.04	2.50	$354,840

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.23 as of September 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2019, in the amount of 299,000 shares, was $0.92 per share.

As of September 30, 2019, there was no unrecognized compensation cost related to non-vested stock options granted.

A summary of the status of our stock options is presented below as of September 30, 2018:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2019, filed on September 30, 2019.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2019, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2019.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2019 and 2018, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2019		2018

Net sales	100.0%		100.0%
Cost of goods sold	77.2%		83.7%
Gross profit	22.8%		16.3%
Operating expenses	19.7%		15.5%
Income from operations	3.1%		0.8%
Other income (loss), net	0.9%		0.4%
Net income before income taxes	4.0%		1.2%
Income tax provision	0.7%		0.3%
Net income	3.3%		0.9%
Non-controlling interest in net loss (income) of subsidiary	(0.4%	)	0.4%
Net income attributable to Parent Company stockholders	2.9%		1.3%

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

NET SALES - Net sales decreased by $4,458,661, or 33.5%, to $8,870,275 for the three months ended September 30, 2019 from $13,328,936 for the corresponding period of 2018. For the three months ended September 30, 2019, net sales by geographic regions, consisting of the United States, EMEA and Asia, were $8,862,647 (99.9% of net sales), $0 (0.0% of net sales) and $7,628 (0.1% of net sales), respectively. For the three months ended September 30, 2018, net sales by geographic regions, consisting of the United States, EMEA, and Asia were $13,318,837 (99.9% of net sales), $4,759 (0.0% of net sales), and $5,340 (0.1% of net sales), respectively.

Net sales in the United States decreased by $4,456,190, or 33.5%, to $8,862,647 for the three months ended September 30, 2019 from $13,318,837 for the corresponding period of 2018. The decrease in net sales was primarily due the decreased demand for a product by 74% from a major carrier customer and the discontinued order for a product placed by a carrier customer. Net sales in EMEA decreased by $4,759, or 100%, to $0 for the three months ended September 30, 2019 from $4,759 for the corresponding period of 2018. The decrease in net sales was due to the discontinued orders for a product placed by a carrier customer in Africa. Net sales in Asia increased by $2,288, or 42.8%, to $7,628 for the three months ended September 30, 2019 from $5,340 for the corresponding period of 2018. The increase in net sales was primarily due to the component sales generated by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $152,707, or 7.0%, to $2,020,512 for the three months ended September 30, 2019 from $2,173,219 for the corresponding period of 2018.  The gross profit in terms of net sales percentage was 22.8% for the three months ended September 30, 2019 compared to 16.3% for the corresponding period of 2018. The decrease in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to the product development service revenues received from two customers, which involve lower costs of goods sold.

OPERATING EXPENSES - Operating expenses decreased by $316,962, or 15.4%, to $1,744,273 for the three months ended September 30, 2019 from $2,061,235 for the corresponding period of 2018.  The decrease in selling, general, and administrative costs was primarily due to the decrease in shipping and handling costs by $178,983 related to the decreased volume of product shipments and sales as well as the decreased amortization cost and the increased capitalized product development cost.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $21,559 to $74,715 for the three months ended September 30, 2019 from $53,156 for the corresponding period of 2018. The increase was primarily due to increased interest income earned from the newly opened money market accounts and certificates of deposit, which is partially offset by the decreased product development funding received by FTI from a government entity as the periods of the associated projects expired.

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

Our principal source of liquidity as of September 30, 2019 consisted of cash and cash equivalents as well as short-term investments of $10,296,504.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used by operating activities for the three months ended September 30, 2019 was $1,068,386, and net cash provided by operating activities for the three months ended September 30, 2018 was $4,860,965.

The $1,068,386 in net cash used by operating activities for the three months ended September 30, 2019 was primarily due to the increase in accounts receivable and inventories of $4,015,838 and $1,153,573, respectively, which is partially offset by the increases in accounts payable and advance payment from customers of $3,433,115 and $154,744, respectively, as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charge).

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

INVESTING ACTIVITIES – Net cash used in investing activities for the three months ended September 30, 2019 and 2018 was $417,188 and $35,983, respectively.

The $417,188 in net cash used in investing activities for the three months ended September 30, 2019 was primarily due to the payments for capitalized product development, intangible assets, and property and equipment of $348,668, $18,276, and $77,580, respectively, which is partially offset by the decreased in short-term investment.

The $35,983 in net cash used in investing activities for the three months ended September 30, 2018 was primarily due to the payments for capitalized product development of $33,905.

FINANCING ACTIVITIES – We had no financing activities for the three months periods ended September 30, 2019 and 2018.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expired in October 2019 and was then extended at a monthly rent of $25,754 to December 31, 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $69,344 for the three months ended September 30, 2019 and 2018.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, pursuant to a lease that expired on September 1, 2019 and was extended to August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease was extended to August 31, 2021. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2019 and 2018.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2019 and was extended to September 4, 2020. Rent expense related to this lease was $2,304 and $2,561 for the three months ended September 30, 2019 and 2018, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the three months ended September 30, 2019, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on September 30, 2019 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

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
Dated: November 14, 2019

