Form 10-Q/A
period 2019-09-30
FRANKLIN WIRELESS CORP
filed 2019-11-18
CIK 722572

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 14, 2019.

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
Dated: November 18, 2019

4