Form 10-Q
period 2019-12-31
FRANKLIN WIRELESS CORP
filed 2020-02-13
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

The Registrant has 10,570,203 shares of common stock outstanding as of February 14, 2020.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	June 30,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$9,385,486	$6,447,505
Certificates of deposit account	5,375,619	5,380,226
Accounts receivable	7,481,079	4,138,469
Other receivables, net	748	40,807
Inventories, net	2,986,729	1,052,740
Prepaid expenses and other current assets	28,725	28,042
Advance payments to vendors	14,111	51,340
Total current assets	25,272,497	17,139,129
Property and equipment, net	226,098	131,879
Intangible assets, net	1,272,071	1,109,911
Deferred tax assets, non-current	2,157,806	2,282,975
Goodwill	273,285	273,285
Right of use asset	1,335,893	–
Other assets	287,638	258,097
TOTAL ASSETS	$30,825,288	$21,195,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,874,274	$5,672,514
Income tax payable	49,799	654
Accrued liabilities	236,933	247,658
Lease liabilities, current	357,767	–
Total current liabilities	13,518,773	5,920,826
Lease liabilities, non-current	989,393	–
Total liabilities	14,508,166	5,920,826
Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2019 and June 30, 2019	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,570,203 shares issued and outstanding as of December 31, 2019 and June 30, 2019	13,972	13,972
Additional paid-in capital	7,442,272	7,442,272
Retained earnings	13,312,257	12,477,441
Treasury stock, 3,472,286 shares as of December 31, 2019 and June 30, 2019	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(616,052)	(634,802)
Total Parent Company stockholders’ equity	15,638,970	14,785,404
Non-controlling interests	678,152	489,046
Total stockholders’ equity	16,317,122	15,274,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,825,288	$21,195,276

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$13,263,855	$9,185,756	$22,134,130	$22,514,692
Cost of goods sold	10,672,228	7,904,692	17,521,991	19,060,409
Gross profit	2,591,627	1,281,064	4,612,139	3,454,283

Operating expenses:
Selling, general and administrative	769,743	1,276,603	1,618,504	2,580,622
Research and development	1,024,424	715,447	1,919,936	1,472,663
Total operating expenses	1,794,167	1,992,050	3,538,440	4,053,285
Income (loss) from operations	797,460	(710,986)	1,073,699	(599,002)

Other income (loss), net:
Interest income	40,561	30,700	95,591	33,752
Income from governmental subsidy	33	636	4,126	64,824
Other income (loss), net	10,774	7,778	26,366	(6,306)
Total other income (loss), net	51,368	39,114	126,083	92,270
Income (loss) before provision for income taxes	848,828	(671,872)	1,199,782	(506,732)
Income tax provision (benefit)	114,886	(119,010)	175,860	(77,040)
Net income (loss)	733,942	(552,862)	1,023,922	(429,692)
Non-controlling interests in net loss of subsidiary at 48.2%	–	–	–	55,564
Non-controlling interests in (net income) net loss of subsidiary at 35.8%	(153,064)	37,483	(189,106)	37,483
Net income (loss) attributable to Parent Company	$580,878	$(515,379)	$834,816	$(336,645)

Basic income (loss) per share attributable to Parent Company stockholders	$0.05	$(0.05)	$0.08	$(0.03)
Diluted income (loss) per share attributable to Parent Company stockholders	$0.05	$(0.05)	$0.08	$(0.03)

Weighted average common shares outstanding – basic	10,570,203	10,570,203	10,570,203	10,570,203
Weighted average common shares outstanding – diluted	10,708,028	10,570,203	10,708,028	10,570,203

Comprehensive income (loss)
Net income (loss)	$733,942	$(552,862)	$1,023,922	$(429,692)
Translation adjustments	37,067	10,544	18,750	(3,299)
Comprehensive income (loss)	771,009	(542,318)	1,042,672	(432,991)
Comprehensive (income) loss attributable to non-controlling interest	(153,064)	37,483	(189,106)	93,047
Comprehensive income (loss) attributable to controlling interest	$617,945	$(504,835)	$853,566	$(339,944)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2019 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2019	10,570,203	$13,972	$7,442,272	$12,477,441	$(4,513,479)	$(634,802)	$489,046	$15,274,450
Net income attributable to Parent Company	–	–	–	253,938	–	–	–	253,938
Foreign exchange translation	–	–	–	–	–	(18,317)	–	(18,317)
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	36,042	36,042
Balance – September 30, 2019 (unaudited)	10,570,203	$13,972	$7,442,272	$12,731,379	$(4,513,479)	$(653,119)	$525,088	$15,546,113
Net income attributable to Parent Company	–	–	–	580,878	–	–	–	580,878
Foreign exchange translation	–	–	–	–	–	37,067	–	37,067
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	153,064	153,064
Balance – December 31, 2019 (unaudited)	10,570,203	$13,972	$7,442,272	$13,312,257	$(4,513,479)	$(616,052)	$678,152	$16,317,122

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2018 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2018	10,570,203	$13,972	$7,442,272	$13,753,565	$(4,513,479)	$(581,983)	$921,010	$17,035,357
Net income attributable to Parent Company	–	–	–	178,734	–	–	–	178,734
Foreign exchange translation	–	–	–	–	–	(13,843)	–	(13,843)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(55,564)	(55,564)
Balance – September 30, 2018 (unaudited)	10,570,203	$13,972	$7,442,272	$13,932,299	$(4,513,479)	$(595,826)	$865,446	$17,144,684
Net loss attributable to Parent Company	–	–	–	(515,379)	–	–	–	(515,379)
Foreign exchange translation	–	–	–	–	–	10,544	–	10,544
Purchase of shares of a subsidy	–	–	–	–	–	–	(234,330)	(234,330)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(37,483)	(37,483)
Balance – December 31, 2018 (unaudited)	10,570,203	$13,972	$7,442,272	$13,416,920	$(4,513,479)	$(585,282)	$593,633	$16,368,036

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,023,922	$(429,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43,871	54,570
Amortization of intangible assets	198,268	245,931
Deferred tax (benefit)	125,169	(77,875)
Amortization of right of use asset	11,267	–
Increase (decrease) in cash due to change in:
Accounts receivable	(3,302,551)	948,864
Inventories	(1,933,989)	(300,261)
Prepaid expenses and other current assets	(683)	(10,952)
Prepaid income tax	–	25,144
Advance payments to vendors	37,229	18,180
Other assets	(29,541)	518
Accounts payable	7,201,760	638,137
Income tax payable	49,145	–
Advance payments from customers	–	(164,779)
Accrued liabilities	(10,725)	(10,972)
Net cash provided by operating activities	3,413,142	936,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments	4,607	–
Purchases of shares of a subsidiary	–	(234,330)
Purchases of property and equipment	(138,090)	(58,599)
Payments for capitalized development costs	(333,668)	(64,405)
Purchases of intangible assets	(26,760)	(1,345)
Net cash used in investing activities	(493,911)	(358,679)

Effect of foreign currency translation	18,750	(3,299)
Net increase in cash and cash equivalents	2,937,981	574,835
Cash and cash equivalents, beginning of period	6,447,505	11,975,944
Cash and cash equivalents, end of period	$9,385,486	$12,550,779

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$–	$–
Income taxes	$(800)	$(800)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 64.2% (35.8% is owned by non-controlling interests) as of December 31, 2019 and June 30, 2019. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of December 31, 2019, the non-controlling interest was $678,152, which represents a $189,106 increase from $489,046 as of June 30, 2019. The increase of $189,106 was due to the net income of subsidiary of $572,693 for the six months ended December 31, 2019, of which 35.8% was attributable to the non-controlling interest.

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

We generate revenues from four geographic areas, consisting of the United States, the Caribbean and South America, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2019	2018	2019	2018
United States	$13,035,820	$9,016,495	$21,898,467	$22,335,332
Europe, the Middle East and Africa (“EMEA”)	–	156,321	–	161,080
Asia	228,035	12,940	235,663	18,280
Totals	$13,263,855	$9,185,756	$22,134,130	$22,514,692

Long-lived assets, net (property and equipment, intangible assets, and right of use asset):	December 31, 2019	June 30, 2019
United States	$2,605,898	$1,209,159
Asia	228,164	32,631
Totals	$2,834,062	$1,241,790

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of December 31, 2019 and June 30, 2019.

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the six months ended December 31, 2019 was not material.

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

The balances of our trade receivables are as follows:

	December 31, 2019	June 30, 2019
Accounts Receivable	$7,481,079	$4,138,469

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended December 31, 2019 and June 30, 2019.

Our contract liabilities are as follows:

	December 31, 2019	June 30, 2019
Undelivered products	$140,000	$140,000

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 98% of net sales for the six months ended December 31, 2019. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 2% of net sales for the six months ended December 31, 2019. The majority of our revenue recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of December 31, 2019, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of December 31, 2019, and June 30, 2019, capitalized product development costs in progress were $130,500 and $465,352, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the three and six months ended December 31, 2019, we incurred ($15,000) and $348,668, respectively, and for the three and six months ended December 31, 2018, we incurred $33,905 and $64,405, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $1,024,424 and $715,447 for the three months ended December 31, 2019 and 2018, respectively, and $1,919,936 and $1,472,663 for the six months ended December 31, 2019 and 2018, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive loss, were $166,741 and $363,589 for the three months ended December 31, 2019 and 2018, respectively, and $339,849 and $715,680 for the six months ended December 31, 2019 and 2018, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of December 31, 2019, and June 30, 2019, we have recorded an inventory reserve in the amounts of $468,165 and $553,281, respectively, for inventories that we have identified as obsolete or slow-moving

Property and Equipment

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the periods ended December 31, 2019 and June 30, 2019.

The definite lived intangible assets consisted of the following as of December 31, 2019:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	2.3 years	$18,397	$4,599	$13,798
Technology in progress	Not Applicable	–	130,500	–	130,500
Software	5 years	2.3 years	424,258	301,059	123,199
Patents	10 years	6.2 years	59,023	9,690	49,333
Certifications & licenses	3 years	1.3 years	4,013,780	3,058,539	955,241
Total as of December 31, 2019			$4,645,958	$3,373,887	$1,272,071

The definite lived intangible assets consisted of the following as of June 30, 2019:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	$18,397	$–	$18,397
Technology in progress	Not Applicable	–	465,352	–	465,352
Software	5 years	2.7 years	423,436	278,266	145,170
Patents	10 years	6.3 years	58,884	8,729	50,155
Certifications & licenses	3 years	0.8 years	3,319,461	2,888,624	430,837
Total as of June 30, 2019			$4,285,530	$3,175,619	$1,109,911

Amortization expense recognized for the three months ended December 31, 2019 and 2018 was $112,132 and $122,126, respectively, and for the six months ended December 31, 2019 and 2018 was $198,268 and $245,931, respectively.

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

As of December 31, 2019, and June 30, 2019, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired

Stock-based Compensation

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

As of December 31, 2019, we have no material unrecognized tax benefits. We recorded an income tax provision of $114,886 and $175,860 for the three and six months ended December 31, 2019, respectively. We also recorded a decrease in deferred tax asset, non-current, of $113,994 and $125,169 for the three and six months ended December 31, 2019, and an increase in deferred tax asset, non-current, of $119,845 and $77,875 for the three and six months ended December 31, 2018.

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

Substantially all our revenues are derived from sales of wireless data products. Any significant decline in market acceptance of our products or in the financial condition of our existing customers could impair our ability to operate effectively.

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2019, sales to our two largest customers accounted for 43% and 30% of our consolidated net sales, and 52%, and 25% of our accounts receivable balance as of December 31, 2019. In the same period in 2018, sales to our three largest customers accounted for 47%, 15%, and 10% of our consolidated net sales, and 56%, 26%, and 0% of our accounts receivable balance as of June 30, 2019. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2019 and 2018, and no other customers accounted for more than ten percent of total accounts receivable as of December 31, 2019 and June 30, 2019.

For the six months ended December 31, 2019, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, which would negatively impact the Company's revenue. For the six months ended December 31, 2019, we purchased wireless data products from these two manufacturers in the amount of $18,362,013, or 90% of total purchases, and had related accounts payable of $11,290,854 as of December 31, 2019. For the six months ended December 31, 2018, we purchased wireless data products from two manufacturers in the amount of $18,785,481, or 98% of total purchases, and had related accounts payable of $4,401,501 as of June 30, 2019.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution.  However, we do not anticipate any losses on excess deposits.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (ASC Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. We adopted the standard as of July 1, 2019 using the modified retrospective approach. The adoption of the new standard resulted in the recording of operating lease right-of-use (“ROU”) assets and operating lease liabilities of $1,501,203 and $1,507,367, respectively, as of July 1, 2019, with the difference due to the existing lease liabilities of $6,164. As of the adoption date, we have no finance leases. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether existing contracts are or contain a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. The standard did not affect our consolidated net income or cash flows. See Note 7 for the further details.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2019	June 30, 2019
Machinery and facility	$363,558	$363,022
Office equipment	400,791	396,222
Molds	917,155	784,170
	1,681,504	1,543,414
Less accumulated depreciation	(1,455,406)	(1,411,535)
Total	$226,098	$131,879

Depreciation expense associated with property and equipment was $23,746 and $27,909 the three months ended December 31, 2019 and 2018, respectively, and $43,871 and $54,570 for the six months ended December 31, 2019 and 2018, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2019	June 30, 2019
Accrued salaries and payroll deductions owed to government entities	$49,930	$44,752
Accrued vacation	30,904	56,335
Accrued undelivered inventory	140,000	140,000
Taxes	15,888	408
Other accrued liabilities	211	6,163
Total	$236, 933	$247,658

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

For the three and six months ended December 31, 2018, we were in a net loss position and have excluded 299,000 stock options from the calculation of diluted net loss per shares because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute loss per share is as follows:

	Three Months ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income (loss) attributable to Parent Company	$580,878	$(515,379)	$834,816	$(336,645)
Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,570,203	10,570,203	10,570,203	10,570,203
Dilutive effect of common stock equivalents arising from stock options	137,825	–	137,825	–
Diluted shares outstanding	10,708,028	10,570,203	10,708,028	10,570,203
Basic income (loss) per share	$0.05	$(0.05)	$0.08	$(0.03)
Diluted income (loss) per share	$0.05	$(0.05)	$0.08	$(0.03)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expired in October 2019 and was then extended at a monthly rent of $25,754 to December 31, 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $74,624 and $69,346 for the three months ended December 31, 2019 and 2018 and $143,968 and $138,690 for the six months ended December 31, 2019 and 2018.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, pursuant to a lease that expired on September 1, 2019 and was extended to August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease was extended to August 31, 2021. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2019 and 2018, and approximately $64,200 for the six months ended December 31, 2019 and 2018.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2019 and was extended to September 4, 2020. Rent expense related to this lease was approximately $2,217 and $2,529 for the three months ended December 31, 2019 and 2018, and approximately $4,521 and $5,091 for the six months ended December 31, 2019 and 2018.

As of December 31, 2019, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any extension provisions.

Maturities of lease liabilities are as follows:

Operating Leases
Fiscal 2020	$181,916
Fiscal 2021	444,315
Fiscal 2022	342,328
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	1,451,454
Less imputed interest	(104,294)
Total	$1,347,160

Other Contingencies

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not expect any material adverse outcome.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the product ACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment by Anydata of 250,000 units, which is associated with Anydata’s irrevocable purchase orders received from its customer. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment, for which we have already ordered parts from our main vendor, Quanta. Management believes that the Company will be able to supply some of the products to another customer and has received personal guarantees from the principals of Anydata. As of December 31, 2019, the remaining purchase commitment unfulfilled by Anydata to the Company was approximately $3.1 million. The total remaining product purchase commitment with Quanta was approximately $2.0 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of December 31, 2019, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met. As of December 31, 2019, there is a reasonable possibility we may incur a loss, however, the amount is not estimable at this time.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the three and six months ended December 31, 2019 and 2018.

A summary of the status of our stock options is presented below as of December 31, 2019:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2019	299,000	$1.04	2.75	$420,620
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of December 31, 2019	299,000	$1.04	2.25	$402,680
Exercisable as of December 31, 2019	299,000	$1.04	2.25	$402,680

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.39 as of December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2019, in the amount of 299,000 shares, was $0.92 per share.

As of December 31, 2019, there was no unrecognized compensation cost related to non-vested stock options granted.

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

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in EMEA and Asia.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2019, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the six months ended December 31, 2019.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2019 and 2018, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2019		2018		2019		2018

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	80.5%		86.1%		79.2%		84.7%
Gross profit	19.5%		13.9%		20.8%		15.3%
Operating expenses	13.5%		21.7%		16.0%		18.0%
Income (loss) from operations	6.0%		(7.8%	)	4.8%		(2.7%	)
Other income (expense), net	0.4%		0.4%		0.6%		0.4%
Net income (loss) before income taxes	6.4%		(7.4%	)	5.4%		(2.3%	)
Income tax provision (benefit)	0.9%		(1.3%	)	0.8%		(0.3%	)
Net income (loss)	5.5%		(6.1%	)	4.6%		(2.0%	)
Non-controlling interest in (net income) net loss of subsidiary	(1.2%	)	0.4%		(0.9%	)	0.4%
Net income (loss) attributable to Parent Company stockholders	4.3%		(5.7%	)	3.7%		(1.6%	)

THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2018

NET SALES - Net sales increased by $4,078,099, or 44.4%, to $13,263,855 for the three months ended December 31, 2019 from $9,185,756 for the corresponding period of 2018.  For the three months ended December 31, 2019, net sales by geographic regions, consisting of the United States, EMEA and Asia, were $13,035,820 (98.3% of net sales), $0 (0% of net sales), and $228,035 (1.7% of net sales), respectively. For the three months ended December 31, 2018, net sales by geographic regions, consisting of the United States, EMEA and Asia, were $9,016,495 (98.2% of net sales), $156,321 (1.7% of net sales) and $12,940 (0.1% of net sales), respectively.

Net sales in the United States increased by $4,019,325, or 44.6%, to $13,035,820 for the three months ended December 31, 2019 from $9,016,495 for the corresponding period of 2018. The increase in net sales was primarily due to a newly launched product and the timing of orders placed by a new carrier customer, from which a significant portion of our revenue (46% of our consolidated net sales for the compared period) was derived. Net sales in EMEA decreased by $156,321, or 100%, to $0 for the three months ended December 31, 2019 from $156,321 for the corresponding period of 2018. The decrease in net sales was due to the discontinued orders for a product placed by a carrier customer in Africa. Net sales in Asia increased by $215,095, or 1662.2%, to $228,035 for the three months ended December 31, 2019 from $12,940 for the corresponding period of 2018. The increase in net sales was primarily due to product development service revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT - Gross profit increased by $1,310,563, or 102.3%, to $2,591,627 for the three months ended December 31, 2019 from $1,281,064 for the corresponding period of 2018.  The gross profit in terms of net sales percentage was 19.5% for the three months ended December 31, 2019 compared to 13.9% for the corresponding period of 2018. The increase in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to a newly launched product, which involves higher selling price, as well as the product development service revenues generated by FTI, which involve lower costs of goods sold.

OPERATING EXPENSES - Operating expenses decreased by $197,883, or 9.9%, to $1,794,167 for the three months ended December 31, 2019 from $1,992,050 for the corresponding period of 2018. The decrease in operating expenses was primarily due to the decreased shipping and handling costs resulting from the positively restructured shipping terms with a vendor.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $12,254, or 31.3%, to $51,368 for the three months ended December 31, 2019 from $39,114 for the corresponding period of 2018. The increase was primarily due to increased interest income earned from the money market accounts and certificates of deposit, which is partially offset by the decreased product development funding received by FTI from a government entity as the periods of the associated projects expired.

SIX MONTHS ENDED DECEMBER 31, 2019 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2018

NET SALES - Net sales decreased by $380,562, or 1.7%, to $22,134,130 for the six months ended December 31, 2019 from $22,514,692 for the corresponding period of 2018.

For the six months ended December 31, 2019, net sales by geographic regions, consisting of the United States, EMEA and Asia, were $21,898,467 (98.9% of net sales), $0 (0% of net sales), and $235,663 (1.1% of net sales), respectively. For the six months ended December 31, 2018, net sales by geographic regions, consisting of the United States, EMEA and Asia, were $22,335,332 (99.2% of net sales), $161,080 (0.7% of net sales) and $18,280 (0.1% of net sales), respectively.

Net sales in the United States decreased by $436,865, or 2.0%, to $21,898,467 for the six months ended December 31, 2019 from $22,335,332 for the corresponding period of 2018. The decrease in net sales was primarily due to the average of 83% decreased product demand from two major carrier customers, which is materially offset by the increase in net sales generated by a new carrier customer (30% of our consolidated net sales for the compared period). Net sales in EMEA decreased by $161,080, or 100%, to $0 for the six months ended December 31, 2019 from $161,080 for the corresponding period of 2018. The decrease in net sales was due to the discontinued orders of a product placed by a carrier customer in Africa. Net sales in Asia increased by $217,383, or 1,189.2%, to $235,663 for the six months ended December 31, 2019 from $18,280 for the corresponding period of 2018. The increase in net sales was primarily due to product development service revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT - Gross profit increased by $1,157,856, or 33.5%, to $4,612,139 for the six months ended December 31, 2019 from $3,454,283 for the corresponding period of 2018.  The gross profit in terms of net sales percentage was 20.8% for the six months ended December 31, 2019 compared to 15.3% for the corresponding period of 2018. The increase in gross profit and gross profit in terms of net sales percentage was primarily due to a newly launched product, which involves higher selling price, as well as the product development service revenues generated by Franklin and FTI, which involve lower costs of goods sold.

OPERATING EXPENSES - Operating expenses decreased by $514,845, or 12.7%, to $3,538,440 for the six months ended December 31, 2019 from $4,053,285 for the corresponding period of 2018. The decrease in operating expenses was primarily due to the decreased shipping and handling costs resulting from the positively restructured shipping terms with a vendor.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $33,813, or 36.6%, to $126,083 for the six months ended December 31, 2019 from $92,270 for the corresponding period of 2018. The increase was primarily due to increased interest income earned from the money market accounts and certificates of deposit, which is partially offset by the decreased product development funding received by FTI from a government entity as the periods of the associated projects expired.

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

Our principal source of liquidity as of December 31, 2019 consisted of cash and cash equivalents as well as short-term investments of $14,761,105.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash provided by operating activities for the six months ended December 31, 2019 and 2018 was $3,413,142 and $936,813, respectively.

The $3,413,142 in net cash provided by operating activities for the six months ended December 31, 2019 was primarily due to the increase in accounts payable of $7,201,760 and our operating results (net income adjusted for depreciation, amortization, and other non-cash charges), which were partially offset by the increase in accounts receivable and inventories of $3,302,551 and $1,933,989, respectively.

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

INVESTING ACTIVITIES – Net cash used in investing activities for the six months ended December 31, 2019 and 2018 was $493,911 and $358,679, respectively.

The $493,911 in net cash used in investing activities for the six months ended December 31, 2019 was primarily due to the payments for capitalized product development, intangible assets, and property and equipment of $333,668, $26,760, and $138,090, respectively.

The $358,679 in net cash used in investing activities for six months ended December 31, 2018 was primarily due to the payments for purchase of additional shares of the subsidiary of $234,330 as well as the purchase of capitalized product development of $64,405.

FINANCING ACTIVITIES – We had no financing activities for the six months periods ended December 31, 2019 and 2018.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expired in October 2019 and was then extended at a monthly rent of $25,754 to December 31, 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $74,624 and $69,346 for the three months ended December 31, 2019 and 2018 and $143,968 and $138,690 for the six months ended December 31, 2019 and 2018.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, pursuant to a lease that expired on September 1, 2019 and was extended to August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease was extended to August 31, 2021. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2019 and 2018, and approximately $64,200 for the six months ended December 31, 2019 and 2018.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2019 and was extended to September 4, 2020. Rent expense related to this lease was approximately $2,217 and $2,529 for the three months ended December 31, 2019 and 2018, and approximately $4,521 and $5,091 for the six months ended December 31, 2019 and 2018.

As of December 31, 2019, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any extension provisions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and Acting Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the six months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the six months ended December 31, 2019, contained within this Quarterly Report on Form 10-Q.

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

Dated: February 13, 2020

