Form 10-Q
period 2020-03-31
FRANKLIN WIRELESS CORP
filed 2020-05-15
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 001-14891

FRANKLIN WIRELESS CORP.

(Exact name of Registrant as specified in its charter)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Nevada (State or other jurisdiction of incorporation or organization)	95-3733534 (I.R.S. Employer Identification Number)

9707 Waples Street Suite 150 San Diego, California (Address of principal executive offices)	92121 (Zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [_]    No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [_]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [_]    No  [_]

The Registrant has 10,601,912 shares of common stock outstanding as of May 15, 2020.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	June 30,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,614,126	$6,447,505
Certificates of deposit account	5,358,054	5,380,226
Accounts receivable	11,236,606	4,138,469
Other receivables, net	51,404	40,807
Inventories, net	818,532	1,052,740
Prepaid expenses and other current assets	14,359	28,042
Advance payments to vendors	28,224	51,340
Total current assets	25,121,305	17,139,129
Property and equipment, net	221,738	131,879
Intangible assets, net	1,260,107	1,109,911
Deferred tax assets, non-current	1,924,611	2,282,975
Goodwill	273,285	273,285
Right of use asset	1,231,330	–
Other assets	281,402	258,097
TOTAL ASSETS	$30,313,778	$21,195,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,357,842	$5,672,514
Income tax payable	49,799	654
Advance payments from customers	612	–
Accrued liabilities	350,490	247,658
Lease liabilities, current	394,769	–
Total current liabilities	12,153,512	5,920,826
Lease liabilities, non-current	884,851	–
Total liabilities	13,038,363	5,920,826
Commitments and contingencies (Note 7)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2020 and June 30, 2019	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,601,912 and 10,570,203 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	14,004	13,972
Additional paid-in capital	7,470,009	7,442,272
Retained earnings	14,300,565	12,477,441
Treasury stock, 3,472,286 shares as of March 31, 2020 and June 30, 2019	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(670,392)	(634,802)
Total Parent Company stockholders’ equity	16,600,707	14,785,404
Non-controlling interests	674,708	489,046
Total stockholders’ equity	17,275,415	15,274,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,313,778	$21,195,276

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$15,546,182	$8,966,140	$37,680,312	$31,480,832
Cost of goods sold	12,511,391	7,371,035	30,033,382	26,431,444
Gross profit	3,034,791	1,595,105	7,646,930	5,049,388

Operating expenses:
Selling, general and administrative	988,096	1,268,674	2,606,600	3,849,296
Research and development	834,478	714,092	2,754,414	2,186,755
Total operating expenses	1,822,574	1,982,766	5,361,014	6,036,051
Income (loss) from operations	1,212,217	(387,661)	2,285,916	(986,663)

Other income, net:
Interest income	38,679	48,921	134,270	82,673
Income from governmental subsidy	–	–	4,114	64,824
Other income (loss), net	42,000	2,984	68,378	(3,322)
Total other income, net	80,679	51,905	206,762	144,175
Income (loss) before provision for income taxes	1,292,896	(335,756)	2,492,678	(842,488)
Income tax provision (benefit)	233,032	(108,244)	408,892	(185,284)
Net income (loss)	1,059,864	(227,512)	2,083,786	(657,204)
Less: non-controlling interests in net loss of subsidiary at 48.2%	–	–	–	(55,564)
Less: non-controlling interests in net (loss) income of subsidiary at 35.8%	–	(69,698)	189,106	(107,181)
Less: non-controlling interests in net income of subsidiary at 33.7%	71,556	–	71,556	–
Net income (loss) attributable to Parent Company	$988,308	$(157,814)	$1,823,124	$(494,459)

Basic income (loss) per share attributable to Parent Company stockholders	$0.09	$(0.01)	$0.17	$(0.05)
Diluted income (loss) per share attributable to Parent Company stockholders	$0.09	$(0.01)	$0.17	$(0.05)

Weighted average common shares outstanding – basic	10,580,576	10,570,203	10,574,841	10,570,203
Weighted average common shares outstanding – diluted	10,699,773	10,570,203	10,694,038	10,570,203

Comprehensive income (loss)
Net income (loss)	$1,059,864	$(227,512)	$2,083,786	$(657,204)
Translation adjustments	(54,340)	(4,351)	(35,590)	(7,650)
Comprehensive income (loss)	1,005,524	(231,863)	2,048,196	(664,854)
Less: comprehensive income (loss) attributable to non-controlling interest	71,556	(69,698)	260,662	(162,745)
Comprehensive income (loss) attributable to controlling interest	$933,968	$(162,165)	$1,787,534	$(502,109)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2020 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2019	10,570,203	$13,972	$7,442,272	$12,477,441	$(4,513,479)	$(634,802)	$489,046	$15,274,450
Net income attributable to Parent Company	–	–	–	834,816	–	–	–	834,816
Foreign exchange translation	–	–	–	–	–	18,750	–	18,750
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	189,106	189,106
Balance – December 31, 2019 (unaudited)	10,570,203	$13,972	$7,442,272	$13,312,257	$(4,513,479)	$(616,052)	$678,152	$16,317,122
Net income attributable to Parent Company	–	–	–	988,308	–	–	–	988,308
Foreign exchange translation	–	–	–	–	–	(54,340)	–	(54,340)
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	71,556	71,556
Purchases of shares of a subsidiary	–	–	–	–	–	–	(75,000)	(75,000)
Issuance of stock related to stock option exercised	31,709	32	27,737	–	–	–	–	27,769
Balance – March 31, 2020 (unaudited)	10,601,912	$14,004	$7,470,009	$14,300,565	$(4,513,479)	$(670,392)	$674,708	$17,275,415

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2019 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2018	10,570,203	$13,972	$7,442,272	$13,753,565	$(4,513,479)	$(581,983)	$921,010	$17,035,357
Net loss attributable to Parent Company	–	–	–	(336,645)	–	–	–	(336,645)
Foreign exchange translation	–	–	–	–	–	(3,299)	–	(3,299)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(93,047)	(93,047)
Purchase of shares of a subsidy	–	–	–	–	–	–	(234,330)	(234,330)
Balance – December 31, 2018 (unaudited)	10,570,203	$13,972	$7,442,272	$13,416,920	$(4,513,479)	$(585,282)	$593,633	$16,368,036
Net loss attributable to Parent Company	–	–	–	(157,814)	–	–	–	(157,814)
Foreign exchange translation	–	–	–	–	–	(4,351)	–	(4,351)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(69,698)	(69,698)
Balance – March 31, 2019 (unaudited)	10,570,203	$13,972	$7,442,272	$13,259,106	$(4,513,479)	$(589,633)	$523,935	$16,136,173

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,083,786	$(657,204)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	67,829	72,459
Amortization of intangible assets	344,382	339,708
Deferred tax (benefit)	358,364	(186,126)
Amortization of right of use asset	48,290	–
Increase (decrease) in cash due to change in:
Accounts receivable	(7,098,137)	(31,885)
Other receivables	(10,597)	97,752
Inventories	234,208	844,090
Prepaid expenses and other current assets	13,683	(5,148)
Prepaid income tax	–	25,144
Advance payments to vendors	23,116	24,688
Other assets	(23,305)	(97,698)
Accounts payable	5,685,328	(969,177)
Advance payments from customers	612	(157,138)
Income tax payable	49,145	–
Accrued liabilities	102,832	(16,491)
Net cash provided by (used in) operating activities	1,879,536	(717,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	22,172	–
Purchases of shares of a subsidiary	(75,000)	(234,330)
Purchases of property and equipment	(157,688)	(63,779)
Payments for capitalized development costs	(343,360)	(168,910)
Purchases of intangible assets	(151,218)	(20,928)
Net cash used in investing activities	(705,094)	(487,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock related to stock options exercised	27,769	–
Net cash provided by financing activities	27,769	–

Effect of foreign currency translation	(35,590)	(7,650)
Net increase (decrease) in cash and cash equivalents	1,166,621	(1,212,623)
Cash and cash equivalents, beginning of period	6,447,505	11,975,944
Cash and cash equivalents, end of period	$7,614,126	$10,763,321

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$–	$–
Income taxes	$(800)	$(800)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) and 64.2% (35.8% is owned by non-controlling interests) as of March 31, 2020 and as of June 30, 2019, respectively. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2020, the non-controlling interest was $674,708, which represents a $185,662 increase from $489,046 as of June 30, 2019. The increase in the non-controlling interest of $185,662 was comprised of two components (1) an addition of $260,663 from the income in the subsidiary of $740,295 incurred during the nine month period March 31, 2020 and (2) a reduction in the ownership percentage of the non-controlling interests due to the purchase by the Company of 43,333 shares of the subsidiary for $75,000 ($1.73 per share) from three non-controlling shareholders.  The purchase decreased the non-controlling interests’ ownership percentage from 35.8% to 33.7%.

As of March 31, 2019, the purchase of by the Company of 246,663 shares of the subsidiary for $234,330 ($0.95 per share) from three non-controlling shareholders decreased the non-controlling interests’ ownership percentage from 48.2% to 35.8%.

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

We generate revenues from three geographic areas, consisting of the United States, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2020	2019	2020	2019
United States	$15,444,110	$8,898,775	$37,342,577	$31,234,107
Europe, the Middle East and Africa (“EMEA”)	–	63,347	–	224,427
Asia	102,072	4,018	337,735	22,298
Totals	$15,546,182	$8,966,140	$37,680,312	$31,480,832

Long-lived assets, net (property and equipment, intangible assets, and right of use asset):	March 31, 2020	June 30, 2019
United States	$1,436,258	$1,209,159
Asia	45,587	32,631
Totals	$1,481,845	$1,241,790

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of March 31, 2020 and June 30, 2019.

Revenue Recognition

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the nine months ended March 31, 2020 was not material.

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

The balances of our trade receivables are as follows:

	March 31, 2020	June 30, 2019
Accounts Receivable	$11,236,606	$4,138,469

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended March 31, 2020 and June 30, 2019.

Our contract liabilities are as follows:

	March 31, 2020	June 30, 2019
Undelivered products	$140,612	$140,000

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99% of net sales for the nine months ended March 31, 2020. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 1% of net sales for the nine months ended March 31, 2020. The majority of our revenue recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of March 31, 2020, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of March 31, 2020, and June 30, 2019, capitalized product development costs in progress were $140,193 and $465,352, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the three and nine months ended March 31, 2020, we incurred $9,692 and $343,360, respectively, and for the three and nine months ended March 31, 2019, we incurred $104,505 and $168,910, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $834,478 and $714,092 for the three months ended March 31, 2020 and 2019, respectively, and $2,754,414 and $2,186,755 for the nine months ended March 31, 2020 and 2019, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $166,701 and $262,596 for the three months ended March 31, 2020 and 2019, respectively, and $339,849 and $978,275 for the nine months ended March 31, 2020 and 2019, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of March 31, 2020, and June 30, 2019, we have recorded an inventory reserve in the amounts of $468,165 and $553,281, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized as of March 31, 2020 and June 30, 2019.

The definite lived intangible assets consisted of the following as of March 31, 2020:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	2.0 years	$18,397	$6,132	$12,265
Technology in progress	Not Applicable	–	140,192	–	140,192
Software	5 years	2.2 years	524,834	320,656	204,178
Patents	10 years	6.0 years	59,016	10,282	48,734
Certifications & licenses	3 years	1.1 years	4,037,669	3,182,931	854,738
Total as of March 31, 2020			$4,780,108	$3,520,001	$1,260,107

The definite lived intangible assets consisted of the following as of June 30, 2019:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	$18,397	$–	$18,397
Technology in progress	Not Applicable	–	465,352	–	465,352
Software	5 years	2.7 years	423,436	278,266	145,170
Patents	10 years	6.3 years	58,884	8,729	50,155
Certifications & licenses	3 years	0.8 years	3,319,461	2,888,624	430,837
Total as of June 30, 2019			$4,285,530	$3,175,619	$1,109,911

Amortization expense recognized for the three months ended March 31, 2020 and 2019 was $146,114 and $93,777 respectively, and for the nine months ended March 31, 2020 and 2019 was $344,382 and $339,708, respectively.

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

As of March 31, 2020, we are not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2020, we have no material unrecognized tax benefits. We recorded an income tax expense of $233,032 and $408,892 for the three and nine months ended March 31, 2020, respectively. We also recorded a decrease in deferred tax asset, non-current, of $233,195 and $358,364 for the three and nine months ended March 31, 2020, respectively, and an increase in deferred tax asset, non-current, of $108,251 and $186,126 for the three and nine months ended March 31, 2019, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2020, sales to our two largest customers accounted for 42% and 32% of our consolidated net sales, and 53% and 25% of our accounts receivable balance as of March 31, 2020. In the same period in 2019, sales to our two largest customers accounted for 57% and 23% of our consolidated net sales, and 70% and 22% of our accounts receivable balance as of March 31, 2019. No other customers accounted for more than ten percent of total net sales for the nine months ended March 31, 2020 and 2019, and no other customers accounted for more than ten percent of total accounts receivable as of March 31, 2020 and 2019.

For the nine months ended March 31, 2020, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the nine months ended March 31, 2019, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. No other manufacturing companies accounted for more than ten percent of total purchase for the nine months ended March 31, 2020 and 2019.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 19, 2020, the Governor of California declared a health emergency and issued an order to close all nonessential businesses until further notice. As a maker of wireless connectivity devices, Franklin Wireless is deemed to be an essential business. Nonetheless, out of concern for our workers and pursuant to the government order, Franklin Wireless reduced the scope of its operations and where possible, certain workers began telecommuting from their homes. The continued spread of COVID-19 may result in a period of business disruption, including delays or disruptions in our supply chain. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. While the Company expects this situation may increase demand for its products, the related impact cannot be reasonably estimated at this time.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2020	June 30, 2019
Machinery and facility	$363,782	$363,022
Office equipment	420,166	396,222
Molds	917,154	784,170
	1,701,102	1,543,414
Less accumulated depreciation	(1,479,364)	(1,411,535)
Total	$221,738	$131,879

Depreciation expense associated with property and equipment was $23,958 and $17,889 for the three months ended March 31, 2020 and 2019, respectively, and $67,829 and $72,459 for the nine months ended March 31, 2020 and 2019, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2020	June 30, 2019
Accrued salaries and payroll deductions owed to government entities	$73,608	$44,752
Accrued vacation	45,625	56,335
Accrued undelivered inventory	140,000	140,000
Taxes	13,257	408
Other accrued liabilities	78,000	6,163
Total	$350,490	$247,658

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

For the three and nine months ended March 31, 2019, we were in a net loss position and have excluded 299,000 stock options from the calculation of diluted net loss per shares because these securities are anti-dilutive. The weighted average number of shares outstanding used to compute loss per share is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income (loss) attributable to Parent Company	$988,308	$(157,814)	$1,823,124	$(494,459)

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,580,576	10,570,203	10,574,841	10,570,203
Dilutive effect of common stock equivalents arising from stock options	119,197	–	119,197	–
Diluted shares outstanding	10,699,773	10,570,203	10,694,038	10,570,203
Basic income (loss) per share	$0.09	$(0.01)	$0.17	$(0.05)
Diluted income (loss) earnings per share	$0.09	$(0.01)	$0.17	$(0.05)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $23,115, pursuant to a lease that expired in October 2019 and was then extended at a monthly rent of $25,754 to December 31, 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 and $69,345 for the three months ended March 31, 2020 and 2019 and $221,231 and $208,035 for the nine months ended March 31, 2020 and 2019.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, pursuant to a lease that expired on September 1, 2019 and was extended to August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space, consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, and the lease was extended to August 31, 2021. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended March 31, 2020 and 2019, and approximately $96,300 for the nine months ended March 31, 2020 and 2019.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expired September 4, 2019 and was extended to September 4, 2020. Rent expense related to this lease was approximately $2,146 and $2,535 for the three months ended March 31, 2020 and 2019, and approximately $6,667 and $7,626 for the nine months ended March 31, 2020 and 2019.

As of March 31, 2020, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions.

Maturities of lease liabilities are as follows:

Operating Leases
Fiscal 2020	$109,378
Fiscal 2021	437,510
Fiscal 2022	341,193
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	1,370,976
Less imputed interest	(91,356)
Total	$1,279,620

Other Contingencies

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the product ACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment by Anydata of 250,000 units, which is associated with Anydata’s irrevocable purchase orders received from its customer. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment, for which we have already ordered parts from our main vendor, Quanta. Management believes that the Company will be able to supply some of the products to another customer and has received personal guarantees from the principals of Anydata. As of March 31, 2020, the remaining purchase commitment unfulfilled by Anydata to the Company was approximately $3.1 million. The total remaining product purchase commitment with Quanta was approximately $2.0 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of March 31, 2020, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met. As of March 31, 2020, there is a reasonable possibility we may incur a loss, however, the amount is not estimable at this time.

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of these matters will have any material adverse effect on the Company.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 19, 2020, the Governor of California declared a health emergency and issued an order to close all nonessential businesses until further notice. As a maker of wireless connectivity devices, Franklin Wireless is deemed to be an essential business. Nonetheless, out of concern for our workers and pursuant to the government order, Franklin Wireless reduced the scope of its operations and where possible, certain workers began telecommuting from their homes. The continued spread of COVID-19 may result in a period of business disruption, including delays or disruptions in our supply chain. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. While the Company expects this situation may increase demand for its products, the related impact cannot be reasonably estimated at this time.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the three and nine months ended March 31, 2020 and 2019.

A summary of the status of our stock options is presented below as of March 31, 2020:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2019	299,000	$1.04	2.75	$420,620
Granted	–	–	–	–
Exercised	(31,709)	0.88	–	129,373
Cancelled	–	–	–	–
Forfeited or Expired	(12,000)	1.35	–	48,960
Outstanding as of March 31, 2020	255,291	$1.05	2.20	$773,626

Exercisable as of March 31, 2020	255,291	$1.05	2.20	$773,626

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.08 as of March 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2020, in the amount of 255,291 shares, was $0.93 per share.

As of March 31, 2020, there was no unrecognized compensation cost related to non-vested stock options granted.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2019, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the nine months ended March 31, 2020.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2020 and 2019, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2020	2019		2020	2019

Net sales	100.0%	100.0%		100.0%	100.0%
Cost of goods sold	80.5%	82.2%		79.7%	84.0%
Gross profit	19.5%	17.8%		20.3%	16.0%
Operating expenses	11.7%	22.1%		14.2%	19.2%
Income (loss) from operations	7.8%	(4.3%	)	6.1%	(3.2%	)
Other income (expense), net	0.5%	0.6%		0.5%	0.5%
Net income (loss) before income taxes	8.3%	(3.7%	)	6.6%	(2.7%	)
Income tax provision (benefit)	1.5%	(1.2%	)	1.1%	(0.6%	)
Net income (loss)	6.8%	(2.5%	)	5.5%	(2.1%	)
Less: non-controlling interest in net income (loss) of subsidiary	0.4%	(0.8%	)	0.7%	(0.5%	)
Net income (loss) attributable to Parent Company stockholders	6.4%	(1.7%	)	4.8%	(1.6%	)

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

NET SALES - Net sales increased by $6,580,042, or 73.4%, to $15,546,182 for the three months ended March 31, 2020 from $8,966,140 for the corresponding period of 2019. For the three months ended March 31, 2020, net sales by geographic regions, consisting of the United States and Canada, EMEA, and Asia were $15,444,110 (99.3% of net sales), $0 (0.0% of net sales), and $102,072 (0.7% of net sales), respectively. For the three months ended March 31, 2019, net sales by geographic regions, consisting of the United States and Canada, EMEA, and Asia were $8,898,775 (99.2% of net sales), $63,347 (0.7% of net sales), and $4,018 (0.1% of net sales), respectively.

Net sales in the United States and Canada increased by $6,545,335, or 73.6%, to 15,444,110 for the three months ended March 31, 2020 from $8,898,775 for the corresponding period of 2019. The increase in net sales in the United States and Canada resulted primarily from increased demand for wireless connectivity due to people working and attending school remotely. Net sales also increased due to a newly launched product and the timing of orders placed by a new carrier customer, from which a significant portion of our revenue was derived (35% of our consolidated net sales for the three months ended March 31, 2020), as well as increased product demand (up 24%) from one major carrier customer compared to the corresponding period of 2019. Net sales in EMEA decreased by $63,347, or 100.0%, to $0 for the three months ended March 31, 2020 from $63,347 for the corresponding period of 2019. The decrease in net sales was due to the discontinued orders for a product placed by a carrier customer in Africa compared to the corresponding period of 2019. Net sales in Asia increased by $98,054, or 2,440.4%, to $102,072 for the three months ended March 31, 2020 from $4,018 for the corresponding period of 2019. The increase in net sales was primarily due to product development service revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT - Gross profit increased by $1,439,686, or 90.3%, to $3,034,791 for the three months ended March 31, 2020 from $1,595,105 for the corresponding period of 2019. The gross profit in terms of net sales percentage was 19.5% for the three months ended March 31, 2020 compared to 17.8% for the corresponding period of 2019. The increase in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to a newly launched product, which involves higher selling price, as well as the product development service revenues generated by FTI, which involve lower costs of goods sold.

OPERATING EXPENSES - Operating expenses decreased by $160,192, or 8.1%, to $1,822,574 for the three months ended March 31, 2020 from $1,982,766 for the corresponding period of 2019. The decrease in operating expenses was primarily due to the significantly decreased shipping and handling costs resulting from the positively restructured shipping terms with a major vendor despite the increased volume of product shipments.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $28,774, or 55.4%, to $80,679 for the three months ended March 31, 2020 from $51,905 for the corresponding period of 2019. The increase was primarily due to increased other income recognized from the forgiven vacation liabilities for the three months ended March 31, 2020.

NINE MONTHS ENDED MARCH 31, 2020 COMPARED TO NINE MONTHS ENDED MARCH 31, 2019

NET SALES - Net sales increased by $6,199,480, or 19.7%, to $37,680,312 for the nine months ended March 31, 2020 from $31,480,832 for the corresponding period of 2019. For the nine months ended March 31, 2020, net sales by geographic regions, consisting of the United States and Canada, EMEA, and Asia were $37,342,577 (99.1% of net sales), $0 (0.0% of net sales) and $337,735 (0.0% of net sales), respectively. For the nine months ended March 31, 2019, net sales by geographic regions, consisting of the United States and Canada, South America and the Caribbean, EMEA and Asia, were $31,234,107 (99.2% of net sales), $0 (0.0% of net sales), $224,427 (0.7% of net sales) and $22,298 (0.1% of net sales), respectively.

Net sales in the United States and Canada increased by $6,108,470, or 19.6%, to $37,342,577 for the nine months ended March 31, 2020 from $31,234,107 for the corresponding period of 2019. The increase in net sales in the United States and Canada resulted primarily from increased demand for wireless connectivity due to people working and attending school remotely. Net sales also increased due to a newly launched product and the timing of orders placed by a new carrier customer, from which a significant portion of our revenue was derived. (32% of our consolidated net sales for the nine months ended March 31, 2020). Net sales in EMEA decreased by $224,427, or 100.0%, to $0 for the nine months ended March 31, 2020 from $224,427 for the corresponding period of 2019. The decrease in net sales was due to the discontinued orders for a product placed by a carrier customer in Africa compared to the corresponding period of 2019. Net sales in Asia increased by $315,437, or 1,414.6%, to $337,735 for the nine months ended March 31, 2020 from $22,298 for the corresponding period of 2019. The increase in net sales was primarily due to product development service revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT - Gross profit increased by $2,597,542, or 51.4%, to $7,646,930 for the nine months ended March 31, 2020 from $5,049,388 for the corresponding period of 2018. The gross profit in terms of net sales percentage was 20.3% for the nine months ended March 31, 2020, compared to 16.0% for the corresponding period of 2019. The increase in gross profit was primarily due to increased demand for wireless connectivity due to people working and attending school remotely. Net sales also increased due to the change in net sales as described above. The increase in gross profit and gross profit in terms of net sales percentage was primarily due to a newly launched product, which involves higher selling price, as well as the product development service revenues generated by Franklin and FTI, which involve lower costs of goods sold.

OPERATING EXPENSES - Operating expenses decreased by $675,037, or 11.2%, to $5,361,014 for the nine months ended March 31, 2020 from $6,036,051 for the corresponding period of 2019. The decrease in operating expenses was primarily due to the significantly decreased shipping and handling costs resulting from the positively restructured shipping terms with a major vendor despite the increased volume of product shipments.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $62,587, or 43.4%, to $206,762 for the nine months ended March 31, 2020 from $144,175 for the corresponding period of 2019. The increase in other income (loss), net was primarily due to the higher interest income earned from the newly opened money market account and the certificate of deposit account as well as the increased favorable effect in foreign currency exchange rates that occurred in FTI, which is partially offset by the discontinued product development funding received by FTI from the South Korean government during the nine months ended March 31, 2020.

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

Our principal source of liquidity as of March 31, 2020 consisted of cash and cash equivalents as well as short-term investments of $12,972,180.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash provided in operating activities for the nine months ended March 31, 2020 was $1,879,536, and net cash used in operating activities for nine months ended March 31, 2019 was $717,026.

The $1,879,536 in net cash provided by operating activities for the nine months ended March 31, 2020 was primarily due to the increase in accounts payable of $5,685,328 and our operating results of $2,902,651 (net income adjusted for depreciation, amortization, and other non-cash charges), which were partially offset by the increase in accounts receivable of $7,098,137.

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

INVESTING ACTIVITIES - Net cash used in investing activities for the nine months ended March 31, 2020 and 2019 was $705,094 and $487,947, respectively.

The $705,094 in net cash used in investing activities for the nine months ended March 31, 2020 was primarily due to the payments for capitalized product development, intangible assets, and property and equipment of $343,360, $151,218, and $157,688, respectively, as well as the payments for purchase of additional shares of the subsidiary of $75,000.

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

FINANCING ACTIVITIES - Net cash provided by financing activities for the nine months ended March 31, 2020 and 2019 was $27,769 and $0, respectively, which was due to the cash received from the exercise of stock options for the nine months ended March 31,2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and Acting Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the nine months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the nine months ended March 31, 2020, contained within this Quarterly Report on Form 10-Q.

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
Dated: May 15, 2020

