Form 10-K
period 2020-06-30
FRANKLIN WIRELESS CORP
filed 2020-09-17
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2019, as reported by the OTCQB, was approximately $10,530,000.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 10,618,912 shares of common stock outstanding as of September 17, 2020 (excludes the pending share settlement from financing. See Item 9B).

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

i

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2020 and fiscal 2019 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

i

PART I

ITEM 1.  BUSINESS.

BUSINESS OVERVIEW

We are a leading provider of intelligent wireless solutions including mobile hotspots, routers, trackers, and other devices. Our designs integrate innovative hardware and software enabling machine-to-machine (M2M) applications and the Internet of Things (IoT). Our M2M and IoT solutions include embedded modules, modems and gateways built to deliver reliable always-on connectivity supporting a broad spectrum of applications based on fifth generation and fourth generation (5G/4G) wireless technology.

We have a majority ownership position in Franklin Technology Inc. ("FTI"), a research and development company located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in Europe, the Middle East and Africa ("EMEA") and Asia.

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

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) and 64.2% (35.8% is owned by non-controlling interests) as of June 30, 2020 and as of June 30, 2019, respectively. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests. The increase in the majority voting interest in percentage from 64.2% to 66.3% was due to the purchase by the Company of 43,333 shares of the subsidiary for $75,000 ($1.73 per share) from three non-controlling shareholders. The purchase decreased the non-controlling interests’ ownership percentage from 35.8% to 33.7%.

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

	Fiscal Year Ended June 30,
Net sales:	2020	2019
United States	$74,839,778	$36,217,387
Europe, the Middle East and Africa ("EMEA")	–	224,427
Asia	232,520	27,086
Totals	$75,072,298	$36,468,900

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2020	June 30, 2019
United States	$1,302,353	$1,209,159
Asia	43,688	32,631
Totals	$1,346,041	$1,241,790

OUR PRODUCTS

We are a global leader and innovator in providing the latest mobile technologies to the mass market, which includes 5G/4G Mobile Hotspots, 5G/4G Customer Premises Equipment, and MDM solutions.  We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and Machine-to-machine (M2M) applications.

The following is a sample of the products we offer:

5G/4G LTE Wireless Broadband Products

5G/4G LTE Wi-Fi Mobile Hotspot

o	Portable Wi-Fi hotspot routers that provide wireless Internet access with 5G/4G support for multiple simultaneously connected devices including laptops, tablets, and smart phones. Our Mobile Hotspot products help remote workers be productive while on the go and help students and educational institutions support remote learning activities.

5G/4G LTE Consumer Home Gateway (Customer-Premises Equipment)

o	Enhanced routing gateway that can provide support for both wired and wireless connectivity, offering solutions for consumers looking to replace Cable or DSL service

IoT Tracking Devices and Connected Devices:

Smart IoT tracking device

o	Location service devices based on CAT1 and CAT M technology, allowing consumers and businesses to track virtually any tangible item, anytime and anywhere.

Connected Car

o	An all in one connected car solution that provides easy access Wi-Fi Hotspot technology and extensive added vehicle diagnostics, safety, and security features, as well as location service via OBDII protocol with other applications.

Home Phone Connect

o	Franklin’s Voice Over LTE (VoLTE) device provides a landline alternative connecting instantly and allows users local and domestic long distance calling through the carrier’s network.

IOT Server Platform and Application

o	“Pintrac,” Franklin’s Cloud based telecom grade server platform enables enhanced remote device functionality.

o	Pintrac Mobile Device Management (MDM) for LTE hotspots allows schools, government agencies and to remotely manage and configure hotspots.

o	Pintrac Pet is a complete pet tracking application, allowing monitoring and tracking household pets and their activity using Franklin’s Trackers.

o	Pintrac Auto tracks, locates, and manages vehicles for consumers and businesses using Franklin’s LTE OBD devices.

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors located primarily in the United States, EMEA and Asia.

SALES AND MARKETING

We market and sell our products primarily to wireless operators located in the United States, EMEA, and Asia regions mainly through our internal, direct sales organization and, to a lesser degree, indirectly through strategic partners and distributors. The sales process is supported with a range of marketing activities, including trade shows, product marketing and public relations.

All of our wireless devices must pass Federal Communications Commission (FCC) testing in order to be sold in United States markets. Global Certification Forum (“GCF”) test certifications are required in order to launch any wireless data products with wireless operators in North America. PCS Type Certification Review Board (“PTCRB”) test certifications also are required for all LTE and HSPA/GSM wireless data products. Other LTE and 5G test certifications, as defined by the 3GPP governing body, are required for LTE and 5G wireless data products. Certifications are issued as being a qualifier of GCF, PTCRB, IEEE, CE, UL, Wi-Fi alliance certification and 3GPP standards.

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2020, the manufacturing of the majority of our products was performed by two independent companies located in Asia.

EMPLOYEES

As of June 30, 2020, we had 71 total employees at Franklin and FTI combined. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

ITEM 1A:  RISK FACTORS.

The following risk factors do not purport to be a complete explanation of the risks involved in our business.

WE MAY NEED ADDITIONAL FINANCING FOR PRODUCT DEVELOPMENT. Our financial resources are sufficient for current operational needs, however, the amount of funding required to develop and commercialize our products and technologies is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to us. Lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our development and commercialization programs. We may seek additional financing through the issuance of equity or convertible debt securities. In such event, the percentage ownership of our stockholders would be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences, and privileges senior to those of our Common Stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of desirable acquisition opportunities, develop, or enhance services or products or respond to competitive pressures. Such inability could have a materially adverse effect on our business, results of operations and financial conditions.

WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. The industry in which we operate has many participants that own, or claim to own, proprietary intellectual property. In the past we have received, and in the future may receive, claims from third parties alleging that we, and possibly our customers, violate their intellectual property rights. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not we have infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than us, and they may be able to, and may choose to, pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

o	We may be liable for potentially substantial damages, liabilities, and litigation costs, including attorneys’ fees;

o	We may be prohibited from further use of the intellectual property and may be required to cease selling our products that are subject to the claim;

o	We may have to license the third-party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;

o	We may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that we will be able to develop such a non-infringing alternative;

o	The diversion of management’s attention and resources;

o	Our relationships with customers may be adversely affected; and,

o	We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

In the event of an unfavorable outcome in such a claim and our inability to either obtain a license from the third party or develop a non-infringing alternative, then our business, operating results and financial condition may be materially adversely affected and we may have to restructure our business.

Absent a specific claim for infringement of intellectual property, from time to time we have and expect to continue to license technology, intellectual property, and software from third parties. There is no assurance that we will be able to maintain our third-party licenses or obtain new licenses when required and this inability could materially adversely affect our business and operating results and the quality and functionality of our products. In addition, there is no assurance that third party licenses we execute will be on commercially reasonable terms.

Under purchase orders and contracts for the sale of our products we may provide indemnification to our customers for potential intellectual property infringement claims for which we may have no corresponding recourse against our third-party licensors. This potential liability, if realized, could materially adversely affect our business, operating results, and financial condition.

WE OPERATE IN AN INTENSIVELY COMPETITIVE MARKET. The wireless broadband data access market is highly competitive, and we may be unable to compete effectively. Many of our competitors or potential competitors have significantly greater financial, technical, and marketing resources than we do. To survive and be competitive, we will need to continuously invest in research and development, sales and marketing, and customer support. Increased competition could result in price reductions, and smaller customer orders. Our failure to compete effectively could seriously impair our business.

WE OPERATE IN THE HIGH-RISK TELECOM SECTOR. We are in a volatile industry. In addition, our revenue model is evolving and relies substantially on the assumption that we will be able to successfully complete the development and sales of our products and services in the marketplace. Our prospects must be considered in the light of the risk, uncertainties, expenses, and difficulties frequently encountered by companies in the early stages of development and marketing new products. To be successful in the market we must, among other things:

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

We cannot guarantee that we will be able to achieve these goals, and our failure to achieve them could adversely affect our business, results of operations, and financial condition. We expect that revenues and operating results will fluctuate in the future. There is no assurance that any or all our efforts will produce a successful outcome.

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

WE DEPEND ON THE DEMAND FOR WIRELESS NETWORK CAPACITY. The demand for our products is completely dependent on the demand for broadband wireless access to networks. If wireless operators do not deliver acceptable wireless service, our product sales may dramatically decline. Thus, if wireless operators experience financial or network difficulties, it will likely reduce demand for our products. Demand for wireless access can rise and fall greatly during times of contagious outbreaks and their aftermath. These surges in demand can be temporary and unstable. When the outbreak ends, or becomes more controlled, demand for wireless network access could drop off decreasing sales revenue. These changes are beyond our ability to control and can either increase or decrease demand for our products.

PANDEMIC OUTBREAKS CAN CAUSE VOLATILE CHANGES IN THE MARKET. Demand for wireless access can rise and fall greatly during times of Pandemic outbreaks, such as COVID-19, as more people may be required to work remotely and schools may be required to operate remote classrooms. When an outbreak ends, or becomes more controlled, demand for wireless devices could drop off, decreasing demand for our products. Pandemic outbreaks can also disrupt supply chains, manufacturing operations, and shipping. These disruptions can make product fulfilment difficult, delayed, or impossible. All these changes are beyond our ability to control and can cause revenue and income to change dramatically.

WE DEPEND ON COLLABORATIVE ARRANGEMENTS. The development and commercialization of our products and services depend in large part upon our ability to selectively enter and maintain collaborative arrangements with developers, distributors, service providers, network systems providers, core wireless communications technology providers and manufacturers, among others.

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2020, net revenues from our two largest customers represented 46% and 36% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us. If these customers were to reduce their business with us, our revenues and profitability could materially decline.

OUR PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES. We often experience long-lead times to ship products, often more than 45 days. This could cause us to lose customers, who may be able to secure faster delivery times from our competitors and require us to maintain higher levels of working capital.

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

AS OUR BUSINESS EXPANDS INTERNATIONALLY, WE WILL BE EXPOSED TO ADDITIONAL RISKS RELATING TO INTERNATIONAL OPERATIONS. Our expansion into international operations exposes us to additional risks unique to such international markets, including the following:

o	Increased credit management risks and greater difficulties in collecting accounts receivable;

o	Unexpected changes in regulatory requirements, wireless communications standards, exchange rates, trading policies, tariffs, and other barriers;

o	Uncertainties of laws and enforcement relating to the protection of intellectual property;

o	Language barriers; and

o	Potential adverse tax consequences.

Furthermore, if we are unable to further develop distribution channels in countries in North America, EMEA and Asia, we may not be able to grow our international operations, and our ability to increase our revenue will be negatively impacted.

We believe that our products are currently exempt from international tariffs. If this were to change at any point, a tariff of 10%-25% of the purchase price could be imposed. If such tariffs are imposed, they could have a materially adverse effect on sales and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease expiring in December 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to this property was $298,494 and $277,377 for the years ended June 30, 2020 and 2019, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space in Seoul, Korea, at a monthly rent of approximately $8,000, pursuant to a lease expiring in August 2021. FTI also leases additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700, pursuant to a lease expiring in August 2021. In addition to monthly rent, the lease provides for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $128,000 for each of the years ended June 30, 2020 and 2019.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease expiring in September 2021. Rent expense related to this lease was $8,789 and $10,066 for the years ended June 30, 2020 and 2019, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to NOTE 8 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the OTCQB under the trading symbol "FKWL."  We have one class of common stock. As of June 30, 2020, we had 737 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	251,291	$1.05	1,202,000

Equity compensation plans not approved by security holders	–	N/A	–

Total	251,291	$1.05	1,202,000

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

BUSINESS OVERVIEW

We are a leading provider of intelligent wireless solutions including mobile hotspots, routers, trackers, and other devices. Our designs integrate innovative hardware and software enabling machine-to-machine (M2M) applications and the Internet of Things (IoT). Our M2M and IoT solutions include embedded modules, modems and gateways built to deliver reliable always-on connectivity supporting a broad spectrum of applications based on 5G/4G wireless technology.

We have a majority ownership position in FTI, a research and development company located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in the Middle East and Africa ("EMEA") and Asia.

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the year ended June 30, 2020 was not material.

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

The balances of our trade receivables are as follows:

	June 30, 2020	June 30, 2019
Accounts Receivable	$15,973,537	$4,138,469

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2020 and June 30, 2019.

Our contract liabilities, which are included in accrued liabilities on our balance sheet, are as follows:

	June 30, 2020	June 30, 2019
Undelivered products	$140,000	$140,000

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99% of net sales for the year ended June 30, 2020. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for 1% of net sales for the year ended June 30, 2020. Most of our revenue that is recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer can direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2020, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of June 30, 2020, and June 30, 2019, capitalized product development costs in progress were $140,193 and $465,352, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2020, we incurred $343,360 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020, we have federal and state net operating loss carryforwards of approximately $1.2 million and no state net operating loss carryforwards. Under the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017, the federal net operating loss recognized on or after January 1, 2018 will carry forward indefinitely. The federal net operating loss of $1.2 million, which was recognized on or before December 31, 2017, will expire through 2035, and the federal net operating loss recognized on or after January 1, 2018, which will carry forward indefinitely, is 0. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2020, 2019, and 2018, our statements of operations including data expressed as a percentage of sales:

	2020	2019		2018
	(as a percentage of sales)

Net sales	100.0%	100.0%		100.0%
Cost of goods sold	80.7%	84.3%		82.7%
Gross profit	19.3%	15.7%		17.3%
Operating expenses	9.9%	21.5%		26.2%
Income (loss) from operations	9.4%	(5.8%	)	(8.9%	)
Other income (expense), net	0.3%	0.6%		1.1%
Net income (loss) before income taxes	9.7%	(5.2%	)	(7.8%	)
Income tax provision (benefit)	1.8%	(1.2%	)	(0.6%	)
Net income (loss)	7.9%	(4.0%	)	(7.2%	)
Less: non-controlling interest in net income (loss) of subsidiary	0.5%	(0.5%	)	(0.2%	)
Net income (loss) attributable to Parent Company stockholders	7.4%	(3.5%	)	(7.0%	)

YEAR ENDED JUNE 30, 2020 COMPARED TO YEAR ENDED JUNE 30, 2019

NET SALES - Net sales increased by $38,603,398, or 105.9%, to $75,072,298 for the year ended June 30, 2020 from $36,468,900 for the corresponding period of 2019.  For the year ended June 30, 2020, net sales by geographic regions, consisting of the United States, EMEA (Europe, the Middle East and Africa) and Asia were $74,839,778 (99.7% of net sales), $0 (0.0% of net sales), and $232,520 (0.3% of net sales), respectively. For the year ended June 30, 2019, net sales by geographic regions, consisting of the United States, EMEA (Europe, the Middle East and Africa) and Asia were $36,217,387 (99.3% of net sales), $224,427 (0.6% of net sales) and $27,086 (0.1% of net sales), respectively.

Net sales in the United States increased by $38,622,391, or 106.6%, to $74,839,778 for the year ended June 30, 2020, from $36,217,387 for the corresponding period of 2019. The increase in net sales in the United States resulted primarily from increased demand for wireless connectivity due to people working and attending school remotely. High volume sales to school districts rapidly rolling out remote learning programs was a significant driver for increased sales through our primary customers during the Covid-19 Pandemic period. Net sales also increased due to a newly launched product and the timing of orders placed by a new carrier customer, from which a significant portion of our revenue was derived. (46% of our consolidated net sales for the year ended June 30, 2020). Net sales in EMEA decreased by $224,427, or 100.0%, to $0 for the year ended June 30, 2020, from $224,427 for the corresponding period of 2019. The decrease in net sales was due to the discontinued orders for a product placed by a carrier customer in Africa compared to the corresponding period of 2019. Net sales in Asia increased by $205,434, or 105.9%, to $232,520 for the year ended June 30, 2020, from $27,086 for the corresponding period of 2019. The increase in net sales was primarily due to product development service revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT- Gross profit increased by $8,784,996, or 153.1%, to $14,524,485 for the year ended June 30, 2020, from $5,739,489 for the corresponding period of 2019. The gross profit in terms of net sales percentage was 19.3% for the year ended June 30, 2020, compared to 15.7% for the corresponding period of 2019. The increase in gross profit was primarily due to the change in net sales as described above. The increase in gross profit and gross profit in terms of net sales percentage was primarily due to a newly launched product, with a higher selling price, as well as the product development service revenues generated by Franklin and FTI, which involve lower costs of goods sold.

OPERATING EXPENSES - Operating expenses decreased by $400,585, or 5.1%, to $7,446,361 for the year ended June 30, 2020, from $7,846,946 for the corresponding period of 2019.  Selling, general, and administrative decreased by $1,191,506 to $3,699,859 for the year ended June 30, 2020, from $4,891,365. The decrease in selling, general, and administrative was primarily due to the decreased payroll expense for employees involved in selling, general, and administrative by approximately $700,000 as well as the significant decrease in shipping and handling costs within selling, general, and administrative costs by $497,298, resulting from the positively restructured shipping terms with a major vendor despite the increased volume of product shipments. Research and development increased by $790,921 to $3,746,502 for the year ended June 30, 2020, from $2,955,581. The increase in research and development was primarily due to the increased reimbursement in payroll expense for employees involved in research and development.

OTHER INCOME, NET - Other income, net increased by $15,810, or 7.71%, to $220,764 for the year ended June 30, 2020, from $204,954 for the corresponding period of 2019. The increase was primarily due to the increased interest income earned from money market accounts and certificates of deposit, as well as the gain from appreciation on favorable foreign currency change, which is partially offset by the decreased product development funding received by FTI from a government entity.

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

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending June 30, 2020. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2020 consisted of cash and cash equivalents as well as short-term investments of $33,543,562.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2020.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for year ended June 30, 2020 and 2019 was $22,004,304 and $775,090, respectively.

The $22,004,304 in net cash provided by operating activities for the year ended June 30, 2020 was primarily due to the increase in accounts payable of $36,410,741, caused by a sudden increase in Wi-Fi hotspot production, as well as our operating results (net loss adjusted for depreciation, amortization and other non-cash charges), which were partially offset by an increase in accounts receivable of $11,855,351 as well as the increase in inventory of $10,730,663.

The $775,090 in net cash provided by operating activities for the year ended June 30, 2019 was primarily due to the decrease in accounts receivable of $3,852,985 as well as the decrease in inventory of $304,813, which was partially offset by the decrease in accounts payable of $1,937,071.

INVESTING ACTIVITIES – Net cash used in investing activities for the years ended June 30, 2020 and 2019 was $794,969 and $6,250,710, respectively.

The $794,969 in net cash used in investing activities for the year ended June 30, 2020 was primarily due to the purchases of capitalized product development, intangible asset, and property and equipment of $343,360, $193,171 and $181,746, respectively, as well as the payments for additional shares of a subsidiary of $75,000.

The $6,250,710 in net cash used in investing activities for the year ended June 30, 2019 was primarily due to the payments for purchase of short-term investments of $5,380,226 and additional shares of the subsidiary of $234,330 as well as the purchases of capitalized product development, intangible assets, and property and equipment of $465,352, $70,034, and $100,768, respectively.

FINANCING ACTIVITIES – Net cash provided by financing activities for the years ended June 30, 2020 and 2019 was $520,428 and $0, respectively.

The $520,418 in net cash provided by financing activities for the years ended June 30, 2020 was due to the cash received from a loan under the Payroll Protection Program and the exercise of stock options of $487,300 and $33,128, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2020, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by June 30,
	2021	2022	2023	2024	Total
Leases	$429,846	$351,362	$321,930	$160,965	$1,264,103

LEASES

Refer to ITEM 2. PROPERTIES.

FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

For the next twelve months, we may require in excess of $5 million for capital expenditures, software licenses and for testing and certifying new products.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of OC Kim, our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and Acting Chief Financial Officer has concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2020.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2020.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules adopted under Section 404(c) of the Sarbanes-Oxley Act.

ITEM 9B. OTHER INFORMATION

On September 9, 2020, we entered into Subscription Agreements with two accredited investors (the “Investors”), pursuant to which we sold and issued to the Investors an aggregate of 923,078 shares of Common Stock at a purchase price of $6.50 per share. The $6,000,007 aggregate purchase price for these Units was paid in cash to the Company.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2020.

Name	Age	Position
OC Kim	55	President, Secretary and a Director
Gary Nelson	79	Chairman of the Board and a Director
Joon Won Jyoung	78	Director
Johnathan Chee	57	Director
Heidy Chow	41	Director
Yun J. (David) Lee	58	Chief Operating Officer

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

Joon Won Jyoung has been a director since September 2009. He has been an active investor since 1997 and made early investments in Sewon Telecom, Telson Electronics and Pantech, three leading telecommunications companies based in Korea. From 2001 to 2007, Mr. Jyoung served as a director and Treasurer for Sewon Telecom. From 1992 to 1996, he served as President of Sneakers Classic Ltd., and from 1987 to 1991, he was Chairman of Empire State Bank in New York from 1972 to 1982, he was Chairman of Downtown Mart, a distribution company in New York and Virginia. He holds a B.S. in Mathematics from Seoul National University and an M.S. in Statistics from the University of Connecticut. We believe Mr. Jyoung’s qualifications to serve as a director of the Company include his extensive management experience in a diverse range of industries as well as his broad experience in international business matters.

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

Heidy Chow is a Certified Public Accountant and an experienced finance and accounting executive whose client base includes several IT companies. Ms. Chow is an Assurance Partner of The Pun Group, LLP and has over fifteen (15) years of combined experience in auditing, consulting and finance. Ms. Chow’s career in public accounting was spent primarily with the National firms of RSM US and Ernst & Young, and regional firms where she has specialized in corporate accounting and auditing services. She supervises engagement teams in areas of designing and planning audits in accordance with the AICPA Generally Accepted Auditing Standards and Public Company Accounting Oversight Board (PCAOB) standards. In addition, she often serves as Contract Chief Financial Officer for privately held small and middle market companies. She holds a B.S. in Accounting from California State Polytechnic University, Pomona.

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

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2019 were complied with.

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

CORPORATE GOVERNANCE

During fiscal 2020 the Board of Directors held six meetings. Each director attended 100% of the meetings of the Board, except for Joon Won Jyoung, who attended none of the meetings. The Board of Directors has an Audit Committee made up of Heidy Chow (committee chair) and Gary Nelson and a Compensation Committee made up of Messrs. Nelson (committee chair) and Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2020 and 2019 to our President, Chief Operating Officer and Chief Financial Officer (The "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
OC Kim, President and Acting Financial Officer	2019	$220,000	$–	$–	–	$220,000
	2020	$220,000	$25,000	$–	–	$245,000

Yun J. (David) Lee,	2019	$220,000	$–	$–	–	$220,000
Chief Operating Officer	2020	$220,000	$33,000	$–	–	$253,000

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of June 30, 2020. The only outstanding equity awards are stock options. No options were granted to the Named Executive Officers during the 2020 fiscal year. The options previously granted to our Named Executive Officers vest over periods ranging from one to three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
Yun J. (David) Lee	100,000 (1)	$1.34	06/15/2022	–	–
	83,291 (2)	$0.45	06/15/2022	–	–

(1)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a ten-year term.
(2)	The option vests and is exercisable over two years as follows:

i.	50% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	25% of the shares underlying the option vest eighteen months following the date of the grant.
ii.	25% of the shares underlying the option vest on the second anniversary of the date of the grant.

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

Fiscal 2020 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary Nelson	12,500	–	–	12,500
Joon Won Jyoung	–	–	–	–
Johnathan Chee	12,500	–	–	12,500
Benjamin Chung	5,000	–	–	5,000
Heidy Chow (2)	7,500	–	–	7,500

(1)	Directors are compensated a base rate of $10,000 annually, which is prorated based upon board meeting attendance. Bonuses may be awarded when the business has performed exceptionally well as determined by the Board of Directors. This year the Board of Directors approved bonuses of $2,500 each to Gary Nelson, Jonathan Chee, and Heidy Chow.

(2)	On December 30, 2019, the Board of Directors appointed Ms. Heidy Chow to the Board of Directors to replace Mr. Benjamin Chung. Ms. Chow was also appointed to the Audit Committee of the Board of Directors

There were no outstanding equity awards held by any of the non-officer directors as of June 30, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 17, 2020 by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
Joon Won Jyoung 9707 Waples Street, Suite 150, San Diego, CA 92121	1,869,012		17.6%

OC Kim 9707 Waples Street, Suite 150, San Diego, CA 92121	1,596,695		15.1%

Gary Nelson 9707 Waples Street, Suite 150, San Diego, CA 92121	391,825		3.7%

Yun J. (David) Lee 9707 Waples Street, Suite 150, San Diego, CA 92121	51,709		0.5%

Johnathan Chee 9707 Waples Street, Suite 150, San Diego, CA 92121	13,500		0.1%
Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	1,189,867	(1)	11.2%

Kennedy Capital Management, Inc. 10829 Olive Blvd., St. Louis, MO 63141	1,050,202	(2)	9.9%
All directors and executive officers as a group	3,922,741		37.0%

(1)	Based solely on a Schedule 13G dated February 14, 2020, which indicates that Mr. Packer may be deemed to beneficially own 1,189,867 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

(2)	Based solely on a Schedule 13G dated February 12, 2019, which indicates that Kennedy Capital Management, Inc. may be deemed to beneficially own 1,050,202 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2020	FY 2019
Audit Fees	$68,600	$68,845
Total Fees	$68,600	$68,845

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2020 and 2019, which was performed by Haskell & White LLP. All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp. (3)
4.1	Description of Securities
10.2	Lease, dated August 12, 2011, between the Company and EJMC, Inc., a California corporation (4)
10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (3)
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (3)
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee. (3)
10.7	Lease, dated September 9, 2015, between the Company and Hunsaker & Associates San Diego, Inc., a California corporation (5)
10.8	Common Stock Purchase Agreement, dated August 18, 2020, between Franklin Wireless Corp. and Top Intercube Co., Ltd.
10.9	Common Stock Purchase Agreement, dated August 18, 2020, between Franklin Wireless Corp. and Partron Co., Ltd.
14.1	Code of Ethics (2)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

 __________________________________

(1) Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008.

(2) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2008, filed on September 26. 2008.

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

Dated: September 17, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ OC KIM	President and a Director	September 17, 2020

Principal Financial Officer

/s/ OC KIM	Acting Chief Financial Officer	September 17, 2020
OC Kim

/s/ GARY NELSON	Chairman of the Board of Directors	September 17, 2020

Gary Nelson

/s/ JOON WON JYOUNG	Director	September 17, 2020

Joon Won Jyoung

/s/ JOHNATHAN CHEE	Director	September 17, 2020

Johnathan Chee

/s/ HEIDY CHOW	Director	September 17, 2020

Heidy Chow

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Franklin Wireless Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

September 17, 2020

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$28,161,644	$6,447,505
Certificates of deposit account	5,381,918	5,380,226
Accounts receivable	15,973,537	4,138,469
Other receivables, net	61,090	40,807
Inventories, net	11,783,403	1,052,740
Prepaid expenses and other current assets	21,588	28,042
Advance payments to vendors	27,838	51,340
Total current assets	61,411,018	17,139,129
Property and equipment, net	220,889	131,879
Intangible assets, net	1,125,152	1,109,911
Deferred tax assets, non-current	938,188	2,282,975
Goodwill	273,285	273,285
Right of use assets	1,139,670	–
Other assets	283,369	258,097
TOTAL ASSETS	$65,391,571	$21,195,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,083,255	$5,672,514
Income tax payable	34,713	654
Accrued liabilities	466,021	247,658
Lease liabilities, current	400,508	–
Total current liabilities	42,984,497	5,920,826
Lease liabilities, non-current	784,233	–
Notes payable, payroll protection plan loan	487,300	–
Total liabilities	44,256,030	5,920,826

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2020 and 2019	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 10,605,912 and 10,570,203 shares issued and outstanding as of June 30, 2020 and 2019, respectively	14,007	13,972
Additional paid-in capital	7,475,365	7,442,272
Retained earnings	18,028,059	12,477,441
Treasury stock, 3,472,286 shares as of June 30, 2020 and 2019	(4,513,479)	(4,513,479)
Accumulated other comprehensive loss	(650,426)	(634,802)
Total Parent Company stockholders’ equity	20,353,526	14,785,404
Non-controlling interests	782,015	489,046
Total stockholders’ equity	21,135,541	15,274,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,391,571	$21,195,276

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income (loss)

	Fiscal Years Ended June 30,
	2020	2019
Net sales	$75,072,298	$36,468,900
Cost of goods sold	60,547,813	30,729,411
Gross profit	14,524,485	5,739,489
Operating expenses:
Selling, general and administrative	3,699,859	4,891,365
Research and development	3,746,502	2,955,581
Total operating expenses	7,446,361	7,846,946
Income (loss) from operations	7,078,124	(2,107,457)
Other income, net:
Interest income	159,749	138,462
Income from governmental subsidy	16,282	64,201
Other income, net	44,733	2,291
Total other income, net	220,764	204,954
Income (loss) before provision (benefit) for income taxes	7,298,888	(1,902,503)
Income tax provision (benefit)	1,380,301	(428,745)
Net income (loss)	5,918,587	(1,473,758)
Less: non-controlling interests in net loss of subsidiary at 48.2%	–	(55,564)
Less: non-controlling interests in net income (loss) of subsidiary at 35.8%	189,105	(142,070)
Less non-controlling interests in net income of subsidiary at 33.7%	178,864	–
Net income (loss) attributable to Parent Company	$5,550,618	$(1,276,124)

Basic earnings (loss) per share attributable to Parent Company stockholders	$0.52	$(0.12)
Diluted earnings (loss) per share attributable to Parent Company stockholders	$0.52	$(0.12)

Weighted average common shares outstanding - basic	10,581,499	10,570,203
Weighted average common shares outstanding - diluted	10,715,979	10,570,203

Comprehensive income (loss)
Net income (loss)	$5,918,587	$(1,473,758)
Translation adjustments	(15,624)	(52,819)
Comprehensive income (loss)	5,902,963	(1,526,577)
Less: comprehensive income (loss) attributable to non-controlling interest	367,969	(197,634)
Comprehensive income (loss) attributable to controlling interest	$5,534,994	$(1,328,943)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2018	10,570,203	$13,972	$7,442,272	$13,753,565	$(4,513,479)	$(581,983)	$921,010	$17,035,357
Net loss attributable to Parent Company	–	–	–	(1,276,124)	–	–	–	(1,276,124)
Foreign exchange translation	–	–	–	–	–	(52,819)	–	(52,819)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(197,634)	(197,634)
Purchase of shares of a subsidiary	–	–	–	–	–	–	(234,330)	(234,330)
Balance - June 30, 2019	10,570,203	$13,972	$7,442,272	$12,477,441	$(4,513,479)	$(634,802)	$489,046	$15,274,450
Net income attributable to Parent Company	–	–	–	5,550,618	–	–	–	5,550,618
Foreign exchange translation	–	–	–	–	–	(15,624)	–	(15,624)
Issuance of stock related to stock option exercised	35,709	35	33,093	–	–	–	–	33,128
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	367,969	367,969
Purchase of shares of a subsidiary	–	–	–	–	–	–	(75,000)	(75,000)
Balance - June 30, 2020	10,605,912	$14,007	$7,475,365	$18,028,059	$(4,513,479)	$(650,426)	$782,015	$21,135,541

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$5,918,587	$(1,473,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	92,736	92,961
Amortization of intangible assets	482,792	422,183
Disposal of intangible assets	38,498	–
Reserve for obsolete inventory	–	257,779
Deferred tax (benefit)	1,344,787	(429,546)
Amortization of right of use assets	361,533	–
Increase (decrease) in cash due to change in:
Accounts receivable	(11,855,351)	3,852,985
Inventories	(10,730,663)	304,813
Prepaid expenses and other current assets	6,454	(9,008)
Prepaid income taxes	–	28,240
Advance payments to vendors	23,502	27,356
Other assets	(25,272)	(118,460)
Accounts payable	36,410,741	(1,937,071)
Income tax payable	34,059	(3,096)
Advance payments from customers	–	(228,598)
Lease liabilities	(316,462)	–
Accrued liabilities	218,363	(11,690)
Net cash provided by operating activities	22,004,304	775,090

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,692)	(5,380,226)
Purchases of shares of a subsidiary	(75,000)	(234,330)
Purchases of property and equipment	(181,746)	(100,768)
Payments for capitalized development costs	(343,360)	(465,352)
Purchases of intangible assets	(193,171)	(70,034)
Net cash used in investing activities	(794,969)	(6,250,710)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of payroll protection plan loan	487,300	–
Cash received from exercise of stock options	33,128	–
Net cash provided by financing activities	520,428	–

Effect of foreign currency translation	(15,624)	(52,819)
Net increase (decrease) in cash and cash equivalents	21,714,139	(5,528,439)
Cash and cash equivalents, beginning of year	6,447,505	11,975,944
Cash and cash equivalents, end of year	$28,161,644	$6,447,505

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(800)	$(801)

Non-cash investing and financing activities:
Initial adoption of right to use assets	$1,501,203	$–
Initial adoption of lease liabilities	$1,501,203	$–

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS OVERVIEW

We are a leading provider of intelligent wireless solutions including mobile hotspots, routers, trackers, and other devices. Our designs integrate innovative hardware and software enabling machine-to-machine (M2M) applications and the Internet of Things (IoT). Our M2M and IoT solutions include embedded modules, modems and gateways built to deliver reliable always-on connectivity supporting a broad spectrum of applications based on 5G/4G wireless technology.

We have a majority ownership position in Franklin Technology Inc. ("FTI"), a research and development company located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from the United States to countries in Europe, the Middle East and Africa ("EMEA") and Asia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) and 64.2% (35.8% is owned by non-controlling interests) as of June 30, 2020 and as of June 30, 2019, respectively. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests. The increase in the majority voting interest in percentage from 64.2% to 66.3% was due to the purchase by the Company of 43,333 shares of the subsidiary for $75,000 ($1.73 per share) from three non-controlling shareholders during the year ended June 30, 2020. The purchase decreased the non-controlling interests’ ownership percentage from 35.8% to 33.7%.

 As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of June 30, 2020 or June 30, 2019.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2020, the non-controlling interest was $782,015, which represents a $292,969 increase from $489,046 as of June 30, 2020.

The increase in the non-controlling interest of $292,969 was comprised of two components: (1) an increase of $367,969 from income in the subsidiary of $1,059,114 incurred for the year ended June 30, 2020 and (2) a reduction in the ownership percentage of the non-controlling interests due to the repurchase by the Company of 43,333 shares of the subsidiary for $75,000 from three non-controlling shareholders.  This decreased the non-controlling interests’ ownership percentage from 35.8% to 33.7%.

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

We generate revenues from three geographic areas, consisting of the United States, EMEA and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2020	2019
United States	$74,839,778	$36,217,387
Europe, the Middle East and Africa ("EMEA")	–	224,427
Asia	232,520	27,086
Totals	$75,072,298	$36,468,900

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2020	June 30, 2019
United States	$1,302,353	$1,209,159
Asia	43,688	32,631
Totals	$1,346,041	$1,241,790

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of June 30, 2020 and June 30, 2019.

Revenue Recognition

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) (ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the original revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09.

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the year ended June 30, 2020 was not material.

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

The balances of our trade receivables are as follows:

	June 30, 2020	June 30, 2019
Accounts Receivable	$15,973,537	$4,138,469

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2020 and June 30, 2019.

Our contract liabilities are as follows:

	June 30, 2020	June 30, 2019
Undelivered products	$140, 000	$140,000

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99% of net sales for the year ended June 30, 2020. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for 1% of net sales for the year ended June 30, 2020. Most of our revenue recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer can direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2020, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of June 30, 2020, and June 30, 2019, capitalized product development costs in progress were $140,193 and $465,352, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2020, we incurred $343,360 in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $3,746,502 and $2,955,581 for the years ended June 30, 2020 and 2019, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statements of comprehensive income, were $642,930 and $1,140,229 for the years ended June 30, 2020 and 2019, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We invest our excess cash into financial instruments which management believes are readily convertible into cash, such as money market funds that are readily convertible to cash and have a $1.00 net asset value.

Short Term Investments

We have invested excess funds in short term liquid assets of certificates of deposit.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond our control. We may write down our inventory value for potential obsolescence and excess inventory.  As of June 30, 2020, and 2019, we have recorded inventory reserves in the amount of $399,437 and $553,281, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2020 and 2019.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2020:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.8 years	18,397	7,666	10,731
Technology in progress	Not Applicable	-	140,192	–	140,192
Software	5 years	2.9 years	525,930	338,593	187,337
Patents	10 years	7.0 years	20,734	10,821	9,913
Certifications & licenses	3 years	1.9 years	4,078,310	3,301,331	776,979
Total as of June 30, 2020			$4,783,563	$3,658,411	$1,125,152

The definite lived intangible assets consisted of the following as of June 30, 2019:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	3.0 years	18,397	–	18,397
Technology in progress	Not Applicable	–	465,352	–	465,352
Software	5 years	2.7 years	423,436	278,266	145,170
Patents	10 years	6.3 years	58,884	8,729	50,155
Certifications & licenses	3 years	0.8 years	3,319,461	2,888,624	430,837
Total as of June 30, 2019			$4,285,530	$3,175,619	$1,109,911

Amortization expense recognized during the years ended June 30, 2020 and 2019 was $482,792 and $422,183, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2021	FY2022	FY2023	FY2024	FY2025	Thereafter
Total	$406,945	$338,496	$142,776	$26,993	$26,993	$42,757

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2020 that would indicate that the long-lived assets are impaired.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2020, net sales to our two largest customers represented 46% and 36% of our consolidated net sales, respectively, and 21% and 72% of our accounts receivable balance as of June 30, 2020. For the year ended June 30, 2019, net sales to our two largest customers represented 57% and 24% of our consolidated net sales, respectively, and 56% and 26% of our accounts receivable balance as of June 30, 2019, no other customer accounted for more than ten percent of total net sales.

For the year ended June 30, 2020, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If they were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. For the year ended June 30, 2020, we purchased wireless data products from these suppliers in the amount of $67,179,379, or 94% of total purchases, and had related accounts payable of $41,181,840, as of June 30, 2020. For the year ended June 30, 2019, we purchased wireless data products from two suppliers in the amount of $28,858,171, or 97% of total purchases, and had related accounts payable of $4,401,501, as of June 30, 2019.

We maintain our cash accounts with established commercial banks.  Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution. However, we do not anticipate any losses on excess deposits.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (ASC Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. We adopted the standard as of July 1, 2019 using the modified retrospective approach. The adoption of the new standard resulted in the recording of operating lease right-of-use (“ROU”) assets and operating lease liabilities of $1,501,203 as of July 1, 2019. As of the adoption date, we have no finance leases. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether existing contracts are or contain a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. The standard did not affect our consolidated net income or cash flows. See “Note 8” for further details.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the amendments in ASU 2018-02, an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income to retained earnings. We do not expect that the adoption of this update will impact the Company’s consolidated financial statements.

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

The carrying values of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and debt, are calculated based on their approximate their fair values due to the short period of time to maturity or repayment. We invest our excess cash into financial instruments which management believes are readily convertible into cash, such as money market funds and certificates of deposit.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2020	June 30, 2019
Machinery and Commercial Equipment	$364,054	$363,022
Office equipment	420,941	396,222
Molds	940,165	784,170
	1,725,160	1,543,414
Less accumulated depreciation	(1,504,271)	(1,411,535)
Total	$220,889	$131,879

Depreciation expense associated with property and equipment was $92,736 and $92,961 for the fiscal years ended June 30, 2020 and 2019, respectively, and is included in selling, general, and administrative expenses on the consolidated statements of comprehensive income.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2020	June 30, 2019
Accrued payroll deductions owed to government entities	$39,380	$44,752
Accrued salaries and bonuses	129,000	–
Accrued vacation	58,467	56,335
Accrued undelivered inventory	140,000	140,000
Accrued commission for service providers	98,500	–
Other accrued liabilities	674	6,571
Total	$466,021	$247,658

NOTE 6 - INCOME TAXES

Income tax provision for the years ended June 30, 2020 and 2019 consists of the following:

	Year Ended June 30,
	2020	2019
Current income tax expense::
Federal	$33,039	$–
State	2,475	801
	35,514	801
Deferred income tax expense (benefit):
Federal	1,323,265	(345,083)
State	(293,773)	–
Foreign	315,295	(84,463)
	1,344,787	(429,546)
Provision (benefit) for income taxes	$1,380,301	$(428,745)

The provision (benefit) for income taxes reconciles to the amount computed by applying the effective federal statutory income tax rate to the income before provision for income taxes as follows:

	Year Ended June 30,
	2020	2019
Federal income tax (benefit), at statutory rate of 21% applied to earnings before income taxes and extraordinary items	$1,533,352	$(438,706)
State tax, net of federal tax benefit	128,406	(50,881)
Nondeductible expenses	(45,345)	4,129
R&D credits	(36,841)	(36,127)
Global intangible low-taxed income	31,060	–
Foreign rate difference	74,256	40,660
Other	53,943	666
Rate reduction	–	51,514
Change in valuation allowance	(358,530)	–
Provision (benefit) for income taxes	$1,380,301	$(428,745)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2020	June 30, 2019
Deferred tax asset:
Net operating losses	$507,402	$1,767,365
State tax	520	169
Lease accounting	10,078	–
Intangibles	38,154	22,678
Tax credits	346,091	666,380
Inventory reserve	103,450	165,160
Other, net	38,085	44,853
Total deferred tax assets	1,043,780	2,666,605
Deferred tax liabilities:
Deferred state taxes	(61,692)	–
Fixed asset	(43,900)	(25,100)
Total deferred tax liabilities	(105,592)	(25,100)
Less valuation allowance	–	(358,530)
Net deferred tax asset	$938,188	$2,282,975

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income. Management determined it is more likely than not that the federal deferred tax assets will be fully realized, and no valuation allowance is necessary as of June 30, 2020.

As of June 30, 2020, we have federal net operating loss carryforwards of approximately $1.2 million and no state net operating loss carryforwards. Under the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017, the federal net operating loss recognized on or after January 1, 2018 will carry forward indefinitely. The federal net operating loss of $1.2 million, which recognized on or before December 31, 2017, will expire through 2035, and the federal net operating loss recognized on or after January 1, 2018, which will carry forward indefinitely, is 0. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company's computation of its deferred tax assets, is as follows:

Balance as of June 30, 2018	$242,187
Gross increase	33,075
Balance as of June 30, 2019	275,262
Gross increase	21,570
Balance as of June 30, 2020	$296,832

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

NOTE 7 - EARNINGS PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share represent basic earnings (loss) per share adjusted to include the potentially dilutive effect of outstanding stock options by using the treasury stock method that the proceeds we receive from an in-the-money option exercise are used towards repurchasing common shares in the market. For the year ended June 30, 2020, we have calculated the diluted effect of common stock arising from 251,291 stock options. For the year ended June 30, 2019, we were in a net loss position and have excluded 299,000 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive.

The weighted average number of shares outstanding used to compute loss per share is as follows:

	Year Ended June 30,
	2020	2019
Net income (loss) attributable to Parent Company	$5,550,618	$(1,276,124)
Weighted-average shares of common stock outstanding:
Basic	10,581,499	10,570,203
Dilutive effect of common stock equivalents arising from stock options	134,480	–
Diluted Outstanding shares	10,715,979	10,570,203
Basic earnings (loss) per share attributable to Parent Company stockholders	$0.52	$(0.12)
Diluted earnings (loss) per share attributable to Parent Company stockholders	$0.52	$(0.12)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Our Korea-based subsidiary, FTI leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000 that expires on August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700 that expires on August 31, 2021. We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2020.

Rent expense for the years ended June 30, 2020 and 2019 was $435,283 and $415,443, respectively. Future minimum payments under operating leases are as follows:

	Payments Due by June 30,
	2021	2022	2023	2024	Total
Administrative office, San Diego, CA	$321,930	$321,930	$321,930	$160,965	$1,126,755
Administrative office, Korea	107,916	29,432	–	–	137,348
Total Obligations	$429,846	$351,362	$321,930	$160,965	$1,264,103

As of June 30, 2020, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions.

Future minimum payments under operating leases are as follows:

Operating Leases
Fiscal 2021	$439,657
Fiscal 2022	341,551
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	1,264,103
Less imputed interest	(79,362)
Total	$1,184,741

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not expect any material adverse outcome.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the productACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered with our main vendor, Quanta. Management believes that the Company will be able to supply some of the products to another customer and has received personal guarantees from the ownership group of Anydata. As of June 30, 2019, the remaining unfulfilled purchase commitment was approximately $3.1 million. The total product purchase commitment with Quanta was approximately $2.9 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of June 30, 2020, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met. As of June 30, 2020, there is a reasonable possibility we may incur a loss, however, the amount is not estimable at this time.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 19, 2020, the Governor of California declared a health emergency and issued an order to close all nonessential businesses until further notice. As a maker of wireless connectivity devices, Franklin Wireless is deemed to be an essential business. Nonetheless, out of concern for our workers and pursuant to the government order, Franklin Wireless reduced the scope of its operations and, where possible, certain workers began telecommuting from their homes. The continued spread of COVID-19 may result in a period of business disruption, including delays or disruptions in our supply chain. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. While the Company expects this situation may increase demand for its products, the related impact cannot be reasonably estimated at this time.

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

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim and Mr. Lee, through September 30, 2021.

International Tariffs

We believe that our products are currently exempt from international tariffs upon import from our manufacturers to the United States. If this were to change at any point, a tariff of 10%-25% of the purchase price would be imposed. If such tariffs are imposed, they could have a materially adverse effect on sales and operating results

Customer Indemnification

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

NOTE 9 - LONG-TERM INCENTIVE PLAN AWARDS

We apply the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, we record compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award, i.e. the vesting period.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was no compensation expense recorded under this method for the year ended June 30, 2030.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2018	299,000	$1.04	2.75	$241,220
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of June 30, 2019	299,000	$1.04	2.75	$241,220
Granted	–	–	–	–
Exercised	(35,709)	0.93	–	197,114
Cancelled	–	–	–	–
Forfeited or Expired	(12,000)	1.35	–	66,240
Outstanding as of June 30, 2020	251,291	$1.05	1.95	$1,124,525

Exercisable as of June 30, 2020	251,291	$1.05	1.95	$1,124,525

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $5.52 as of June 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2020 in the amount of 251,291 shares was $0.93 per share.

As of June 30, 2020, there was no unrecognized compensation cost related to non-vested stock options granted.

NOTE 10 - SUBSEQUENT EVENTS

Management considered subsequent events in the preparation of the Company's financial statements through the date this Form 10-K was filed. On September 9, 2020, we entered into Subscription Agreements with two accredited investors (the “Investors”), pursuant to which we sold and issued to the Investors an aggregate of 923,078 shares of Common Stock at a purchase price of $6.50 per share. The $6,000,007 aggregate purchase price for these Units was paid in cash to the Company.

