Form 10-K/A
period 2020-06-30
FRANKLIN WIRELESS CORP
filed 2020-09-18
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

On September 17, 2020, the Franklin Wireless Corp. (the “Company”) filed its Form 10-K for the fiscal year ended June 30, 2020 (the “Original Filing”) with the Securities and Exchange Commission. This Amendment No. 1 to the Company’s Form 10-K is being filed solely to file Exhibit 4.1 (Description of Securities) which exhibit was inadvertently omitted with the Original Filing.

Except as described above, this Form 10-K/A does not modify or update disclosure in the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was made.

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

