Form 10-Q
period 2020-09-30
FRANKLIN WIRELESS CORP
filed 2020-11-16
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

The Registrant has 11,541,990 shares of common stock outstanding as of November 16, 2020.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2020. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$43,317,586	$28,161,644
Certificates of deposit account	5,383,539	5,381,918
Accounts receivable, net of allowance for bad debt of $93,151 and $0, respectively	27,782,709	15,973,537
Other receivables, net	104,698	61,090
Inventories, net	2,765,366	11,783,403
Prepaid expenses and other current assets	12,396	21,588
Advance payments to vendors	37,708	27,838
Total current assets	79,404,002	61,411,018
Property and equipment, net	204,187	220,889
Intangible assets, net	1,076,792	1,125,152
Deferred tax assets, non-current	853,317	938,188
Goodwill	273,285	273,285
Right of use assets	1,047,019	1,139,670
Other assets	286,294	283,369
TOTAL ASSETS	$83,144,896	$65,391,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,850,184	$42,083,255
Income tax payable	1,917,886	34,713
Accrued liabilities	317,828	466,021
Lease liabilities, current	397,267	400,508
Total current liabilities	47,483,165	42,984,497
Lease liabilities, non-current	691,603	784,233
Notes payable, payroll protection plan loan	487,300	487,300
Total liabilities	48,662,068	44,256,030

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2020 and June 30, 2020	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,541,990 and 10,605,912 shares issued and outstanding as of September 30, 2020, and June 30, 2020, respectively	14,020	14,007
Additional paid-in capital	12,620,181	7,475,365
Retained earnings	24,948,419	18,028,059
Treasury stock, 2,549,208 and 3,472,286 shares as of September 30, 2020 and June 30, 2020	(3,554,893)	(4,513,479)
Accumulated other comprehensive loss	(584,002)	(650,426)
Total Parent Company stockholders’ equity	33,443,725	20,353,526
Non-controlling interests	1,039,103	782,015
Total stockholders’ equity	34,482,828	21,135,541
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,144,896	$65,391,571

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019

Net sales	$62,569,450	$8,870,275
Cost of goods sold	50,898,219	6,849,763
Gross profit	11,671,231	2,020,512

Operating expenses:
Selling, general and administrative	1,521,459	848,761
Research and development	978,392	895,512
Total operating expenses	2,499,851	1,744,273
Income from operations	9,171,380	276,239

Other income (loss), net:
Interest income	2,894	55,030
Income from governmental subsidy	22,086	4,093
Other income (loss), net	(18,178)	15,592
Total other income (loss), net	6,802	74,715
Income before provision for income taxes	9,178,182	350,954
Income tax provision	2,000,734	60,974
Net income	7,177,448	289,980
Less: non-controlling interests in net income of subsidiary at 33.7%	257,088	–
Less: non-controlling interests in net income of subsidiary at 35.8%	–	36,042
Net income attributable to Parent Company	$6,920,360	$253,938

Basic earnings per share attributable to Parent Company stockholders	$0.65	$0.02
Diluted earnings per share attributable to Parent Company stockholders	$0.64	$0.02

Weighted average common shares outstanding – basic	10,666,059	10,570,203
Weighted average common shares outstanding – diluted	10,818,050	10,705,500

Comprehensive income
Net income	$7,177,448	$289,980
Translation adjustments	66,424	(18,317)
Comprehensive income	7,243,872	271,663
Less: comprehensive income attributable to non-controlling interest	257,088	36,042
Comprehensive income attributable to controlling interest	$6,986,784	$235,621

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2020	10,605,912	$14,007	$7,475,365	$18,028,059	$(4,513,479)	$(650,426)	$782,015	$21,135,541
Net income attributable to Parent Company	–	–	–	6,920,360	–	–	–	6,920,360
Foreign exchange translation	–	–	–	–	–	66,424	–	66,424
Issuance of stock related to stock option exercised	13,000	13	17,407	–	–	–	–	17,420
Compensation expense related to stock option granted			85,987					85,987
Sales of treasury stock	923,078	–	5,041,422	–	958,586	–	–	6,000,008
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	257,088	257,088
Balance – September 30, 2020 (unaudited)	11,541,990	$14,020	$12,620,181	$24,948,419	$(3,554,893)	$(584,002)	$1,039,103	$34,482,828

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2019	10,570,203	$13,972	$7,442,272	$12,477,441	$(4,513,479)	$(634,802)	$489,046	$15,274,450
Net income attributable to Parent Company	–	–	–	253,938	–	–	–	253,938
Foreign exchange translation	–	–	–	–	–	(18,317)	–	(18,317)
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	36,042	36,042
Balance – September 30, 2019 (unaudited)	10,570,203	$13,972	$7,442,272	$12,731,379	$(4,513,479)	$(653,119)	$525,088	$15,546,113

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,177,448	$289,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22,406	20,125
Amortization of intangible assets	127,640	86,136
Bad debt expense	93,151	–
Deferred tax	84,871	11,175
Amortization of right of use asset	92,651	1,541
Compensation expense related to stock options granted	85,987	–
Increase (decrease) in cash due to change in:
Accounts receivable	(11,945,931)	(4,015,838)
Inventories	9,018,037	(1,153,573)
Prepaid expenses and other current assets	9,192	2,894
Advance payments to vendors	(9,870)	28,725
Other assets	(2,925)	(23,390)
Accounts payable	2,766,929	3,433,115
Income tax payable	1,883,173	49,145
Advance payments from customers	–	154,744
Lease liabilities	(95,871)	–
Accrued liabilities	(148,193)	46,835
Net cash provided by (used in) operating activities	9,158,695	(1,068,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certificate of deposit	(1,621)	27,336
Purchases of property and equipment	(5,704)	(77,580)
Purchases of intangible assets	(79,280)	(366,944)
Net cash used in investing activities	(86,605)	(417,188)

CASH FLOW FROM FINANCING ACTIVITIES:
Sales of treasury stock	6,000,008	–
Cash received from exercise of stock options	17,420	–
Net cash provided by financing activities	6,017,428	–

Effect of foreign currency translation	66,424	(18,317)
Net increase (decrease) in cash and cash equivalents	15,155,942	(1,503,891)
Cash and cash equivalents, beginning of period	28,161,644	6,447,505
Cash and cash equivalents, end of period	$43,317,586	$4,943,614
Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$–	$–
Income taxes	$(7,335)	$–

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2020 included in the Company’s Form 10-K filed on September 17, 2020.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from North America to Asia.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) as of September 30, 2020 and June 30, 2020. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of September 30, 2020, the non-controlling interest was $1,039,103, which represents a $257,088 increase from $782,015 as of June 30, 2020.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. We have one reportable segment, consisting of the sale of wireless access products. We generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended
	September 30,
Net sales:	2020	2019
North America	$62,569,138	$8,862,647
Asia	312	7,628
Totals	$62,569,450	$8,870,275

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2020	June 30, 2020
North America	$1,235,764	$1,302,353
Asia	45,215	43,688
Totals	$1,280,979	$1,346,041

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of September 30, 2020, we have recorded an allowance for doubtful accounts in the amount of $93,151 for the uncertainty involving timely collection of our claims for the accounts receivable. As of June 30, 2020, we did not believe an allowance for doubtful accounts was necessary.

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the quarter ended September 30, 2020 was not material.

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

The balances of our trade receivables are as follows:

	September 30, 2020	June 30, 2020
Accounts Receivable	$27,782,709	$15,973,537

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended September 30, 2020 and June 30, 2020.

Our contract liabilities are as follows:

	September 30, 2020	June 30, 2020
Undelivered products	$140, 000	$140,000

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the three months ended September 30, 2020. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the three months ended September 30, 2020. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of September 30, 2020, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $114,000 and $70,000 associated with capitalized product development costs associated with complete technology for the three months ended September 30, 2020 and 2019, respectively.

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

The costs of product development that are capitalized once technological feasibility is determined (noted as technology in progress in the Intangible Assets table in Note 3 to Notes to Consolidated Financial Statements) include related licenses, certification costs, payroll, employee benefits, and other headcount-related expenses associated with product development. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the greater of straight-line amortization or the ratio of the current gross revenues to the current and anticipated future gross revenues. The amortization begins when the products are available for general release to our customers.

As of September 30, 2020, and June 30, 2020, capitalized product development costs in progress was $140,193, and the amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2020 and 2019, we incurred $78,342 and $348,668, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $978,392 and $895,512 for the three months ended September 30, 2020 and 2019, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $282,066 and $173,108 for the three months ended September 30, 2020 and 2019, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We invest our excess cash into financial instruments which management believes are readily convertible into cash, such as money market funds that are readily convertible to cash.

Short Term Investments

We have invested excess funds in short term liquid assets, such as certificates of deposit.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of September 30, 2020, and June 30, 2020, we have recorded an inventory reserve in the amounts of $399,437, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of September 30, 2020 or June 30, 2020.

The definite lived intangible assets consisted of the following as of September 30, 2020:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.6 years	18,397	10,732	7,665
Technology in progress	Not Applicable	–	140,192	–	140,192
Software	5 years	2.7 years	526,868	347,473	179,395
Patents	10 years	6.8 years	20,734	11,344	9,390
Certifications & licenses	3 years	2.1 years	4,117,106	3,376,956	740,150
Total as of September 30, 2020			$4,823,297	$3,746,505	$1,076,792

The definite lived intangible assets consisted of the following as of June 30, 2020:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.8 years	18,397	7,666	10,731
Technology in progress	Not Applicable	–	140,192	–	140,192
Software	5 years	2.9 years	525,930	338,593	187,337
Patents	10 years	7.0 years	20,734	10,821	9,913
Certifications & licenses	3 years	1.9 years	4,038,764	3,261,785	776,979
Total as of June 30, 2020			$4,744,017	$3,618,865	$1,125,152

Amortization expense recognized during the three months ended September 30, 2020 and 2019 was $127,640 and $86,136, respectively.

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

As of September 30, 2020, and June 30, 2020, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of September 30, 2020, we have no material unrecognized tax benefits. We recorded income tax provisions of $2,000,734 and $60,974 for the three months ended September 30, 2020 and 2019, respectively. We also recorded a decrease in deferred tax asset, non-current, of $84,871 and $11,175 for the three months ended September 30, 2020 and 2019.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2020, sales to our two largest customers accounted for 48% and 43% of our consolidated net sales, and 4% and 91% of our accounts receivable balance as of September 30, 2020. In the same period of 2019, sales to our three largest customers accounted for 65%, 11%, and 11% of our consolidated net sales and 65%, 10%, and 2% of our accounts receivable balance as of September 30, 2019. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2020 and 2019.

For the three months ended September 30, 2020, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the three months ended September 30, 2020, we purchased wireless data products from these manufacturers in the amount of $41,210,624, or 98% of total purchases, and had related accounts payable of $44,081,107 as of September 30, 2020. In the same period of 2019, we purchased the majority of our wireless data products from two manufacturing companies located in Asia, and we purchased wireless data products from these manufacturers in the amount of $7,598,831, or 92% of total purchases, and had related accounts payable of $7,994,460 as of September 30, 2019.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2020	June 30, 2020
Machinery and facility	$364,319	$364,054
Office equipment	426,380	420,941
Molds	940,165	940,165
	1,730,864	1,725,160
Less accumulated depreciation	(1,526,677)	(1,504,271)
Total	$204,187	$220,889

Depreciation expense associated with property and equipment was $22,406 and $20,125 for the three months ended September 30, 2020 and 2019, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2020	June 30, 2020
Accrued payroll deductions owed to government entities	$39,930	$39,380
Accrued salaries and bonuses	–	129,000
Accrued vacation	71,370	58,467
Accrued undelivered inventory	140,000	140,000
Accrued commission for service providers	65,000	98,500
Other accrued liabilities	1,528	674
Total	$317,828	$466,021

NOTE 6 – EARNINGS PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options by using the treasury stock method that the proceeds we receive from an in-the-money option exercise are used towards repurchasing common shares in the market. For the three months ended September 30, 2020 and 2019, we have calculated the diluted effect of common stock arising from 537,291 and 299,000 stock options, respectively.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended September 30,
	2020	2019
Net income attributable to Parent Company	$6,920,360	$253,938

Weighted-average shares of common stock outstanding:
Basic shares outstanding	10,666,059	10,570,203
Dilutive effect of common stock equivalents arising from stock options	151,991	135,297
Diluted shares outstanding	10,818,050	10,705,500
Basic earnings per share	$0.65	$0.02
Diluted earnings per share	$0.64	$0.02

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 and $69,344 for the three months ended September 30, 2020 and 2019.

Our Korea-based subsidiary, FTI leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000 that expires on August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700 that expires on August 31, 2021. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2020 and 2019. This facility is also covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2021. Rent expense related to this lease was $2,190 and $2,304 for the three months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions.

Future minimum payments under operating leases are as follows:

Operating Leases
Fiscal 2021	$332,137
Fiscal 2022	342,083
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	1,157,115
Less imputed interest	(68,245)
Total	$1,088,870

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not expect any material adverse outcome.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the productACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered with our main vendor, Quanta. Management believes that the Company will be able to supply some of the products to another customer and has received personal guarantees from the ownership group of Anydata. As of June 30, 2019, the remaining unfulfilled purchase commitment was approximately $3.1 million. The total product purchase commitment with Quanta was approximately $2.9 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of June 30, 2020, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met. As of September 30, 2020, there is a reasonable possibility we may incur a loss, however, the amount is not estimable at this time.

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

Change of Control Agreements

On October 1, 2020, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

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

NOTE 8 – LONG-TERM INCENTIVE PLAN AWARDS

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

In July of 2020 the Board of Directors adopted the 2020 Franklin Wireless Corp. Stock Option Plan, which covers 800,000 shares of Common Stock. The Plan provide for the grant of incentive stock options, non-qualified stock options and restricted stock to our employees, directors and independent contractors. These options will have such vesting or other provisions as may be established by the Board of Directors at the time of each grant.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $85,987 and $0 compensation expenses recorded under this method for the three months ended September 30, 2020 and 2019, respectively.

A summary of the status of our stock options is presented below as of September 30, 2020:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2020	251,291	$1.05	1.95	$1,124,525
Granted	299,000	4.04	4.79	3,166,410
Exercised	(13,000)	(1.34)	–	(207,870)
Cancelled	–	–	–	–
Forfeited or Expired	–	–	–	–
Outstanding as of September 30, 2020	537,291	$2.65	3.42	$6,731,502

Exercisable as of September 30, 2020	537,291	$1.03	1.70	$3,565,092

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $15.99 as of September 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2020, in the amount of 537,291 shares, was $2.65 per share.

As of September 30, 2020, there was no unrecognized compensation cost related to non-vested stock options granted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2020, filed on September 17, 2020.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from North America to Asia.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2020, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2020.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2020 and 2019, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2020	2019

Net sales	100.0%	100.0%
Cost of goods sold	81.3%	77.2%
Gross profit	18.7%	22.8%
Operating expenses	4.0%	19.7%
Income from operations	14.7%	3.1%
Other income (loss), net	0.0%	0.9%
Net income before income taxes	14.7%	4.0%
Income tax provision	3.2%	0.7%
Net income	11.5%	3.3%
Less: non-controlling interest in net income of subsidiary	0.4%	0.4%
Net income attributable to Parent Company stockholders	14.1%	2.9%

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

NET SALES - Net sales increased by $53,699,175, or 605.4%, to $62,569,450 for the three months ended September 30, 2020 from $8,870,275 for the corresponding period of 2019. For the three months ended September 30, 2020, net sales by geographic regions, consisting of North America and Asia were $62,569,138 (100.0% of net sales) and $312 (0.0% of net sales), respectively.

For the three months ended September 30, 2019, net sales by geographic regions, consisting of the North America and Asia were $8,862,647 (99.9% of net sales) and $7,628 (0.1% of net sales), respectively.

Net sales in North America increased by $53,706,491, or 606.0%, to $62,569,138 for the three months ended September 30, 2020 from $8,862,647 for the corresponding period of 2019. The increase in net sales in North America resulted primarily from increased demand for wireless connectivity due to people working and attending school remotely. High volume sales to school districts rapidly rolling out remote learning programs was a significant driver for increased sales through our primary customers during the Covid-19 Pandemic period. Net sales in Asia decreased by $7,316, or 95.9%, to $312 for the three months ended September 30, 2020 from $7,628 for the corresponding period of 2019. The decrease in net sales was primarily due to the decreased sales generated by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $9,650,719, or 477.6%, to $11,671,231 for the three months ended September 30, 2020 from $2,020,512 for the corresponding period of 2019. The gross profit in terms of net sales percentage was 18.7% for the three months ended September 30, 2020 compared to 22.8% for the corresponding period of 2019. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to the product development service revenues generated from two customers by Franklin and FTI, which involved lower costs of goods sold, for the three months ended September 30, 2019.

OPERATING EXPENSES - Operating expenses increased by $755,578, or 43.3%, to $2,499,851 for the three months ended September 30, 2020 from $1,744,273 for the corresponding period of 2019. The increase in operating expenses was primarily due to the increased payroll expense for employees and shipping and handling costs related to the increased volume of product shipments and sales as well as the increased bad debt expenses and compensation costs related to the granted options.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $67,913 to $6,802 for the three months ended September 30, 2020 from $74,715 for the corresponding period of 2019. The decrease was primarily due to the decreased interest income earned from the money market accounts and certificates of deposit.

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

Our principal source of liquidity as of September 30, 2020 consisted of cash and cash equivalents as well as short-term investments of $48,701,125.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash provided by operating activities for the three months ended September 30, 2020 was $9,158,695, and net cash used in operating activities for the three months ended September 30, 2019 was $1,068,386.

The $9,158,695 in net cash provided by operating activities for the three months ended September 30, 2020 was primarily due to the decrease in inventories of $9,018,037 and increase in accounts payable and income tax payable of $2,766,929 and $1,883,173, respectively, as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by the increase in accounts receivable of $11,945,931.

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

INVESTING ACTIVITIES - Net cash used in investing activities for the three months ended September 30, 2020 and 2019 was $86,605 and $417,188, respectively.

The $86,605 in net cash used in investing activities for the three months ended September 30, 2020 was primarily due to the payments for capitalized product development of $78,342.

The $417,188 in net cash used in investing activities for the three months ended September 30, 2019 was primarily due to the payments for capitalized product development, intangible assets, and property and equipment of $348,668, $18,276, and $77,580, respectively, which is partially offset by the decrease in short-term investment.

FINANCING ACTIVITIES - Net cash provided by financing activities for the three months ended September 30, 2020 was $6,017,428, and we had no financing activities for the three months periods ended September 30, 2019.

The $6,017,428 in net cash provided by financing activities for the three months ended September 30, 2020 was primarily due to the $6,000,008 aggregate purchase price, which was paid in cash to the Company, by investors for issuance of 923,078 shares of Common Stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

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

Rent expense for the three months ended September 30, 2020 and 2019 was $111,553 and $103,748, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the three months ended September 30, 2020, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on September 17, 2020 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

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
Dated: November 16, 2020

