Form 10-Q
period 2020-12-31
FRANKLIN WIRELESS CORP
filed 2021-02-16
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The Registrant has 11,576,281 shares of common stock outstanding as of February 16, 2021.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020 (Unaudited)	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$71,025,316	$28,161,644
Certificates of deposit account	5,384,496	5,381,918
Accounts receivable, net of allowance for bad debt of $61,890 and $0, respectively	16,366,586	15,973,537
Other receivables, net	50,244	61,090
Inventories, net	13,176,140	11,783,403
Prepaid expenses and other current assets	14,049	21,588
Advance payments to vendors	42,113	27,838
Total current assets	106,058,944	61,411,018
Property and equipment, net	185,563	220,889
Intangible assets, net	1,419,166	1,125,152
Deferred tax assets, non-current	685,280	938,188
Goodwill	273,285	273,285
Right of use assets	955,732	1,139,670
Other assets	144,964	283,369
TOTAL ASSETS	$109,722,934	$65,391,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,939,629	$42,083,255
Income tax payable	1,970,289	34,713
Accrued liabilities	316,520	466,021
Advance payments from customers	688,572	–
Lease liabilities, current	376,574	400,508
Total current liabilities	67,291,584	42,984,497
Lease liabilities, non-current	617,790	784,233
Notes payable, payroll protection plan loan	–	487,300
Total liabilities	67,909,374	44,256,030

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2020 and June 30, 2020	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,576,281 and 10,605,912 shares issued and outstanding as of December 31, 2020, and June 30, 2020, respectively	14,054	14,007
Additional paid-in capital	12,756,959	7,475,365
Retained earnings	31,805,030	18,028,059
Treasury stock, 2,549,208 and 3,472,286 shares as of December 31, 2020 and June 30, 2020	(3,554,893)	(4,513,479)
Accumulated other comprehensive loss	(365,906)	(650,426)
Total Parent Company stockholders’ equity	40,655,244	20,353,526
Non-controlling interests	1,158,316	782,015
Total stockholders’ equity	41,813,560	21,135,541
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,722,934	$65,391,571

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$66,247,578	$13,263,855	$128,817,028	$22,134,130
Cost of goods sold	54,955,123	10,672,228	105,853,342	17,521,991
Gross profit	11,292,455	2,591,627	22,963,686	4,612,139

Operating expenses:
Selling, general and administrative	1,409,026	769,743	2,930,485	1,618,504
Research and development	1,151,732	1,024,424	2,130,124	1,919,936
Total operating expenses	2,560,758	1,794,167	5,060,609	3,538,440
Income from operations	8,731,697	797,460	17,903,077	1,073,699

Other income (loss), net:
Interest income	1,760	40,561	4,654	95,591
Income from governmental subsidy	44,347	33	66,433	4,126
Gain from the forgiveness of payroll protection plan loan	487,300	–	487,300	–
Other income (loss), net	(150,874)	10,774	(169,052)	26,366
Total other income (loss), net	382,533	51,368	389,335	126,083
Income before provision for income taxes	9,114,230	848,828	18,292,412	1,199,782
Income tax provision	2,138,406	114,886	4,139,140	175,860
Net income	6,975,824	733,942	14,153,272	1,023,922
Less: non-controlling interests in net income of subsidiary at 33.7%	119,213	–	376,301	–
Less: non-controlling interests in net income of subsidiary at 35.8%	–	153,064	–	189,106
Net income attributable to Parent Company	$6,856,611	$580,878	$13,776,971	$834,816

Basic income per share attributable to Parent Company stockholders	$0.59	$0.05	$1.24	$0.08
Diluted income per share attributable to Parent Company stockholders	$0.58	$0.05	$1.22	$0.08

Weighted average common shares outstanding – basic	11,566,309	10,570,203	11,118,511	10,570,203
Weighted average common shares outstanding – diluted	11,727,282	10,708,028	11,279,483	10,708,028

Comprehensive income
Net income	$6,975,824	$733,942	$14,153,272	$1,023,922
Translation adjustments	218,096	37,067	284,520	18,750
Comprehensive income	7,193,920	771,009	14,437,792	1,042,672
Less: comprehensive income attributable to non-controlling interest	119,213	153,064	376,301	189,106
Comprehensive income attributable to controlling interest	$7,074,707	$617,945	$14,061,491	$853,566

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2020 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2020	10,605,912	$14,007	$7,475,365	$18,028,059	$(4,513,479)	$(650,426)	$782,015	$21,135,541
Net income attributable to Parent Company	–	–	–	6,920,360	–	–	–	6,920,360
Foreign exchange translation	–	–	–	–	–	66,424	–	66,424
Issuance of stock related to stock option exercised	13,000	13	17,407	–	–	–	–	17,420
Compensation expense related to stock option granted			85,987					85,987
Sales of treasury stock	923,078	–	5,041,422	–	958,586	–	–	6,000,008
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	257,088	257,088
Balance – September 30, 2020 (unaudited)	11,541,990	$14,020	$12,620,181	$24,948,419	$(3,554,893)	$(584,002)	$1,039,103	$34,482,828
Net income attributable to Parent Company	–	–	–	6,856,611	–	–	–	6,856,611
Foreign exchange translation	–	–	–	–	–	218,096	–	218,096
Issuance of stock related to stock option exercised	34,291	34	38,536	–	–	–	–	38,570
Compensation expense related to stock option granted	–	–	98,242	–	–	–	–	98,242
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	119,213	119,213
Balance – December 31, 2020 (unaudited)	11,576,281	$14,054	$12,756,959	$31,805,030	$(3,554,893)	$(365,906)	$1,158,316	$41,813,560

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

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,153,272	$1,023,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,339	43,871
Amortization of intangible assets	240,535	198,268
Deferred tax	252,908	125,169
Amortization of right of use asset	183,938	11,267
Compensation expense related to stock options granted	184,229	–
Bad debt expense	335,935	–
Forgiveness of payroll protection plan loan	(487,300)	–
Increase (decrease) in cash due to change in:
Accounts receivable	(718,138)	(3,302,551)
Inventories	(1,392,737)	(1,933,989)
Prepaid expenses and other current assets	7,539	(683)
Advance payments to vendors	(14,275)	37,229
Other assets	138,405	(29,541)
Accounts payable	21,856,374	7,201,760
Income tax payable	1,935,576	49,145
Lease liabilities	(190,377)	–
Advance payments from customers	688,572	–
Accrued liabilities	(149,501)	(10,725)
Net cash provided by operating activities	37,070,294	3,413,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments	(2,578)	4,607
Purchases of property and equipment	(10,013)	(138,090)
Payments for capitalized development costs	(533,146)	(333,668)
Purchases of intangible assets	(1,403)	(26,760)
Net cash used in investing activities	(547,140)	(493,911)

CASH FLOW FROM FINANCING ACTIVITIES:
Sales of treasury stock	6,000,008	–
Cash received from exercise of stock options	55,990	–
Net cash provided by financing activities	6,055,998	–

Effect of foreign currency translation	284,520	18,750
Net increase in cash and cash equivalents	42,863,672	2,937,981
Cash and cash equivalents, beginning of period	28,161,644	6,447,505
Cash and cash equivalents, end of period	$71,025,316	$9,385,486

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$–	$–
Income taxes	$1,940,825	$800

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) as of December 31, 2020 and June 30, 2020. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of December 31, 2020, the non-controlling interest was $1,158,316, which represents a $376,301 increase from $782,015 as of June 30, 2020.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. We have one reportable segment, consisting of the sale of wireless access products. We generate revenues from three geographic areas, consisting of North America, the Caribbean and South America, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2020	2019	2020	2019
North America	$66,229,782	$13,035,820	$128,798,920	$21,898,467
Caribbean and South America	17,500	–	17,500	–
Asia	296	228,035	608	235,663
Totals	$66,247,578	$13,263,855	$128,817,028	$22,134,130

Long-lived assets, net (property and equipment and intangible assets):	December 31, 2020	June 30, 2020
North America	$1,559,693	$1,302,353
Asia	45,036	43,688
Totals	$1,604,729	$1,346,041

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of December 31, 2020, we have recorded an allowance for doubtful accounts in the amount of $61,890 for the uncertainty involving timely collection of our claims for the accounts receivable. As of June 30, 2020, we did not believe an allowance for doubtful accounts was necessary.

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the six months ended December 31, 2020 was not material.

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the three and six months ended December 31, 2020. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the three and six months ended December 31, 2020. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of December 31, 2020, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $86,000 and $200,000 associated with capitalized product development costs associated with complete technology for the three and six months ended December 31, 2020, respectively, and $97,000 and $167,000 for the three and six months ended December 31, 2019, respectively.

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

As of December 31, 2020, and June 30, 2020, capitalized product development costs in progress were $589,997 and $140,192, and the amounts are included in intangible assets in our consolidated balance sheets. For the three and six months ended December 31, 2020, we incurred $454,804 and $533,146, respectively, and for the three and six months ended December 31, 2019, we incurred ($15,000) and $348,668, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $1,151,732 and $1,024,424 for the three months ended December 31, 2020 and 2019, respectively, and $2,130,124 and $1,919,936 for the six months ended December 31, 2020 and 2019, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive loss, were $245,586 and $166,741 for the three months ended December 31, 2020 and 2019, respectively, and $527,652 and $339,849 for the six months ended December 31, 2020 and 2019, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of December 31, 2020, and June 30, 2020, we have recorded an inventory reserve in the amounts of $0 and $399,437, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of December 31, 2020 or June 30, 2020.

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

As of December 31, 2020, and June 30, 2020, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

The Company recorded a provision for income taxes of $2,138,406 and $4,139,140 for the three and six months ended December 31, 2020, respectively, and $168,037 and $252,908 for the three and six months ended December 31, 2019, respectively. The Company also recorded a decrease in deferred tax asset, non-current, of $168,037 and $252,908 for the three and six months ended December 31, 2020, respectively, and $113,994 and $125,169 for the three and six months ended December 31, 2019, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2020, sales to our two largest customers accounted for 59% and 33% of our consolidated net sales, and 0% and 92% of our accounts receivable balance as of December 31, 2020. For the six months ended December 31, 2019, sales to our two largest customers accounted for 43% and 30% of our consolidated net sales, and 52%, and 25% of our accounts receivable balance as of December 31, 2019. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2020 and 2019.

For the six months ended December 31, 2020, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase orders, which would negatively impact the Company's revenue. For the six months ended December 31, 2020, we purchased wireless data products from two manufacturers in the amount of $105,965,938, or 99% of total purchases, and had related accounts payable of $62,966,217 as of December 31, 2020. For the six months ended December 31, 2019, we purchased wireless data products from these two manufacturers in the amount of $18,362,013, or 90% of total purchases, and had related accounts payable of $11,290,854 as of December 31, 2019.

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

NOTE 2 - BUSINESS OVERVIEW

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

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from North America to the Caribbean and South America and Asia.

NOTE 3 – BASIS OF PRESENTATION

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

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS

The definite lived intangible assets consisted of the following as of December 31, 2020:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.3 years	$18,397	$12,265	$6,132
Technology in progress	Not Applicable	-	589,997	–	589,997
Software	5 years	2.5 years	527,185	370,551	156,634
Patents	10 years	6.5 years	20,882	11,875	9,007
Certifications & licenses	3 years	1.8 years	4,122,105	3,464,709	657,396
Total as of December 31, 2020			$5,278,566	$3,859,400	$1,419,166

The definite lived intangible assets consisted of the following as of June 30, 2020:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.8 years	$18,397	$7,666	$10,731
Technology in progress	Not Applicable	-	140,192	–	140,192
Software	5 years	2.9 years	525,930	338,593	187,337
Patents	10 years	7.0 years	20,734	10,821	9,913
Certifications & licenses	3 years	1.9 years	4,038,764	3,261,785	776,979
Total as of June 30, 2020			$4,744,017	$3,618,865	$1,125,152

Amortization expense recognized for the three months ended December 31, 2020 and 2019 was $112,895 and $112,132, respectively, and for the six months ended December 31, 2020 and 2019 was $240,535 and $198,268, respectively. The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2021	FY2022	FY2023	FY2024	FY2025	Thereafter
Total	$246,721	$561,203	$367,093	$175,864	$26,745	$41,540

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2020	June 30, 2020
Machinery and facility	$364,624	$364,054
Office equipment	430,384	420,941
Molds	940,165	940,165
	1,735,173	1,725,160
Less accumulated depreciation	(1,549,610)	(1,504,271)
Total	$185,563	$220,889

Depreciation expense associated with property and equipment was $22,933 and $23,746 the three months ended December 31, 2020 and 2019, respectively, and $45,339 and $43,871 for the six months ended December 31, 2020 and 2019, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2020	June 30, 2020
Accrued payroll deductions owed to government entities	$63,234	$39,380
Accrued salaries and bonuses	–	129,000
Accrued vacation	52,964	58,467
Accrued undelivered inventory	140,000	140,000
Accrued commission for service providers	60,000	98,500
Other accrued liabilities	322	674
Total	$316,520	$466,021

NOTE 7 – EARNINGS (LOSS) PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options by using the treasury stock method that the proceeds we receive from an in-the-money option exercise are used towards repurchasing common shares in the market. For the three and six months ended December 31, 2020 and 2019, we have calculated the diluted effect of common stock arising from 499,000 and 299,000 stock options, respectively.

The weighted average number of shares outstanding used to compute loss per share is as follows:

	Three Months ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income attributable to Parent Company	$6,856,611	$580,878	$13,776,971	$834,816

Weighted-average shares of common stock outstanding:
Basic shares outstanding	11,566,309	10,570,203	11,118,511	10,570,203
Dilutive effect of common stock equivalents arising from stock options	160,973	137,825	160,973	137,825
Diluted shares outstanding	11,727,282	10,708,028	11,279,484	10,708,028
Basic income per share	$0.59	$0.05	$1.24	$0.08
Diluted income per share	$0.58	$0.05	$1.22	$0.08

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 and $74,624 for the three months ended December 31, 2020 and 2019 and $154,526 and $143,968 for the six months ended December 31, 2020 and 2019.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000 that expires on August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700 that expires on August 31, 2021. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2020 and 2019, and approximately $64,200 for the six months ended December 31, 2020 and 2019. This facility is also covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2021. Rent expense related to this lease was approximately $2,337 and $2,217 for the three months ended December 31, 2020 and 2019, and approximately $4,527 and $4,521 for the six months ended December 31, 2020 and 2019.

As of December 31, 2020, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions.

Future minimum payments under operating leases are as follows:

Operating Leases
Fiscal 2021	$225,925
Fiscal 2022	343,584
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	1,052,404
Less imputed interest	(58,040)
Total	$994,364

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not expect any material adverse outcome.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the product ACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered with our main vendor, Quanta. Management believes that the Company will be able to supply some of the products to another customer and has received personal guarantees from the ownership group of Anydata. As of June 30, 2019, the remaining unfulfilled purchase commitment was approximately $3.1 million. The total product purchase commitment with Quanta was approximately $2.9 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of June 30, 2020, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met, and for the quarter ended December 31, 2020, the prepaid expense of $149,580 has been recorded as a cost of goods sold. As of December 31, 2020, there is a reasonable possibility we may incur a loss; however, the amount is not estimable at this time. On January 25th, 2021, Franklin commenced legal action against Anydata and its principal officers in San Diego Superior court, case number 37-2021-00003468-CU-BC-CTL.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 19, 2020, the Governor of California declared a health emergency and issued an order to close all nonessential businesses until further notice. As a maker of wireless connectivity devices, Franklin Wireless is deemed to be an essential business. Nonetheless, out of concern for our workers and pursuant to the government order, Franklin Wireless reduced the scope of its operations and, where possible, certain workers began telecommuting from their homes. The continued spread of COVID-19 may result in a period of business disruption, including delays or disruptions in our supply chain. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. The future impact on sales revenue caused by the current pandemic, and any virus mutations that may occur, are very difficult for management to predict. Management does anticipate that the current pace of sales in the 4G/LTE space will begin to slow in the third and fourth quarter of FY2021. In anticipation of these changes, management is actively working to secure new opportunities within the 5G space, across all major carrier networks both foreign and domestic. Management also believes that the need for remote work and education will continue for the long term and has increased the size of the wireless hotspot market going forward.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $184,229 and $0 compensation expenses recorded under this method for the six months ended December 31, 2020 and 2019, respectively.

A summary of the status of our stock options is presented below as of December 31, 2020:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2020	251,291	$1.05	1.95	$1,124,525
Granted	299,000	5.40	–	–
Exercised	(47,291)	(1.18)	–	–
Cancelled	–	–	–	–
Forfeited or Expired	(4,000)	(5.40)	–	–
Outstanding as of December 31, 2020	499,000	$3.61	3.27	$9,926,890

Exercisable as of December 31, 2020	204,000	$3.61	1.45	$4,587,390

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $23.50 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2020, in the amount of 499,000 shares, was $2.97 per share. As of December 31, 2020, there was unrecognized compensation cost of $1,007,164 related to non-vested stock options granted.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2020, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the six months ended December 31, 2020.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2020 and 2019, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.0%	80.5%	82.2%	79.2%
Gross profit	17.0%	19.5%	17.8%	20.8%
Operating expenses	3.9%	13.5%	3.9%	16.0%
Income from operations	13.1%	6.0%	13.9%	4.8%
Other income (expense), net	0.6%	0.4%	0.3%	0.6%
Net income before income taxes	13.7%	6.4%	14.2%	5.4%
Income tax provision	3.2%	0.9%	3.2%	0.8%
Net income	10.5%	5.5%	11.0%	4.6%
Less: non-controlling interest in net income of subsidiary	0.2%	1.2%	0.3%	0.9%
Net income attributable to Parent Company stockholders	10.3%	4.3%	10.7%	3.7%

THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2019

NET SALES - Net sales increased by $52,983,723, or 399.5%, to $66,247,578 for the three months ended December 31, 2020 from $13,263,855 for the corresponding period of 2019.  For the three months ended December 31, 2020, net sales by geographic regions, consisting of the North America, the countries in the Caribbean and South America, and Asia, were $66,229,782 (100.0% of net sales), $17,500 (0.0% of net sales) and $296 (0.0% of net sales), respectively. For the three months ended December 31, 2019, net sales by geographic regions, consisting of the North America, the Caribbean and South America, and Asia, were $13,035,820 (98.3% of net sales), $0 (0% of net sales), and $228,035 (1.7% of net sales), respectively.

Net sales in North America increased by $53,193,962, or 408.1%, to $66,229,782 for the three months ended December 31, 2020 from $13,035,820 for the corresponding period of 2019. The increase in net sales was primarily due to a newly launched product and the timing of orders placed by a new carrier customer, from which a significant portion of our revenue (approximately 70% of our consolidated net sales for this period) was derived. Net sales in Caribbean and South America increased by $17,500, or 100%, to $17,500 for the three months ended December 31, 2020 from $0 for the corresponding period of 2019. The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in Asia decreased by $227,739, or 399.5%, to $296 for the three months ended December 31, 2020 from $228,035 for the corresponding period of 2019. The decrease in net sales was primarily due to the discontinued product development service revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT - Gross profit increased by $8,700,828, or 335.7%, to $11,292,455 for the three months ended December 31, 2020 from $2,591,627 for the corresponding period of 2019.  The gross profit in terms of net sales percentage was 17.0% for the three months ended December 31, 2020 compared to 19.5% for the corresponding period of 2019. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit and gross profit in terms of net sales percentage was primarily due to competitive selling prices and the increase in production costs.

OPERATING EXPENSES - Operating expenses increased by $766,591, or 42.7%, to $2,560,758 for the three months ended December 31, 2020 from $1,794,167 for the corresponding period of 2019. The increase in operating expenses was primarily due to the increased research and development costs, payroll expense for employees, and shipping and handling costs related to the increased volume of product shipments and sales, as well as the increased bad debt expenses and compensation costs related to the granted options.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $331,165, or 644.7%, to $382,533 for the three months ended December 31, 2020 from $51,368 for the corresponding period of 2019. The increase was primarily due to the gain from forgiveness of the Payroll Protection Plan loan and increased product development funding received by FTI from a government entity, which was partially offset by the loss from the unfavorable changes in foreign currency exchange rates in FTI and the decreased interest income earned from the money market accounts and certificates of deposit.

SIX MONTHS ENDED DECEMBER 31, 2020 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2019

NET SALES - Net sales increased by $106,682,898, or 482.0%, to $128,817,028 for the six months ended December 31, 2020 from $22,134,130 for the corresponding period of 2019. For the six months ended December 31, 2019, net sales by geographic regions, consisting of the North America, the countries in the Caribbean and South America, and Asia, were $128,798,920 (100.0% of net sales), $17,500 (0.0% of net sales) and $608 (0.0% of net sales), respectively. For the six months ended December 31, 2019, net sales by geographic regions, consisting of the United States, EMEA and Asia, were $21,898,467 (98.9% of net sales), $0 (0% of net sales), and $235,663 (1.1% of net sales), respectively.

Net sales in North America increased by $106,900,453, or 488.20%, to $128,798,920 for the six months ended December 31, 2020 from $21,898,467 for the corresponding period of 2019. The increase in net sales was primarily due to a newly launched product and the timing of orders placed by a new carrier customer, from which a significant portion of our revenue (approximately 59% of our consolidated net sales for this period) was derived. Net sales in the Caribbean and South America increased by $17,500, or 100%, to $17,500 for the six months ended December 31, 2020 from $0 for the corresponding period of 2019. The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in Asia decreased by $235,055, or 99.7%, to $608 for the six months ended December 31, 2020 from $235,663 for the corresponding period of 2019. The decrease in net sales was primarily due to the discontinued product development service revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT - Gross profit increased by $18,351,547, or 397.9%, to $22,963,686 for the six months ended December 31, 2020 from $4,612,139 for the corresponding period of 2019.  The gross profit in terms of net sales percentage was 17.8% for the six months ended December 31, 2020 compared to 20.8% for the corresponding period of 2019. The decrease in gross profit and gross profit in terms of net sales percentage was primarily due to competitive selling prices and the increase in production costs.

OPERATING EXPENSES - Operating expenses increased by $1,522,169, or 43.0%, to $5,060,609 for the six months ended December 31, 2019 from $3,538,440 for the corresponding period of 2018. The increase in operating expenses was primarily due to the increased research and development costs, payroll expense for employees, and shipping and handling costs related to the increased volume of product shipments and sales, as well as the increased bad debt expenses and compensation costs related to the granted options.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $263,252, or 208.8%, to $389,335 for the six months ended December 31, 2020 from $126,083 for the corresponding period of 2019. The increase was primarily due to the gain from the forgiveness of the Payroll Protection Plan loan and increased product development funding received by FTI from a government entity, which was partially offset by the loss from the unfavorable changes in foreign currency exchange rates in FTI and the decreased interest income earned from the money market accounts and certificates of deposit.

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

Our principal source of liquidity as of December 31, 2020 consisted of cash and cash equivalents as well as short-term investments of $76,409,812.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash provided by operating activities for the six months ended December 31, 2020 and 2019 was $37,070,294 and $3,413,142, respectively.

The $37,070,294 in net cash provided by operating activities for the six months ended December 31, 2020 was primarily due to the increase in accounts payable and income tax payable of $21,856,374 and $1,935,576, respectively, as well as our operating results (net income of $14,153,272 adjusted for depreciation, amortization, and other non-cash charges), which were partially offset by the increase in accounts receivable and inventories of $718,138 and $1,392,737, respectively.

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

INVESTING ACTIVITIES – Net cash used in investing activities for the six months ended December 31, 2020 and 2019 was $547,140 and $493,911, respectively.

The $547,140 in net cash used in investing activities for six months ended December 31, 2020 was primarily due to the payments for purchase of capitalized product development of $533,146.

The $493,911 in net cash used in investing activities for the six months ended December 31, 2019 was primarily due to the payments for capitalized product development, intangible assets, and property and equipment of $333,668, $26,760, and $138,090, respectively.

FINANCING ACTIVITIES – Net cash provided by financing activities for the six months ended December 31, 2020 was $6,055,998, and we had no financing activities for the six months periods ended December 31, 2019.

The $6,055,998 in net cash provided by financing activities for the six months ended December 31, 2020 was primarily due to the $6,000,008 aggregate purchase price, which was paid in cash to the Company, by investors for issuance of 923,078 shares of Common Stock.

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

Rent expense for the three months ended December 31, 2020 and 2019 was $111,700 and $108,941, respectively. Rent expense for the six months ended December 31, 2020 and 2019 was $223,253 and $212,689, respectively.

Recently Issued Accounting Pronouncements

Refer to NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” the Company is not required to respond to this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the six months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three and six months ended December 31, 2020, contained within this Quarterly Report on Form 10-Q.

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

Dated: February 16, 2021

