Form 10-Q
period 2021-03-31
FRANKLIN WIRELESS CORP
filed 2021-05-17
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 11,590,281 shares of common stock outstanding as of May 17, 2021.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

FRANKLIN WIRELESS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$54,356,917	$28,161,644
Certificates of deposit account	5,385,263	5,381,918
Accounts receivable, net	13,099,699	15,973,537
Other receivables, net	61,505	61,090
Inventories, net	1,429,503	11,783,403
Prepaid expenses and other current assets	49,244	21,588
Advance payments to vendors	48,114	27,838
Total current assets	74,430,245	61,411,018
Property and equipment, net	166,037	220,889
Intangible assets, net	1,372,553	1,125,152
Deferred tax assets, non-current	743,073	938,188
Goodwill	273,285	273,285
Right of use assets	853,397	1,139,670
Other assets	140,590	283,369
TOTAL ASSETS	$77,979,180	$65,391,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,852,776	$42,083,255
Income tax payable	2,342,256	34,713
Accrued liabilities	788,588	466,021
Lease liabilities, current	345,572	400,508
Total current liabilities	31,329,192	42,984,497
Lease liabilities, non-current	543,238	784,233
Notes payable, payroll protection plan loan	–	487,300
Total liabilities	31,872,430	44,256,030

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2021 and June 30, 2020	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,590,281 and 10,605,912 shares issued and outstanding as of March 31, 2021, and June 30, 2020, respectively	14,068	14,007
Additional paid-in capital	12,873,592	7,475,365
Retained earnings	35,743,583	18,028,059
Treasury stock, 2,549,208 and 3,472,286 shares as of March 31, 2021 and June 30, 2020	(3,554,893)	(4,513,479)
Accumulated other comprehensive loss	(386,161)	(650,426)
Total Parent Company stockholders’ equity	44,690,189	20,353,526
Non-controlling interests	1,416,561	782,015
Total stockholders’ equity	46,106,750	21,135,541
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,979,180	$65,391,571

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$44,330,954	$15,546,182	$173,147,982	$37,680,312
Cost of goods sold	36,764,858	12,511,391	142,618,200	30,033,382
Gross profit	7,566,096	3,034,791	30,529,782	7,646,930

Operating expenses:
Selling, general and administrative	1,136,761	988,096	4,067,246	2,606,600
Research and development	1,199,525	834,478	3,329,649	2,754,414
Total operating expenses	2,336,286	1,822,574	7,396,895	5,361,014
Income from operations	5,229,810	1,212,217	23,132,887	2,285,916

Other income, net:
Interest income	1,954	38,679	6,608	134,270
Income from governmental subsidy	40,929	–	107,362	4,114
Gain from the forgiveness of payroll protection plan loan	–	–	487,300	–
Other income (loss), net	116,382	42,000	(52,670)	68,378
Total other income, net	159,265	80,679	548,600	206,762
Income before provision for income taxes	5,389,075	1,292,896	23,681,487	2,492,678
Income tax provision	1,192,277	233,032	5,331,417	408,892
Net income	4,196,798	1,059,864	18,350,070	2,083,786
Less: non-controlling interests in net income of subsidiary at 35.8%	–	–	–	189,106
Less: non-controlling interests in net income of subsidiary at 33.7%	258,245	71,556	634,546	71,556
Net income attributable to Parent Company	$3,938,553	$988,308	$17,715,524	$1,823,124

Basic income per share attributable to Parent Company stockholders	$0.34	$0.09	$1.57	$0.17
Diluted income per share attributable to Parent Company stockholders	$0.33	$0.09	$1.54	$0.17

Weighted average common shares outstanding – basic	11,581,629	10,580,576	11,271,168	10,574,841
Weighted average common shares outstanding – diluted	11,792,292	10,699,773	11,481,830	10,694,038

Comprehensive income
Net income	$4,196,798	$1,059,864	$18,350,070	$2,083,786
Translation adjustments	(20,255)	(54,340)	264,265	(35,590)
Comprehensive income	4,176,543	1,005,524	18,614,335	2,048,196
Less: comprehensive income attributable to non-controlling interest	258,245	71,556	634,546	260,662
Comprehensive income attributable to controlling interest	$3,918,298	$933,968	$17,979,789	$1,787,534

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2021 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2020	10,605,912	$14,007	$7,475,365	$18,028,059	$(4,513,479)	$(650,426)	$782,015	$21,135,541
Net income attributable to Parent Company	–	–	–	13,776,971	–	–	–	13,776,971
Foreign exchange translation	–	–	–	–	–	284,520	–	284,520
Issuance of stock related to stock option exercised	47,291	47	55,943	–	–	–	–	55,990
Compensation expense related to stock option granted	–	–	184,229	–	–	–	–	184,229
Sales of treasury stock	923,078	–	5,041,422	–	958,586	–	–	6,000,008
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	376,301	376,301
Balance – December 31, 2020 (unaudited)	11,576,281	$14,054	$12,756,959	$31,805,030	$(3,554,893)	$(365,906)	$1,158,316	$41,813,560
Net income attributable to Parent Company	–	–	–	3,938,553	–	–	–	3,938,553
Foreign exchange translation	–	–	–	–	–	(20,255)	–	(20,255)
Issuance of stock related to stock option exercised	14,000	14	18,746	–	–	–	–	18,760
Compensation expense related to stock option granted	–	–	97,887	–	–	–	–	97,887
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	258,245	258,245
Balance – March 31, 2021 (unaudited)	11,590,281	$14,068	$12,873,592	$35,743,583	$(3,554,893)	$(386,161)	$1,416,561	$46,106,750

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

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,350,070	$2,083,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,593	67,829
Amortization of intangible assets	342,070	344,382
Deferred tax	195,115	358,364
Amortization of right of use asset	286,273	48,290
Compensation expense related to stock options granted	282,116	–
Bad debt expense	338,485	–
Forgiveness of payroll protection plan loan	(487,300)	–
Increase (decrease) in cash due to change in:
Accounts receivable	2,534,938	(7,108,734)
Inventories	10,353,900	234,208
Prepaid expenses and other current assets	(27,656)	13,683
Advance payments to vendors	(20,276)	23,116
Other assets	142,779	(23,305)
Accounts payable	(14,230,479)	5,685,328
Income tax payable	2,307,543	49,145
Lease liabilities	(295,931)	–
Accrued liabilities	322,567	103,444
Net cash provided by operating activities	20,461,807	1,879,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments	(3,345)	22,172
Purchases of shares of a subsidiary	–	(75,000)
Purchases of property and equipment	(12,741)	(157,688)
Payments for capitalized development costs	(587,246)	(343,360)
Purchases of intangible assets	(2,225)	(151,218)
Net cash used in investing activities	(605,557)	(705,094)

CASH FLOW FROM FINANCING ACTIVITIES:
Sales of treasury stock	6,000,008	–
Cash received from exercise of stock options	74,750	27,769
Net cash provided by financing activities	6,074,758	27,769

Effect of foreign currency translation	264,265	(35,590)
Net increase in cash and cash equivalents	26,195,273	1,166,621
Cash and cash equivalents, beginning of period	28,161,644	6,447,505
Cash and cash equivalents, end of period	$54,356,917	$7,614,126
Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$2,800,825	$800

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) as of March 31, 2021 and June 30, 2020. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2021, the non-controlling interest was $1,416,561, which represents a $634,546 increase from $782,015 as of June 30, 2020. The increase in the non-controlling interest of $634,546 was from income in the subsidiary of $1,885,307 incurred for the nine months ended March 31, 2021.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2021	2020	2021	2020
North America	$44,054,824	$15,444,110	$172,853,744	$37,342,577
Caribbean and South America	–	–	17,500	–
Asia	276,130	102,072	276,738	337,735
Totals	$44,330,954	$15,546,182	$173,147,982	$37,680,312

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2021	June 30, 2020
North America	$1,494,008	$1,302,353
Asia	44,582	43,688
Totals	$1,538,590	$1,346,041

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of March 31, 2021 and June 30, 2020, we did not believe an allowance for doubtful accounts was necessary.

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the nine months ended March 31, 2021 was not material.

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.7% of net sales for the three and nine months ended March 31, 2021. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.3% of net sales for the three and nine months ended March 31, 2021. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of March 31, 2021, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $82,000 and $282,000 associated with capitalized product development costs associated with complete technology for the three and nine months ended March 31, 2021, respectively, and $122,000 and $289,000 for the three and nine months ended March 31, 2020, respectively.

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

As of March 31, 2021, and June 30, 2020, capitalized product development costs in progress were $644,097 and $140,192, and the amounts are included in intangible assets in our consolidated balance sheets. For the three and nine months ended March 31, 2021, we incurred $54,100 and $587,246, respectively, and for the three and nine months ended March 31, 2020, we incurred $9,692 and $343,360, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $1,199,525 and $834,478 for the three months ended March 31, 2021 and 2020, respectively, and $3,329,649 and $2,754,414 for the nine months ended March 31, 2021 and 2020, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $147,202 and $115,731 for the three months ended March 31, 2021 and 2020, respectively, and $674,854 and $455,580 for the nine months ended March 31, 2021 and 2020, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond our control. We may write down our inventory value for potential obsolescence and excess inventory.  As of March 31, 2021, and June 30, 2020, we have recorded an inventory reserve in the amounts of $0 and $399,437, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.”  Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired.  Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of March 31, 2021 or June 30, 2020.

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

As of March 31, 2021, and June 30, 2020, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Stock-based Compensation

Our employee share-based awards result in a cost that is measured at fair value on an award’s grant date, based on the estimated number of awards that are expected to vest. Stock-based compensation is recognized on a straight-line basis over the award’s vesting period. We estimate the fair value of stock options using a Black-Scholes option pricing model. Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock-based compensation costs are reflected in the accompanying consolidated statements of comprehensive income based upon the underlying recipients' roles.

Income Taxes

We use the asset and liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets, unless it is more likely than not such assets will be realized. Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes and the annual change in deferred taxes.

We assess our income tax positions and record tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. We classify interest and penalties associated with such uncertain tax positions as a component of income tax expense.

We recorded a provision for income taxes of $1,192,277 and $5,331,417 for the three and nine months ended March 31, 2021, respectively, and $233,032 and $408,892 for the three and nine months ended March 31, 2020, respectively. For the three and nine months ended March 31, 2021, we recorded an increase of $57,793 and a decrease of $119,115 in deferred tax asset, non-current, respectively. For the three and nine months ended March 31, 2020, we recorded a decrease in deferred tax asset, non-current, of $233,195 and $358,364, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2021, sales to our two largest customers accounted for 61% and 32% of our consolidated net sales, and 0% and 96% of our accounts receivable balance as of March 31, 2021. In the same period in 2020, sales to our two largest customers accounted for 42% and 32% of our consolidated net sales, and 53% and 25% of our accounts receivable balance as of March 31, 2020. No other customers accounted for more than ten percent of total net sales for the nine months ended March 31, 2021 and 2020, and no other customers accounted for more than ten percent of total accounts receivable as of March 31, 2021 and 2020.

For the nine months ended March 31, 2021, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problem, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase orders, which would negatively impact our revenue. For the nine months ended March 31, 2021, we purchased wireless data products from two manufacturers in the amount of $130,256,593, or 99% of total purchases, and had related accounts payable of $27,250,783 as of March 31, 2021. For the nine months ended March 31, 2020, we purchased wireless data products from one manufacturing company located in Asia in the amount of $23,514,179, or 77% of total purchases, and had related accounts payable of $7,935,576 as of March 31, 2020.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented.  These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2020 included in our Form 10-K filed on September 17, 2020.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS

The definite lived intangible assets consisted of the following as of March 31, 2021:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.8 years	18,397	13,798	4,599
Technology in progress	Not Applicable	–	644,097	–	644,097
Software	5 years	2.5 years	528,012	385,404	142,608
Patents	10 years	6.2 years	20,877	12,400	8,477
Certifications & licenses	3 years	1.8 years	4,122,105	3,549,333	572,772
Total as of March 31, 2021			$5,333,488	$3,960,935	$1,372,553

The definite lived intangible assets consisted of the following as of June 30, 2020:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.8 years	18,397	7,666	10,731
Technology in progress	Not Applicable	–	140,192	–	140,192
Software	5 years	2.9 years	525,930	338,593	187,337
Patents	10 years	7.0 years	20,734	10,821	9,913
Certifications & licenses	3 years	1.9 years	4,038,764	3,261,785	776,979
Total as of June 30, 2020			$4,744,017	$3,618,865	$1,125,152

Amortization expense recognized for the three months ended March 31, 2021 and 2020 was $101,535 and $146,114 respectively, and for the nine months ended March 31, 2021 and 2020 was $342,070 and $344,382, respectively. The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2021	FY2022	FY2023	FY2024	FY2025	Thereafter
Total	$150,521	$579,236	$385,122	$189,389	$26,745	$41,540

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2021	June 30, 2020
Machinery and facility	$364,877	$364,054
Office equipment	421,485	420,941
Molds	940,165	940,165
	1,726,527	1,725,160
Less accumulated depreciation	(1,560,490)	(1,504,271)
Total	$166,037	$220,889

Depreciation expense associated with property and equipment was $22,254 and $23,958 for the three months ended March 31, 2021 and 2020, respectively, and $67,593 and $67,829 for the nine months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we disposed the fully depreciated office equipment in the amount of $11,374.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2021	June 30, 2020
Accrued payroll deductions owed to government entities	$63,132	$39,380
Accrued salaries and bonuses	–	129,000
Accrued vacation	67,195	58,467
Accrued undelivered inventory	140,000	140,000
Accrued commission for service providers	56,250	98,500
Accrued commission to a customer	459,564	–
Other accrued liabilities	2,447	674
Total	$788,588	$466,021

NOTE 7 – EARNINGS PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options by using the treasury stock method that the proceeds we receive from an in-the-money option exercise are used towards repurchasing common shares in the market. For the three and nine months ended March 31, 2021 and 2020, we have calculated the diluted effect of common stock arising from 485,000 and 255,291 stock options, respectively.

The weighted average number of shares outstanding used to compute loss per share is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income attributable to Parent Company	$3,938,553	$988,308	$17,715,524	$1,823,124

Weighted-average shares of common stock outstanding:
Basic shares outstanding	11,581,629	10,580,576	11,271,168	10,574,841
Dilutive effect of common stock equivalents arising from stock options	210,663	119,197	210,662	119,197
Diluted shares outstanding	11,792,292	10,699,773	11,481,830	10,694,038
Basic income per share	$0.34	$0.09	$1.57	$0.17
Diluted income earnings per share	$0.33	$0.09	$1.54	$0.17

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 for the three months ended March 31, 2021 and 2020 and $231,789 and $221,231 for the nine months ended March 31, 2021 and 2020.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000 that expires on August 31, 2021. Beginning on June 12, 2015, FTI leased additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700 that expires on August 31, 2021. Rent expense related to these leases was approximately $32,100 for the three months ended March 31, 2021 and 2020, and approximately $96,300 for the nine months ended March 31, 2021 and 2020. This facility is also covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2021. Rent expense related to this lease was approximately $2,316 and $2,146 for the three months ended March 31, 2021 and 2020, and approximately $6,843 and $6,667 for the nine months ended March 31, 2021 and 2020.

As of March 31, 2021, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions.

Future minimum payments under operating leases are as follows:

Operating Leases
Fiscal 2021	$111,770
Fiscal 2022	342,788
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	937,453
Less imputed interest	(48,643)
Total	$888,810

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not expect any material adverse outcome.

Verizon Jetpack Recall

On April 8th, Verizon issued a press release announcing that it is working with the U.S. Consumer Product Safety Commission (CPSC) to conduct a voluntary recall of certain Verizon Ellipsis Jetpack mobile hotspot devices, indicating that that the lithium-ion battery in the devices can overheat, posing a fire and burn hazard. According to the CPSC release, the recall affects approximately 2.5 million devices. We import the devices and supply them to Verizon.

Verizon first advised us of one alleged Jetpack device failure at the end of February 2021. We immediately began meeting with Verizon and requested access to the device. We also began internal testing to evaluate device performance. We did not receive any further incident information until the last week of March 2021. On April 1 we issued a press release announcing that we had received reports from Verizon about potential issues with the batteries in the devices. On April 9 we issued a press release announcing the voluntary recall by Verizon.

As of the date of this report, we have been unable to recreate any device failures of the type identified by Verizon. All internal testing conducted to date has confirmed that the Jetpack devices are performing within normal parameters. We are not currently aware of any aspect of the Jetpack design that could cause the devices to fail in the way described in Verizon’s recall notice.

We are continuing to investigate the alleged device failures. At the time of the recall announcement, only two of the devices involved in the 15 alleged incidents had been physically inspected by Verizon. We have not yet had the opportunity to inspect any of these devices, but we have retained an expert to assist in the process.

Future Impact on Financial Performance

We continue to work with Verizon on future devices and plan to continue working with our manufacturing partners and component suppliers to resolve all matters relating to the Jetpack recall.

We are not currently able to estimate the financial impact of the recall on our future operations. At this time, we do not have information that identifies the cause of the alleged incidents. Although the recall notice identified 2.5 million devices, we are unable to predict the number of units that may be returned or the cost of investigating and defending our interests in this matter.

Shareholder Litigation

We have been made aware of legal actions alleging, among other things, that we had prior knowledge that the recall was likely and did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we intend to vigorously defend against these claims.

Anydata, Inc.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the product ACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered with our main vendor, Quanta. We believe that the Company will be able to supply some of the products to another customer and has received personal guarantees from the ownership group of Anydata. As of June 30, 2019, the remaining unfulfilled purchase commitment was approximately $3.1 million. The total product purchase commitment with Quanta was approximately $2.9 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of June 30, 2020, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met, and for the quarter ended December 31, 2020, the prepaid expense of $149,580 has been recorded as a cost of goods sold. As of March 31, 2021, there is a reasonable possibility we may incur a loss; however, the amount is not estimable at this time. On January 25th, 2021, we commenced legal action against Anydata and its principal officers in San Diego Superior Court, case number 37-2021-00003468-CU-BC-CTL.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 19, 2020, the Governor of California declared a health emergency and issued an order to close all nonessential businesses until further notice. As a maker of wireless connectivity devices, we are deemed to be an essential business. Nonetheless, out of concern for our workers and pursuant to the government order, we reduced the scope of our operations and, where possible, certain workers began telecommuting from their homes. The continued spread of COVID-19 may result in a period of business disruption, including delays or disruptions in our supply chain. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. While we expect this situation may increase demand for its products, the related impact cannot be reasonably estimated at this time.

Change of Control Agreements

On October 1, 2020, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case we experience a change of control. The term includes the acquisition of our Common Stock resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of our outstanding Common Stock, or a liquidation or dissolution or sale of substantially all of our assets.

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

In 2009, we adopted the Stock Incentive Plan (“2009 Plan”), which provided for the grant of incentive stock options and non-qualified stock options to our employees and directors. Options granted under the 2009 Plan generally have a term of ten years and generally vest and become exercisable at the rate of 33% after one year and 33% on the second and third anniversaries of the option grant dates. Historically, some stock option grants have included shorter vesting periods ranging from one to two years.

In July of 2020, the Board of Directors adopted the 2020 Franklin Wireless Corp. Stock Option Plan, which covers 800,000 shares of Common Stock. The Plan provide for the grant of incentive stock options, non-qualified stock options and restricted stock to our employees, directors, and independent contractors. These options will have such vesting or other provisions as may be established by the Board of Directors at the time of each grant.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $282,116 and $0 compensation expenses recorded under this method for the nine months ended March 31, 2021 and 2020, respectively.

A summary of the status of our stock options is presented below as of March 31, 2021:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2020	251,291	$1.05	1.95	$1,124,525
Granted	299,000	5.40	–	–
Exercised	(61,291)	(1.22)	–	–
Cancelled	–	–	–	–
Forfeited or Expired	(4,000)	(5.40)	–	–
Outstanding as of March 31, 2021	485,000	$3.67	3.08	$8,088,910

Exercisable as of March 31, 2021	190,000	$0.99	1.20	$3,678,650

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon our closing stock price of 20.35 as of March 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2021, in the amount of 485,000 shares, was $3.02 per share. As of March 31, 2021, there was unrecognized compensation cost of $909,276 related to non-vested stock options granted.

NOTE 10 - SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, May 17, 2021. During these periods, we do not have any quantifiable subsequent events required to be disclosed other than those disclosed in Note 7 of the notes to consolidated financial statements as of March 31, 2021, and for the three and nine months ended March 31, 2021.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in our Form 10-K for the year ended June 30, 2020, filed on September 17, 2020.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2020, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the nine months ended March 31, 2021.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2021 and 2020, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.9%	80.5%	82.4%	79.7%
Gross profit	17.1%	19.5%	17.6%	20.3%
Operating expenses	5.3%	11.7%	4.2%	14.2%
Income from operations	11.8%	7.8%	13.4%	6.1%
Other income (expense), net	0.4%	0.5%	0.3%	0.5%
Net income before income taxes	12.2%	8.3%	13.7%	6.6%
Income tax provision	2.7%	1.5%	3.1%	1.1%
Net income	9.5%	6.8%	10.6%	5.5%
Less: non-controlling interest in net income of subsidiary	0.6%	0.4%	0.4%	0.7%
Net income attributable to Parent Company stockholders	8.9%	6.4%	10.2%	4.8%

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

NET SALES - Net sales increased by $28,784,772, or 185.2%, to $44,330,954 for the three months ended March 31, 2021 from $15,546,182 for the corresponding period of 2020. For the three months ended March 31, 2021, net sales by geographic regions, consisting of North America and Asia were $44,054,824 (99.4% of net sales) and $276,130 (0.6% of net sales), respectively. For the three months ended March 31, 2020, net sales by geographic regions, consisting of North America and Asia were $15,444,110 (99.3% of net sales) and $102,072 (0.7% of net sales), respectively.

Net sales in North America increased by $28,610,714, or 185.3%, to 44,054,824 for the three months ended March 31, 2021 from $15,444,110 for the corresponding period of 2020. The increase in net sales in North America resulted primarily from increased demand for wireless connectivity due to people working and attending school remotely. Net sales also increased due to a product and the timing of orders placed by a carrier customer, from which a significant portion of our revenue was derived. (approximately 67% of our consolidated net sales for this period). Net sales in Asia increased by $174,058, or 170.5%, to $276,130 for the three months ended March 31, 2021 from $102,072 for the corresponding period of 2020. The increase in net sales was primarily due to commission revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT - Gross profit increased by $4,531,305, or 149.3%, to $7,566,096 for the three months ended March 31, 2021 from $3,034,791 for the corresponding period of 2020. The gross profit in terms of net sales percentage was 17.1% for the three months ended March 31, 2021 compared to 19.5% for the corresponding period of 2020. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit and gross profit in terms of net sales percentage was primarily due to competitive selling prices and the increase in production costs.

OPERATING EXPENSES - Operating expenses increased by $513,712, or 28.2%, to $2,336,286 for the three months ended March 31, 2021 from $1,822,574 for the corresponding period of 2020. The increase in operating expenses was primarily due to the increased research and development costs, payroll expense for employees, and compensation costs related to the granted options.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $78,586, or 97.4%, to $159,265 for the three months ended March 31, 2021 from $80,679 for the corresponding period of 2020. The increase was primarily due to the increased product development funding received by FTI from a government entity and the gain from the favorable changes in foreign currency exchange rates in FTI, which is partially offset by the decreased interest income earned from the money market accounts and certificates of deposit.

NINE MONTHS ENDED MARCH 31, 2021 COMPARED TO NINE MONTHS ENDED MARCH 31, 2020

NET SALES - Net sales increased by $135,467,670, or 359.5%, to $173,147,982 for the nine months ended March 31, 2021 from $37,680,312 for the corresponding period of 2020.  For the nine months ended March 31, 2021, net sales by geographic regions, consisting of North America, the countries in the Caribbean and South America, and Asia, were $172,853,744 (99.8% of net sales), $17,500 (0.0% of net sales), and $276,738 (0.2% of net sales), respectively. For the nine months ended March 31, 2020, net sales by geographic regions, consisting of North America, the countries in the Caribbean and South America, and Asia were $37,342,577 (99.1% of net sales), $0 (0.0% of net sales) and $337,735 (0.0% of net sales), respectively.

Net sales in North America increased by $135,511,167, or 362.9%, to $172,853,744 for the nine months ended March 31, 2021 from $37,342,577 for the corresponding period of 2020. The increase in net sales in North America resulted primarily from increased demand for wireless connectivity due to people working and attending school remotely. Net sales also increased due to a newly launched product and the timing of orders placed by a new carrier customer, from which a significant portion of our revenue was derived. (approximately 61% of our consolidated net sales for this period). Net sales in the Caribbean and South America increased by $17,500, or 100%, to $17,500 for the nine months ended March 31, 2021 from $0 for the corresponding period of 2020. The increase in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in Asia decreased by $60,997, or 18.1%, to $276,738 for the nine months ended March 31, 2020 from $337,735 for the corresponding period of 2020. The decrease in net sales was primarily due to the discontinued product development service revenue generated by FTI, which typically varies from period to period and was partially offset by a commission revenue.

GROSS PROFIT - Gross profit increased by $22,882,852, or 299.2%, to $30,529,782 for the nine months ended March 31, 2021 from $7,646,930 for the corresponding period of 2020. The gross profit in terms of net sales percentage was 17.6% for the nine months ended March 31, 2021, compared to 20.3% for the corresponding period of 2020. The increase in gross profit was primarily due to increased demand for wireless connectivity due to people working and attending school remotely. Net sales also increased due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to competitive selling prices and the increase in production costs.

OPERATING EXPENSES - Operating expenses increased by $2,035,881, or 38.0%, to $7,396,895 for the nine months ended March 31, 2021 from $5,361,014 for the corresponding period of 2020. The increase in operating expenses was primarily due to the increased research and development costs, payroll expense for employees, and shipping and handling costs related to the increased volume of product shipments and sales, as well as the increased bad debt expenses and compensation costs related to the granted options.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $341,838, or 165.3%, to $548,600 for the nine months ended March 31, 2021 from $206,762 for the corresponding period of 2020. The increase was primarily due to the gain from the forgiveness of the Payroll Protection Plan loan and increased product development funding received by FTI from a government entity, which was partially offset by the loss from the unfavorable changes in foreign currency exchange rates in FTI and the decreased interest income earned from the money market accounts and certificates of deposit.

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

Our principal source of liquidity as of March 31, 2021 consisted of cash and cash equivalents as well as short-term investments of $59,742,180.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash provided in operating activities for the nine months ended March 31, 2021 and 2020 was $20,461,807 and $1,879,536.

The $20,461,807 in net cash provided by operating activities for the nine months ended March 31, 2021 was primarily due to the decrease in inventory and accounts receivable of $10,353,900 and $2,534,938, respectively, as well as our operating results (net income of $18,350,070 adjusted for depreciation, amortization, and other non-cash charges) and the increase in income tax payable of $2,307,543, which were partially offset by the decrease in accounts payable of $14,230,479. The $1,879,536 in net cash provided by operating activities for the nine months ended March 31, 2020 was primarily due to the increase in accounts payable of $5,685,328 and our operating results of $2,902,651 (net income adjusted for depreciation, amortization, and other non-cash charges), which were partially offset by the increase in accounts receivable of $7,098,137.

INVESTING ACTIVITIES - Net cash used in investing activities for the nine months ended March 31, 2021 and 2020 was $605,557 and $705,094, respectively.

The $605,557 in net cash used in investing activities for nine months ended March 31, 2020 was primarily due to the payments for purchase of capitalized product development of $587,246. The $705,094 in net cash used in investing activities for the nine months ended March 31, 2020 was primarily due to the payments for capitalized product development, intangible assets, and property and equipment of $343,360, $151,218, and $157,688, respectively, as well as the payments for purchase of additional shares of the subsidiary of $75,000.

FINANCING ACTIVITIES - Net cash provided by financing activities for the nine months ended March 31, 2021 and 2020 was $6,074,758 and $27,769, respectively.

The $6,074,758 in net cash provided by financing activities for the nine months ended March 31, 2021 was primarily due to the $6,000,008 aggregate purchase price, which was paid to us in cash, by investors for issuance of 923,078 shares of Common Stock and $74,750 received from the exercise of stock options. The $27,769 in net cash provided by financing activities for the nine months ended March 31, 2020 was primarily due to the cash received from the exercise of stock options.

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

Rent expense for the three months ended March 31, 2021 and 2020 was $111,679 and $111,509, respectively. Rent expense for the nine months ended March 31, 2021 and 2020 was $334,932 and $324,198, respectively.

Recently Issued Accounting Pronouncements

Refer to NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to respond to this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the nine months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 7 of the notes to consolidated financial statements for the three and nine months ended March 31, 2021, contained within this Quarterly Report on Form 10-Q.

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

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ David Brown
David Brown Acting Chief Financial Officer (Principal Financial Officer)
Dated: May 17, 2021

