Form 10-K
period 2021-06-30
FRANKLIN WIRELESS CORP
filed 2021-09-28
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2020, as reported by the OTCQB, was approximately $137,599,000.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 11,590,281 shares of common stock outstanding as of September 28, 2021.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

i

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2021 and fiscal 2020 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) as of June 30, 2021 and 2020. For the year ended June 30, 2020, the increase in the majority voting interest in percentage from 64.2% to 66.3% was due to the purchase by the Company of 43,333 shares of the subsidiary for $75,000 ($1.73 per share) from three non-controlling shareholders. The purchase decreased the non-controlling interests’ ownership percentage from 35.8% to 33.7%.  In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

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

	Fiscal Year Ended June 30,
Net sales:	2021	2020
North America	$183,771,146	$74,839,778
Caribbean and South America	17,500	–
Asia	326,699	232,520
Totals	$184,115,345	$75,072,298

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2021	June 30, 2020
United States	$1,349,320	$1,302,353
Asia	49,040	43,688
Totals	$1,398,360	$1,346,041

OUR PRODUCTS

We are a global leader and innovator in providing the latest mobile technologies to the mass market, which include 5G/4G Mobile Hotspots, 5G/4G Customer Premises Equipment, and MDM solutions.  We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications.

The following is a sample of the products we offer:

5G/4G Wireless Broadband Products

5G/4G LTE Wi-Fi Mobile Hotspot

o	Portable Wi-Fi hotspot routers that provide wireless Internet access with 5G/4G support for multiple simultaneously connected devices including laptops, tablets, and smart phones. Our Mobile Hotspot products help remote workers be productive while on the go and help students and educational institutions support remote learning activities.

5G/4G Consumer Home Gateway CPE (Customer-Premises Equipment)

o	Enhanced routing gateway that can provide support for both wired and wireless connectivity, offering solutions for consumers looking to replace Cable or DSL service

5G/4G Enterprise Gateway CPE

o	Enhanced routing gateway equipped with enterprise features offering solutions for enterprise customers looking to replace wired service, or wireless back-up for wired connections in a mission-critical environment or instant wireless connection in temporal locations.

IoT Tracking Devices and Connected Devices:

Smart IoT tracking device

o	Location service devices based on CAT1 and CAT M technology, allowing consumers and businesses to track virtually any tangible item, anytime and anywhere.

Connected Car

o	An all-in-one connected car solution that provides easy access to built-in Wi-Fi Hotspot and extensive added vehicle diagnostics, safety, and security features, as well as location service via OBDII protocol with other applications.

Home Phone Connect

o	Franklin’s Voice Over LTE (VoLTE) device provides a landline alternative, connecting instantly and allowing users local and domestic long distance calling through the carrier’s network.

IOT Server Platform and Application

o	“Pintrac,” Franklin’s Cloud based telecom grade server platform, enables enhanced remote management of device functionality.

o	Pintrac Mobile Device Management (MDM) for LTE hotspots allows schools, government agencies and others to remotely manage and configure hotspots.

o	Pintrac Pet is a complete pet tracking application, allowing monitoring and tracking household pets and their activity using Franklin’s Trackers.

o	Pintrac Auto tracks, locates, and manages vehicles for consumers and businesses using Franklin’s LTE OBD devices.

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors located primarily in North America, the Caribbean and South America, and Asia.

SALES AND MARKETING

We market and sell our products primarily to wireless operators located in North America, the Caribbean and South America, and Asia regions mainly through our internal, direct sales organization and, to a lesser degree, indirectly through strategic partners and distributors. The sales process is supported with a range of marketing activities, including trade shows, product marketing and public relations.

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

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2021, the manufacturing of the majority of our products was performed by two independent companies located in Asia.

EMPLOYEES

As of June 30, 2021, we had 74 total employees at Franklin and FTI combined. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

POTENTIAL DESIGN AND MANUFACTURING DEFECTS COULD OCCUR. Our product and service offerings may have quality issues from time to time, due to defects in software design, hardware design or component manufacturing. As a result, our products and services may not perform as anticipated and may not meet customer expectations. Component defects could make our products unsafe and create a risk of environmental or property damage and personal injury. There can be no assurance we will be able to detect and address all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services. In addition, we may be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines.

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

WE DEPEND ON THE DEMAND FOR WIRELESS NETWORK CAPACITY. The demand for our products is completely dependent on the demand for broadband wireless access to networks. If wireless operators do not deliver acceptable wireless service, our product sales may dramatically decline. Thus, if wireless operators experience financial or network difficulties, it will likely reduce demand for our products. These are beyond our ability to control and can either increase or decrease demand for our products.

PANDEMIC OUTBREAKS CAN CAUSE VOLATILE CHANGES IN THE MARKET. Demand for wireless access can rise and fall greatly during times of pandemic outbreaks, such as COVID-19, as more people may be required to work remotely, and schools may be required to operate remote classrooms. When an outbreak ends, or becomes more controlled, demand for wireless devices could decline rapidly, decreasing demand for our products. Pandemic outbreaks can also disrupt supply chains, manufacturing operations, and shipping. These disruptions can make product fulfilment difficult, delayed, or impossible. All these changes are beyond our ability to control and can cause revenue and income to change dramatically.

WE DEPEND ON COLLABORATIVE ARRANGEMENTS. The development and commercialization of our products and services depend in large part upon our ability to selectively enter and maintain collaborative arrangements with developers, distributors, service providers, network systems providers, core wireless communications technology providers and manufacturers, among others.

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2021, net revenues from our two largest customers represented 63% and 30% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us. If these customers were to reduce their business with us, our revenues and profitability could materially decline.

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

Furthermore, if we are unable to further develop distribution channels in countries in North America, the Caribbean and South America, EMEA (Europe, the Middle East and Africa), and Asia, we may not be able to grow our international operations, and our ability to increase our revenue will be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease expiring in December 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to this property was $309,053 and $298,494 for the years ended June 30, 2021, and 2020, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expired on August 31, 2021 but were extended by an additional twelve months to August 31, 2022. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $128,400 for each of the years ended June 30, 2021, and 2020.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2021, and extended by an additional twelve months to September 4, 2022. Rent expense related to this lease was $9,161 and $8,789 for the years ended June 30, 2021, and 2020, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to NOTE 8 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on NASDAQ under the trading symbol "FKWL."  We have one class of common stock. As of June 30, 2021, we had 733 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	484,000	$3.67	903,003

Equity compensation plans not approved by security holders	–	N/A	–

Total	484,000	$3.67	903,003

ITEM 6.  [RESERVED]

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

BUSINESS OVERVIEW

We are a leading provider of intelligent wireless solutions including mobile hotspots, routers, trackers, and other devices. Our designs integrate innovative hardware and software, enabling machine-to-machine (M2M) applications and the Internet of Things (IoT). Our M2M and IoT solutions include embedded modules, modems and gateways built to deliver reliable always-on connectivity supporting a broad spectrum of applications based on 5G/4G wireless technology.

We have a majority ownership position in FTI, a research and development company located in Seoul, South Korea. FTI primarily provides design and development services to us for our wireless products.

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from North America to countries in the Caribbean and South America, and Asia.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services covered by contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the year ended June 30, 2021, was not material.

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

The balances of our trade receivables are as follows:

	June 30, 2021	June 30, 2020
Accounts Receivable	$2,542,429	$15,973,537

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2021 and June 30, 2020.

Our contract liabilities, which are included in accrued liabilities on our balance sheet, are as follows:

	June 30, 2021	June 30, 2020
Undelivered products	$140,000	$140,000

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for over 99% of net sales for the year ended June 30, 2021. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for under 1% of net sales for the year ended June 30, 2021. Most of our revenue that is recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer can direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2021, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of June 30, 2021, and June 30, 2020, capitalized product development costs in progress were $602,388 and $140,192, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2021, we incurred $694,909 in capitalized product development costs, In addition, we disposed of certain technology in progress, primarily comprised of certifications and licenses, in the amount of $140,192, as we concluded it had little likelihood of economic success based on its performance test results.. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, we have federal and state net operating loss carryforwards of approximately $0.8 million and no state net operating loss carryforwards. Under the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017, the federal net operating loss recognized on or after January 1, 2018, will carry forward indefinitely. The federal net operating loss of $0.8 million, which was recognized on or before December 31, 2017, will expire through 2035, and the federal net operating loss recognized on or after January 1, 2018, which will carry forward indefinitely, is $0. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2021, 2020, and 2019, our statements of operations including data expressed as a percentage of sales:

	2021	2020	2019
	(as a percentage of sales)

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.4%	80.7%	84.3%
Gross profit	17.6%	19.3%	15.7%
Operating expenses	5.2%	9.9%	21.5%
Income (loss) from operations	12.4%	9.4%	(5.8%	)
Other income, net	0.3%	0.3%	0.6%
Net income (loss) before income taxes	12.7%	9.7%	(5.2%	)
Income tax provision (benefit)	2.7%	1.8%	(1.2%	)
Net income (loss)	10.0%	7.9%	(4.0%	)
Less: non-controlling interest in net income (loss) of subsidiary	0.4%	0.5%	(0.5%	)
Net income (loss) attributable to Parent Company stockholders	9.6%	7.4%	(3.5%	)

YEAR ENDED JUNE 30, 2021 COMPARED TO YEAR ENDED JUNE 30, 2020

NET SALES - Net sales increased by $109,043,047, or 145.3%, to $184,115,345 for the year ended June 30, 2021 from $75,072,298 for the corresponding period of 2020.  For the year ended June 30, 2021, net sales by geographic regions, consisting of North America, the Caribbean and South America, and Asia were $183,771,146 (99.8% of net sales), $17,500 (0.0% of net sales), and $326,699 (0.2% of net sales), respectively. For the year ended June 30, 2020, net sales by geographic regions, consisting of North America, the Caribbean and South America, and Asia were $74,839,778 (99.7% of net sales), $0 (0.0% of net sales), and $232,520 (0.3% of net sales), respectively.

Net sales in North America increased by $108,931,368, or 145.6%, to $183,771,146 for the year ended June 30, 2021, from $74,839,778 for the corresponding period of 2020. The increase in net sales in North America resulted primarily from increased demand for wireless connectivity due to people working and attending school remotely. High volume sales to school districts rapidly rolling out remote learning programs was a significant driver for increased sales through our primary customers due to the Covid-19 pandemic. Net sales also increased due to the timing of orders placed by a carrier customer, from which a significant portion of our revenue was derived (approximately 63% of our consolidated net sales for this period). Net sales in the Caribbean and South America increased by $17,500, or 100.0%, to $17,500 for the year ended June 30, 2021, from $0 for the corresponding period of 2020. Net sales in Asia increased by $94,179, or 40.5%, to $326,699 for the year ended June 30, 2021, from $232,520 for the corresponding period of 2020. The increase in net sales was primarily due to product development service revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT- Gross profit increased by $17,939,536, or 123.5%, to $32,464,021 for the year ended June 30, 2021, from $14,524,485 for the corresponding period of 2020. The gross profit in terms of net sales percentage was 17.6% for the year ended June 30, 2021, compared to 19.3% for the corresponding period of 2020. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to competitive selling prices and the increase in production costs.

OPERATING EXPENSES - Operating expenses increased by $2,199,350, or 29.5%, to $9,645,711 for the year ended June 30, 2021, from $7,446,361 for the corresponding period of 2020.

Selling, general, and administrative expenses increased by $1,377,989 to $5,077,848 for the year ended June 30, 2021, from $3,699,859 for the corresponding period of 2020. The increase in selling, general, and administrative expenses was primarily due to increased payroll expense as well as compensation expense related to stock options granted for employees (approximately $560,000), increased bad debt expense of approximately $340,000, increased professional fees of approximately $130,000, and increased shipping and handling charges of approximately $80,000.

Research and development expense increased by $821,361 to $4,567,863 for the year ended June 30, 2021, from $3,746,502 for the corresponding period of 2020. The increase in research and development expense was primarily due to the increased payroll expense for employees involved in research and development and other research and development costs.

OTHER INCOME, NET - Other income, net increased by $396,403, or 179.6%, to $617,167 for the year ended June 30, 2021, from $220,764 for the corresponding period of 2020. The increase was primarily due to the gain from the forgiveness of the Payroll Protection Plan loan and increased product development funding received by FTI from a government entity, which was partially offset by the loss from the unfavorable changes in foreign currency exchange rates in FTI and the decreased interest income earned from the money market accounts and certificates of deposit.

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

OPERATING EXPENSES - Operating expenses decreased by $400,585, or 5.1%, to $7,446,361 for the year ended June 30, 2020, from $7,846,946 for the corresponding period of 2019.  Selling, general, and administrative expenses decreased by $1,191,506 to $3,699,859 for the year ended June 30, 2020, from $4,891,365. The decrease in selling, general, and administrative was primarily due to the decreased payroll expense for employees involved in selling, general, and administrative capacities by approximately $700,000 as well as the significant decrease in shipping and handling costs within selling, general, and administrative costs by $497,298, resulting from the positively restructured shipping terms with a major vendor despite the increased volume of product shipments. Research and development expense increased by $790,921 to $3,746,502 for the year ended June 30, 2020, from $2,955,581. The increase in research and development expense was primarily due to the increased reimbursement in payroll expense for employees involved in research and development.

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

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending June 30, 2021. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2021 consisted of cash and cash equivalents as well as short-term investments of $51,182,040.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2022.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for year ended June 30, 2021, and 2020 was $12,104,199 and $22,004,304, respectively.

The $12,104,199 in net cash provided by operating activities for the year ended June 30, 2021, was primarily due to the decrease in accounts receivable and inventory of $13,103,973 and $10,807,884, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which was offset by the decrease in accounts payable of $32,364,266.

The $22,004,304 in net cash provided by operating activities for the year ended June 30, 2020, was primarily due to the increase in accounts payable of $36,410,741, caused by a sudden increase in Wi-Fi hotspot production, as well as our operating results (net loss adjusted for depreciation, amortization and other non-cash charges), which were partially offset by an increase in accounts receivable of $11,855,351 as well as the increase in inventory of $10,730,663.

INVESTING ACTIVITIES – Net cash used in investing activities for the years ended June 30, 2021 and 2020 was $722,520 and $794,969, respectively.

The $722,520 in net cash used in investing activities for the year ended June 30, 2021, was primarily due to the purchases of capitalized product development and property and equipment of $694,909 and $21,043, respectively.

The $794,969 in net cash used in investing activities for the year ended June 30, 2020, was primarily due to the purchases of capitalized product development, intangible asset, and property and equipment of $343,360, $193,171, and $181,746, respectively, as well as the payments for additional shares of a subsidiary of $75,000.

FINANCING ACTIVITIES – Net cash provided by financing activities for the years ended June 30, 2021 and 2020 was $6,074,759 and $520,428, respectively.

The $6,074,759 in net cash provided by financing activities for the year ended June 30, 2021, was primarily due to the $6,000,008 aggregate purchase price, paid to us in cash by investors for the issuance of 923,078 shares of Common Stock, as well as $74,751 received from the exercise of stock options.

The $520,418 in net cash provided by financing activities for the year ended June 30, 2020, was due to the cash received from a loan under the Payroll Protection Program and the exercise of stock options of $487,300 and $33,128, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2021, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by June 30,
	2022	2023	2024	Total
Total Obligations	$342,779	$321,930	$160,965	$825,674

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of OC Kim, our President, and David Brown, our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and the Acting Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2021.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2021.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2021.

Name	Age	Position
OC Kim	56	President, Secretary and a Director
Gary Nelson	80	Chairman of the Board and a Director
Johnathan Chee	58	Director
Heidy Chow	42	Director
Kristina Kim	58	Director
Yun J. (David) Lee	59	Chief Operating Officer
David Brown	57	Acting Chief Financial Officer

OC Kim has been our President, Secretary and a director since September 2003. He also served as our Acting Chief Financial Officer from April 2018 until March 2021. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea's most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 29 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea. We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

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

Kristina Kim is a licensed attorney with extensive knowledge of global import/export, international trade, and regulatory issues. Ms. Kim also served as General Counsel and Vice President with Samsung International Inc. for over 14 years. Ms. Kim holds a B.A. in Biochemistry and Molecular Biology from the University of California at Santa Barbara, and a Juris Doctorate from the University of San Diego.

Yun J. (David) Lee has served as our Chief Operating Officer since September 2008. Mr. Lee has 23 years of upper level management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining the Company, he was President of Ace Electronics, and served as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.

David Brown has served as our Acting Chief Financial officer since March 2021. With over 25 years of financial experience, David Brown has worked in several industries including manufacturing, aerospace, biotech, and electronics. A graduate in accounting from San Diego State University, David has advanced knowledge of accounting, budgeting, and cash management. He has developed and implemented internal policies and procedures throughout several organizations and has managed all aspects of the finance departments along with outside auditors.

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

CORPORATE GOVERNANCE

During fiscal 2021, the Board of Directors held five meetings. Each director attended 100% of the meetings of the Board, except for Joon Won Jyoung, who attended none of the meetings and resigned his position on the Board on January 26, 2021. The Board of Directors has an Audit Committee made up of Heidy Chow (committee chair), Gary Nelson, and Kristina Kim, and a Compensation Committee made up of Gary Nelson (committee chair) and Johnathan Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2021, and 2020 to our President, Chief Operating Officer, and Chief Financial Officer (The "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
OC Kim,	2020	$220,000	$25,000	$–	–	$245,000
President	2021	$286,667	$58,000	$–	–	$344,667
Yun J. (David) Lee,	2020	$220,000	$33,000	$–	–	$253,000
Chief Operating Officer	2021	$286,667	$58,000	$404,090	–	$748,757
David Brown,	2020	$–	$–	$–	–	$–
Acting Chief Financial Officer	2021	$40,032	$2,000	$–	–	$42,032

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officer as of June 30, 2021. The only outstanding equity awards are stock options. Options to purchase 100,000 shares were granted to Yun J. (David) Lee during fiscal 2021. The options vest over periods ranging from one to three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Shares that have not Vested ($)
Yun J. (David) Lee	100,000 (1)	$1.34	06/15/2022	–	–
	75,000 (2)	$0.45	06/15/2022	–	–
	100,000 (3)	$5.40	07/13/2025	66,667	$611,336

(1)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a ten-year term.
(2)	The option vests and is exercisable over two years as follows:

i.	50% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	25% of the shares underlying the option vest eighteen months following the date of the grant.
ii.	25% of the shares underlying the option vest on the second anniversary of the date of the grant.

The option originally had a five-year term and an expiration date of June 11, 2014. On June 10, 2014, the option was modified to extend the term an additional five years to June 11, 2019. On June 11, 2019, the option was again modified to extend the term an additional three years to June 15, 2022.

(3)	The option vests and is exercisable over three years as follows:

i.	33.3% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the second anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the third anniversary of the date of the grant.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. Employee directors do not receive any cash compensation for service as directors and do not receive any equity compensation designated for such services. Members of the Board of Directors who are not employees may receive stock option grants as consideration for their board service from time to time, although there is no established policy for such stock option grants.

Fiscal 2021 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary Nelson	14,500	–	–	14,500
Johnathan Chee	14,500	–	–	14,500
Heidy Chow	14,500	–	–	14,500
Kristina Kim (2)	7,500	–	–	7,500

(1)	Directors are compensated at a base rate of $10,000 and $15,000 annually for the years ended December 31, 2020, and 2021, respectively, and prorated based upon board meeting attendance. Bonuses may be awarded when the business has performed exceptionally well as determined by the Board of Directors. For the six months ended December 31, 2021, the Board of Directors approved bonuses of $2,000 each to Gary Nelson, Jonathan Chee, and Heidy Chow. For the six months ended June 30, 2021, there has been no approved bonus for the Directors.

(2)

On January 27, 2021, the Board of Directors appointed Ms. Kristina Kim to the Board of Directors to replace Mr. Joon Won Jyoung, who resigned his position on the Board on January 26, 2021.

There were no outstanding equity awards held by any of the non-officer directors as of June 30, 2021.

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

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim and Mr. Lee through September 30, 2023.

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

SEVERANCE BENEFITS - We are generally an at will employer and have no employment agreements with severance benefits; however, we have entered into Change of Control Agreements with our executive officers, and one other employee that provide them with lump sum payments in the event of a change in control of the Company.

RETIREMENT PLANS - We do not maintain any retirement plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 28, 2021, by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
Joon Won Jyoung 9707 Waples Street, Suite 150, San Diego, CA 92121	1,004,948		8.7%

OC Kim 9707 Waples Street, Suite 150, San Diego, CA 92121	1,096,695		9.5%

Gary Nelson 9707 Waples Street, Suite 150, San Diego, CA 92121	314,008		2.7%

Yun J. (David) Lee 9707 Waples Street, Suite 150, San Diego, CA 92121	10,000		0.0%

Johnathan Chee 9707 Waples Street, Suite 150, San Diego, CA 92121	13,500		0.0%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	848,259	(1)	7.3%
-
Kennedy Capital Management, Inc. 10829 Olive Blvd., St. Louis, MO 63141	661,185	(2)	5.7%

AIGH Investment Partners, L.L.C. 6006 Berkley Avenue, Baltimore, MD21209	780,000	(3)	6.8%
All directors and executive officers as a group	3,362,229		28.8%

(1)	Based solely on a Schedule 13G dated February 12, 2021, which indicates that Mr. Packer may be deemed to beneficially own 849,259 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

(2)	Based solely on a Schedule 13G dated July 09, 2021, which indicates that Kennedy Capital Management, Inc. may be deemed to beneficially own 661,185 shares.
(3)	Based solely on a Schedule 13G dated January 12, 2021, which indicates that AIGH Capital Management, L.L.C. may be deemed to beneficially own 780,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2021	FY 2020
Audit Fees	$69,125	$68,600
Total Fees	$69,125	$68,600

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2021, and 2020, which was performed by Benjamin & Ko and Haskell & White LLP., respectively. All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp. (3)
4.1	Description of Securities (7)
10.2	Lease, dated August 12, 2011, between the Company and EJMC, Inc., a California corporation (4)
10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (3)
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (3)
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee. (3)
10.7	Lease, dated September 9, 2015, between the Company and Hunsaker & Associates San Diego, Inc., a California corporation (5)
10.8	Common Stock Purchase Agreement, dated August 18, 2020, between Franklin Wireless Corp. and Top Intercube Co., Ltd. (6)
10.9	Common Stock Purchase Agreement, dated August 18, 2020, between Franklin Wireless Corp. and Partron Co., Ltd. (6)
14.1	Code of Ethics (2)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

(2) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2008, filed on September 26. 2008.

(3) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2009, filed on October 13, 2009.

(4) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011.

(5) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015.

(6) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2020, filed on September 17, 2020.

(7) Incorporated by reference from Report on Form 10-K/A for the year ended June 30, 2020, filed on September 18, 2020.

(c) Supplementary Information

None.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ OC KIM	President and a Director	September 28, 2021

Principal Financial Officer

/s/ David Brown	Acting Chief Financial Officer	September 28, 2021
David Brown

/s/ GARY NELSON	Chairman of the Board of Directors	September 28, 2021

Gary Nelson

/s/ JOHNATHAN CHEE	Director	September 28, 2021

Johnathan Chee

/s/ HEIDY CHOW	Director	September 28, 2021

Heidy Chow

/s/ KRISTINA KIM	Director	September 28, 2021

Kristina Kim

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2021, and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Franklin Wireless Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Franklin Wireless Corp. (the “Company”) as of June 30, 2021, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated, September 28, 2021, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that is material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s contracts with customers sometimes contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is then allocated to the distinct performance obligations on a relative standalone selling price basis, and revenue is recognized when control of the distinct performance obligation is transferred.

Auditing the Company’s revenue recognition was complex, including the identification and determination of distinct performance obligations and the timing of revenue recognition. For example, there were non-standard terms and conditions that required judgment to determine the distinct performance obligations and the impact on the timing of revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s process and controls to identify and determine the distinct performance obligations and the timing of revenue recognition.

To test the identification and determination of the distinct performance obligations and the timing of revenue recognition, our audit procedures included, among others, reading the executed contract or purchase order to understand the contract, identifying the performance obligation(s), determining the distinct performance obligations, and evaluating the timing of revenue recognition for a sample of individual sales transactions. We evaluated the accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations and the timing of revenue recognition. We further evaluated appropriateness of revenue recognition through year-on-year analytics and reasonableness assessment of gross margin analysis.

/s/ Benjamin & Ko

Santa Ana, CA

September 28, 2021

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Franklin Wireless Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franklin Wireless Corp. (the “Company”) as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of June 30, 2021 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows of the Company for the year ended June 30, 2021, and our report dated September 28, 2021, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on the audit of the Consolidated Financial Statements. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Benjamin & Ko

Santa Ana, CA

September 28, 2021

We have served as the Company’s auditor since 2020.

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

Irvine, California

September 17, 2020

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$45,796,006	$28,161,644
Certificates of deposit account	5,386,034	5,381,918
Accounts receivable	2,542,429	15,973,537
Other receivables, net	50,040	61,090
Inventories, net	975,519	11,783,403
Prepaid expenses and other current assets	44,984	21,588
Advance payments to vendors	40,630	27,838
Total current assets	54,835,642	61,411,018
Property and equipment, net	151,610	220,889
Intangible assets, net	1,246,750	1,125,152
Deferred tax assets, non-current	387,548	938,188
Goodwill	273,285	273,285
Right of use assets	753,263	1,139,670
Other assets	140,539	283,369
TOTAL ASSETS	$57,788,637	$65,391,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,718,989	$42,083,255
Income tax payable	333,503	34,713
Accrued liabilities	785,525	466,021
Lease liabilities, current	317,519	400,508
Total current liabilities	11,155,536	42,984,497
Lease liabilities, non-current	467,937	784,233
Notes payable, payroll protection plan loan	–	487,300
Total liabilities	11,623,473	44,256,030

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2021, and 2020	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,590,281 and 10,605,912 shares issued and outstanding as of June 30, 2021, and 2020, respectively	14,069	14,007
Additional paid-in capital	12,972,234	7,475,365
Retained earnings	35,727,094	18,028,059
Treasury stock, 2,549,208 and 3,472,286 shares as of June 30, 2021, and 2020, respectively	(3,554,893)	(4,513,479)
Accumulated other comprehensive loss	(472,502)	(650,426)
Total Parent Company stockholders’ equity	44,686,002	20,353,526
Non-controlling interests	1,479,162	782,015
Total stockholders’ equity	46,165,164	21,135,541
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,788,637	$65,391,571

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended June 30,
	2021	2020
Net sales	$184,115,345	$75,072,298
Cost of goods sold	151,651,324	60,547,813
Gross profit	32,464,021	14,524,485
Operating expenses:
Selling, general and administrative	5,077,848	3,699,859
Research and development	4,567,863	3,746,502
Total operating expenses	9,645,711	7,446,361
Income from operations	22,818,310	7,078,124
Other income, net:
Interest income	8,789	159,749
Income from governmental subsidy	147,166	16,282
Gain from the forgiveness of payroll protection plan loan	487,300	–
Other income (expense), net	(26,088)	44,733
Total other income, net	617,167	220,764
Income before provision for income taxes	23,435,477	7,298,888
Income tax provision	5,039,295	1,380,301
Net income	18,396,182	5,918,587

Less: non-controlling interests in net income of subsidiary at 35.8%	–	189,105
Less non-controlling interests in net income of subsidiary at 33.7%	697,147	178,864
Net income attributable to Parent Company	$17,699,035	$5,550,618

Basic earnings per share attributable to Parent Company stockholders	$1.56	$0.52
Diluted earnings per share attributable to Parent Company stockholders	$1.53	$0.52

Weighted average common shares outstanding - basic	11,350,946	10,581,499
Weighted average common shares outstanding - diluted	11,592,901	10,715,979

Comprehensive income
Net income	$18,396,182	$5,918,587
Translation adjustments	177,924	(15,624)
Comprehensive income	18,574,106	5,902,963
Less: comprehensive income attributable to non-controlling interest	697,147	367,969
Comprehensive income attributable to controlling interest	$17,876,959	$5,534,994

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2019	10,570,203	$13,972	$7,442,272	$12,477,441	$(4,513,479)	$(634,802)	$489,046	$15,274,450
Net income attributable to Parent Company	–	–	–	5,550,618	–	–	–	5,550,618
Foreign exchange translation	–	–	–	–	–	(15,624)	–	(15,624)
Issuance of stock related to stock option exercised	35,709	35	33,093	–	–	–	–	33,128
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	367,969	367,969
Purchase of shares of a subsidiary	–	–	–	–	–	–	(75,000)	(75,000)
Balance - June 30, 2020	10,605,912	$14,007	$7,475,365	$18,028,059	$(4,513,479)	$(650,426)	$782,015	$21,135,541
Net income attributable to Parent Company	–	–	–	17,699,035	–	–	–	17,699,035
Foreign exchange translation	–	–	–	–	–	177,924	–	177,924
Issuance of stock related to stock option exercised	61,291	62	74,689	–	–	–	–	74,751
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	697,147	697,147
Sales of treasury stock	923,078	–	5,041,422	–	958,586	–	–	6,000,008
Stock based compensation	–	–	380,758	–	–	–	–	380,758
Balance - June 30, 2021	11,590,281	$14,069	$12,972,234	$35,727,094	$(3,554,893)	$(472,502)	$1,479,162	$46,165,164

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$18,396,182	$5,918,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90,322	92,736
Amortization of intangible assets	435,571	482,792
Stock based compensation	380,758	–
Bad debt expense	338,185	–
Forgiveness of payroll protection plan loan	(487,300)	–
Disposal of intangible assets	140,192	38,498
Amortization of right of use assets	386,407	361,533
Deferred tax (benefit)	550,640	1,344,787
Increase (decrease) in cash due to change in:
Accounts receivable	13,103,973	(11,855,351)
Inventories	10,807,884	(10,730,663)
Prepaid expenses and other current assets	(23,396)	6,454
Advance payments to vendors	(12,792)	23,502
Other assets	142,830	(25,272)
Accounts payable	(32,364,266)	36,410,741
Income tax payable	298,790	34,059
Lease liabilities	(399,285)	(316,462)
Accrued liabilities	319,504	218,363
Net cash provided by operating activities	12,104,199	22,004,304

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(4,116)	(1,692)
Purchases of shares of a subsidiary	–	(75,000)
Purchases of property and equipment	(21,043)	(181,746)
Payments for capitalized product development costs	(694,909)	(343,360)
Purchases of intangible assets	(2,452)	(193,171)
Net cash used in investing activities	(722,520)	(794,969)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of payroll protection plan loan	–	487,300
Sales of common stock sold from treasury stock	6,000,008	–
Cash received from exercise of stock options	74,751	33,128
Net cash provided by financing activities	6,074,759	520,428

Effect of foreign currency translation	177,924	(15,624)
Net increase in cash and cash equivalents	17,634,362	21,714,139
Cash and cash equivalents, beginning of year	28,161,644	6,447,505
Cash and cash equivalents, end of year	$45,796,006	$28,161,644

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(4,124,485)	$(800)

Non-cash investing and financing activities:
Initial adoption of right to use assets	$–	$1,501,203
Initial adoption of lease liabilities	$–	$1,501,203

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

Our products are generally marketed and sold directly to wireless operators, and indirectly through strategic partners and distributors. Our global customer base extends primarily from North America, the Caribbean and South America, and Asia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) as of June 30, 2021, and 2020. For the year ended June 30, 2020, the increase in the majority voting interest in percentage from 64.2% to 66.3% was due to the purchase by the Company of 43,333 shares of the subsidiary for $75,000 ($1.73 per share) from three non-controlling shareholders. The purchase decreased the non-controlling interests’ ownership percentage from 35.8% to 33.7%.  In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

 As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of June 30, 2021, or June 30, 2020.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2021, the non-controlling interest was $1,479,162, which represents a $697,147 increase from $782,015 as of June 30, 2020.  The increase in the non-controlling interest of $697,147 was from income in the subsidiary of $2,071,302 incurred for the year ended June 30, 2021.

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

We generate revenues from three geographic areas, consisting of North America, the Caribbean and South America, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2021	2020
North America	$183,771,146	$74,839,778
Caribbean and South America	17,500	–
Asia	326,699	232,520
Totals	$184,115,345	$75,072,298

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2021	June 30, 2020
United States	$1,349,320	$1,302,353
Asia	49,040	43,688
Totals	$1,398,360	$1,346,041

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of June 30, 2021, and June 30, 2020.

Revenue Recognition

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services covered by contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the year ended June 30, 2021, was not material.

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

The balances of our trade receivables are as follows:

	June 30, 2021	June 30, 2020
Accounts Receivable	$2,542,429	$15,973,537

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2021, and June 30, 2020.

Our contract liabilities are as follows:

	June 30, 2021	June 30, 2020
Undelivered products	$140,000	$140,000

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for over 99% of net sales for the year ended June 30, 2021. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for under 1% of net sales for the year ended June 30, 2021. Most of our revenue recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer can direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2021, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $360,000 and $405,000 associated with capitalized product development costs associated with complete technology for the years ended June 30, 2021, and 2020, respectively.

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

As of June 30, 2021, and June 30, 2020, capitalized product development costs in progress were $602,388 and $140,192, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2021, we incurred $694,909 in capitalized product development costs and disposed a technology in progress in the amount of $140,192 as we identified it has the great unlikelihood of economic success based on its performance test results, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $4,567,863 and $3,746,502 for the years ended June 30, 2021, and 2020, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statements of comprehensive income, were $723,617 and $642,930 for the years ended June 30, 2021, and 2020, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond our control. We may write down our inventory value for potential obsolescence and excess inventory.  As of June 30, 2021, and 2020, we have recorded inventory reserves in the amount of $0 and $399,437, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2021, and 2020.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2021:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.5 years	18,397	15,331	3,066
Technology in progress	Not Applicable	–	602,388	–	602,388
Software	5 years	3.0 years	399,811	268,495	131,316
Patents	10 years	3.9 years	21,105	12,951	8,154
Certifications & licenses	3 years	1.6 years	1,070,770	568,944	501,826
Total as of June 30, 2021			$2,112,471	$865,721	$1,246,750

The definite lived intangible assets consisted of the following as of June 30, 2020:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	1.8 years	18,397	7,666	10,731
Technology in progress	Not Applicable	-	140,192	–	140,192
Software	5 years	2.9 years	525,930	338,593	187,337
Patents	10 years	7.0 years	20,734	10,821	9,913
Certifications & licenses	3 years	1.9 years	4,078,310	3,301,331	776,979
Total as of June 30, 2020			$4,783,563	$3,658,411	$1,125,152

Amortization expense recognized during the years ended June 30, 2021, and 2020 was $435,571 and $482,792, respectively. For the year ended June 30, 2021, we disposed the fully amortized intangible assets in the amount of $3,228,261 and a technology in progress in the amount of $140,192 as we identified it has the great unlikelihood of economic success based on its performance test results. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2022	FY2023	FY2024	FY2025	FY2026	Thereafter
Total	$528,655	$341,133	$198,944	$98,521	$25,442	$54,055

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

We are not aware of any events or changes in circumstances during the year ended June 31, 2021, that would indicate that the long-lived assets are impaired.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2021, net sales to our two largest customers represented 63% and 30% of our consolidated net sales, respectively, and 0% and 84% of our accounts receivable balance as of June 30, 2021. For the year ended June 30, 2020, net sales to our two largest customers represented 46% and 36% of our consolidated net sales, respectively, and 21% and 72% of our accounts receivable balance as of June 30, 2020. No other customer accounted for more than ten percent of total net sales.

For the year ended June 30, 2021, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If they were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. For the year ended June 30, 2021, we purchased wireless data products from these suppliers in the amount of $138,516,044, or 99% of total purchases, and had related accounts payable of $9,096,451 as of June 30, 2021. For the year ended June 30, 2020, we purchased wireless data products from these suppliers in the amount of $67,179,379, or 94% of total purchases, and had related accounts payable of $41,181,840, as of June 30, 2020.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2021	June 30, 2020
Machinery and Commercial Equipment	$67,044	$364,054
Office equipment	291,191	420,941
Molds	575,552	940,165
	933,787	1,725,160
Less accumulated depreciation	(782,177)	(1,504,271)
Total	$151,610	$220,889

Depreciation expense associated with property and equipment was $90,322 and $92,736 for the fiscal years ended June 30, 2021, and 2020, respectively, and is included in selling, general, and administrative expenses on the consolidated statements of comprehensive income. For the year ended June 30, 2021, we disposed the fully depreciated property ad equipment in the amount of $812,416.

 NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2021	June 30, 2020
Accrued payroll deductions owed to government entities	$66,307	$39,380
Accrued salaries and bonuses	–	129,000
Accrued vacation	73,900	58,467
Accrued undelivered inventory	140,000	140,000
Accrued commission for service providers	52,500	98,500
Accrued commission to a customer	451,898	–
Other accrued liabilities	920	674
Total	$785,525	$466,021

NOTE 6 - INCOME TAXES

Income tax provision for the years ended June 30, 2021, and 2020 consists of the following:

	Year Ended June 30,
	2021	2020
Current income tax expense (benefit):
Federal	$4,217,883	$33,039
State	(525)	2,475
Foreign	256,636	–
	4,473,994	35,514
Deferred income tax expense (benefit):
Federal	142,242	1,323,265
State	155,410	(293,773)
Foreign	267,649	315,295
	565,301	1,344,787
Provision for income taxes	$5,039,295	$1,380,301

The provisions for income taxes reconciles to the amount computed by applying the effective federal statutory income tax rate to the income before provision for income taxes as follows:

	Year Ended June 30,
	2021	2020
Federal income tax, at statutory rate of 21% applied to earnings before income taxes and extraordinary items	$4,929,611	$1,533,352
State tax, net of federal tax benefit	125,237	128,406)
Nondeductible expenses	22,688	(45,345)
R&D credits	(56,950)	(36,841)
Global intangible low-taxed income	95,419	31,060
Foreign rate difference	39,146	74,256
Other	(13,523)	53,943
Forgiveness of payroll protection plan loan	(102,333)	–
Change in valuation allowance	–	(358,530)
Provision (benefit) for income taxes	$5,039,295	$1,380,301

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2021	June 30, 2020
Deferred tax asset:
Net operating losses	$170,649	$507,402
State tax	–	520
Lease accounting	7,035	10,078
Intangibles	84,831	38,154
Tax credits	133,451	346,091
Inventory reserve	30,591	103,450
Other, net	12,693	38,085
Total deferred tax assets	439,250	1,043,780
Deferred tax liabilities:
Deferred state taxes	(29,056)	(61,692)
State tax	(110)	–
Fixed asset	(22,536)	(43,900)
Total deferred tax liabilities	(51,702)	(105,592)
Less valuation allowance	–	–
Net deferred tax asset	$387,548	$938,188

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income. Management determined it is more likely than not that the federal deferred tax assets will be fully realized, and no valuation allowance is necessary as of June 30, 2021 or 2020.

As of June 30, 2021, we have federal net operating loss carryforwards of approximately $0.8 million and no state net operating loss carryforwards. Under the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017, the federal net operating loss recognized on or after January 1, 2018 will carry forward indefinitely. The federal net operating loss of $0.8 million, which recognized on or before December 31, 2017, will expire through 2035, and the federal net operating loss recognized on or after January 1, 2018, which will carry forward indefinitely, is 0. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

We apply the provisions of ASC 740 related to accounting for u ncertain tax positions, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company's computation of its deferred tax assets, is as follows:

Balance as of June 30, 2019	$275,262
Gross increase	21,570
Balance as of June 30, 2020	296,832
Gross increase	38,427
Balance as of June 30, 2021	$335,259

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

NOTE 7 - EARNINGS PER SHARE

We report earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options by using the treasury stock method that the proceeds we receive from an in-the-money option exercise are used towards repurchasing common shares in the market. For the years ended June 30, 2021, and 2020, we have calculated the diluted effect of common stocks arising from 484,000 and 251,291 stock options, respectively.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Year Ended June 30,
	2021	2020
Net income attributable to Parent Company	$17,699,035	$5,550,618
Weighted-average shares of common stock outstanding:
Basic	11,350,946	10,581,499
Dilutive effect of common stock equivalents arising from stock options	241,955	134,480
Diluted Outstanding shares	11,592,901	10,715,979
Basic earnings per share attributable to Parent Company stockholders	$1.56	$0.52
Diluted earnings per share attributable to Parent Company stockholders	$1.53	$0.52

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $25,754, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended at a monthly rent of $25,752, by an additional fifty months to December 31, 2023. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, FTI leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000 and the additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700 that expired on August 31, 2021, and extended by an additional twelve months to August 31, 2022. We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2021, and extended by an additional twelve months to September 4, 2022.

Rent expense for the years ended June 30, 2021, and 2020 was $446,614 and $435,683, respectively. Future minimum payments under operating leases are as follows:

	Payments due by June 30,
	2022	2023	2024	Total
Administrative office, San Diego, CA	$321,930	$321,930	$160,965	$804,825
Administrative office, Korea	20,849	–	–	20,849
Total Obligations	$342,779	$321,930	$160,965	$825,674

As of June 30, 2021, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions.

Future minimum payments under operating leases are as follows:

Operating Leases
Fiscal 2022	$342,779
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	825,674
Less imputed interest	(40,218)
Total	$785,456

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business. Management does not expect any material adverse outcome.

Verizon Jetpack Recall

On April 8th, Verizon issued a press release announcing that it is working with the U.S. Consumer Product Safety Commission (CPSC) to conduct a voluntary recall of certain Verizon Ellipsis Jetpack mobile hotspot devices, indicating that the lithium-ion battery in the devices can overheat, posing a fire and burn hazard. According to the CPSC release, the recall affects approximately 2.5 million devices. We import the devices and supply them to Verizon.

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

We are actively discussing ways to resolve the consequences of the recall, including the costs to Verizon of conducting the recall, impacts on our manufacturing partners and our future business relationship with Verizon. Our suppliers and component manufactures, as well as relevant insurance carriers have been notified and are also participating.

Future Impact on Financial Performance

We need to resolve the recall to ensure future sales to Verizon. Discussions are ongoing but no agreement for future products have been reached at this time. We are striving to avoid litigation arising from the recall and have not received court filings from any of the parties involved at this time.

We are not currently able to estimate the financial impact of the recall on our future operations. At this time, we do not have information that identifies the cause of the alleged incidents. We also do not have any specific legal claims or theories of causation for device failure incidents that would allow us to estimate the ultimate cost of potential future litigation. Although the recall notice identified 2.5 million devices, we are unable to predict the number of units that may be returned or the costs and damages that may be alleged in the future.

Shareholder Litigation

We have been made aware of legal actions alleging, among other things, that we had prior knowledge that the recall was likely and did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we intend to vigorously defend against these claims.

Swing Profits Litigation

A legal action was filed against Franklin, as a nominal defendant, on or about July 22, 2021, claiming that OC Kim violated rule 16b of the Securities Act for taking swing profits from a sale and purchase of shares in violation of the Act. We believe the allegations are not supported by the facts and we intend to vigorously defend against these claims.

Anydata, Inc.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the product ACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered with our main vendor, Quanta. We believe that the Company will be able to supply some of the products to another customer and has received personal guarantees from the ownership group of Anydata. As of June 30, 2019, the remaining unfulfilled purchase commitment was approximately $3.1 million. The total product purchase commitment with Quanta was approximately $2.9 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of June 30, 2020, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met, and for the quarter ended December 31, 2020, the prepaid expense of $149,580 has been recorded as a cost of goods sold. As of June 30, 2021, there is a reasonable possibility we may incur a loss; however, the amount is not estimable at this time. On January 25th, 2021, we commenced legal action against Anydata and its principal officers in San Diego Superior Court, case number 37-2021-00003468-CU-BC-CTL.

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

NOTE 9 - LONG-TERM INCENTIVE PLAN AWARDS

We apply the provisions of ASC 718, “Compensation - Stock Compensation,” to all of our stock-based compensation awards, and use the Black-Scholes option pricing model to value stock options. Under this application, we record compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award, i.e. the vesting period.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $380,758 and $0 compensation expenses recorded under this method for the years ended June 30, 2021, and 2020, respectively.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2019	299,000	$1.04	2.75	$241,220
Granted	–	–	–	–
Exercised	(35,709)	0.93	–	–
Cancelled	–	–	–	–
Forfeited or expired	(12,000)	1.35	–	–
Outstanding as of June 30, 2020	251,291	$1.05	1.95	$1,124,525
Granted	299,000	5.40	–	–
Exercised	(61,291)	1.22	–	–
Cancelled	–	–	–	–
Forfeited or expired	(5,000)	5.40	–	–
Outstanding as of June 30, 2021	484,000	$3.67	2.83	$2,662,830

Exercisable as of June 30, 2021	190,000	$0.99	0.95	$1,554,450

  The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $9.17 as of June 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2021, in the amount of 484,000 shares was $3.02 per share.

As of June 30, 2021, there was unrecognized compensation cost of $808,225 related to non-vested stock options granted.

