Form 10-Q
period 2021-09-30
FRANKLIN WIRELESS CORP
filed 2021-11-09
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30,2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(858) 623-0000

Registrant's telephone number, including area code

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	FKWL	The Nasdaq Stock Market LLC

The Registrant has 11,594,280 shares of common stock outstanding as of November 9, 2021.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2021. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	September 30, 2021
	(Unaudited)	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$39,277,925	$45,796,006
Certificates of deposit account	5,386,619	5,386,034
Accounts receivable	1,561,747	2,542,429
Other receivables, net	30,321	50,040
Inventories, net	727,943	975,519
Prepaid income taxes	102,055	–
Prepaid expenses and other current assets	34,440	44,984
Advance payments to vendors	128,744	40,630
Total current assets	47,249,794	54,835,642
Property and equipment, net	134,856	151,610
Intangible assets, net	1,189,924	1,246,750
Deferred tax assets, non-current	827,116	387,548
Goodwill	273,285	273,285
Right of use assets	662,629	753,263
Other assets	135,218	140,539
TOTAL ASSETS	$50,472,822	$57,788,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,562,323	$9,718,989
Income tax payable	263,519	333,503
Unearned revenue from customers	125,701	–
Accrued liabilities	738,957	785,525
Lease liabilities, current	299,721	317,519
Total current liabilities	4,990,221	11,155,536
Lease liabilities, non-current	391,882	467,937
Total liabilities	5,382,103	11,623,473

Commitments and contingencies (Note 8)	–	–
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2021 and June 30, 2021	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,594,280 and 11,590,281 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	14,073	14,069
Additional paid-in capital	13,088,363	12,972,234
Retained earnings	34,623,489	35,727,094
Treasury stock, 2,549,208 shares as of September 30, 2021 and June 30, 2021	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(600,107)	(472,502)
Total Parent Company stockholders’ equity	43,570,925	44,686,002
Non-controlling interests	1,519,794	1,479,162
Total stockholders’ equity	45,090,719	46,165,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,472,822	$57,788,637

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,
	2021	2020
Net sales	$3,344,060	$62,569,450
Cost of goods sold	2,851,096	50,898,219
Gross profit	492,964	11,671,231
Operating expenses:
Selling, general and administrative	1,077,815	1,521,459
Research and development	1,021,902	978,392
Total operating expenses	2,099,717	2,499,851
(Loss) income from operations	(1,606,753)	9,171,380
Other income, net:
Interest income	1,923	2,894
Income from governmental subsidy	84,746	22,086
Other income (expense), net	45,855	(18,178)
Total other income, net	132,524	6,802
(Loss) income before provision for income taxes	(1,474,229)	9,178,182
Income tax (benefit) provision	(411,256)	2,000,734
Net (loss) income	(1,062,973)	7,177,448
Less: non-controlling interests in net income of subsidiary at 33.7%	40,632	257,088
Net (loss) income attributable to Parent Company	$(1,103,605)	$6,920,360

Basic (loss) earnings per share attributable to Parent Company stockholders	$(0.10)	$0.65
Diluted (loss) earnings per share attributable to Parent Company stockholders	$(0.10)	$0.64

Weighted average common shares outstanding - basic	11,593,006	10,666,059
Weighted average common shares outstanding - diluted	11,593,006	10,818,050

Comprehensive (loss) income
Net (loss) income	$(1,062,973)	$7,177,448
Translation adjustments	(127,605)	66,424
Comprehensive (loss) income	(1,190,578)	7,243,872
Less: comprehensive income attributable to non-controlling interest	40,632	257,088
Comprehensive income attributable to controlling interest	$(1,231,210)	$6,986,784

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2021 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance at June 30, 2021	11,590,281	$14,069	$12,972,234	$35,727,094	$(3,554,893)	$(472,502)	$1,479,162	$46,165,164
Net loss attributable to Parent Company	–	–	–	(1,103,605)	–	–	–	(1,103,605)
Foreign exchange translation	–	–	–	–	–	(127,605)	–	(127,605)
Issuance of stock related to stock option exercised	3,999	4	21,591	–	–	–	–	21,595
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	40,632	40,632
Stock based compensation	–	–	94,538	–	–	–	–	94,538
Balance at September 30, 2021 (unaudited)	11,594,280	$14,073	$13,088,363	$34,623,489	$(3,554,893)	$(600,107)	$1,519,794	$45,090,719

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance at June 30, 2020	10,605,912	$14,007	$7,475,365	$18,028,059	$(4,513,479)	$(650,426)	$782,015	$21,135,541
Net income attributable to Parent Company	–	–	–	6,920,360	–	–	–	6,920,360
Foreign exchange translation	–	–	–	–	–	66,424	–	66,424
Issuance of stock related to stock option exercised	13,000	13	17,407	–	–	–	–	17,420
Compensation expense related to stock option granted			85,987					85,987
Sales of treasury stock	923,078	–	5,041,422	–	958,586	–	–	6,000,008
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	257,088	257,088
Balance at September 30, 2020 (unaudited)	11,541,990	$14,020	$12,620,181	$24,948,419	$(3,554,893)	$(584,002)	$1,039,103	$34,482,828

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,062,973)	$7,177,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,786	22,406
Amortization of intangible assets	93,694	127,640
Stock based compensation	94,538	85,987
Bad debt expense	–	93,151
Amortization of right of use assets	90,634	92,651
Deferred tax (benefit)	(439,568)	84,871
Increase (decrease) in cash due to change in:
Accounts receivable	1,000,401	(11,945,931)
Inventories	247,576	9,018,037
Prepaid expenses and other current assets	10,544	9,192
Prepaid income taxes	(102,055)	–
Advance payments to vendors	(88,114)	(9,870)
Other assets	5,321	(2,925)
Accounts payable	(6,156,666)	2,766,929
Income tax payable	(69,984)	1,883,173
Unearned revenue from customers	125,701	–
Lease liabilities	(93,853)	(95,871)
Accrued liabilities	(46,568)	(148,193)
Net cash (used) provided by operating activities	(6,368,586)	9,158,695

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(585)	(1,621)
Purchases of property and equipment	(6,032)	(5,704)
Payments for capitalized product development costs	(35,543)	(78,342)
Purchases of intangible assets	(1,325)	(938)
Net cash used in investing activities	(43,485)	(86,605)

CASH FLOW FROM FINANCING ACTIVITIES:
Sales of common stock sold from treasury stock	–	6,000,008
Cash received from exercise of stock options	21,595	17,420
Net cash provided by financing activities	21,595	6,017,428

Effect of foreign currency translation	(127,605)	66,424
Net (decrease) increase in cash and cash equivalents	(6,518,081)	15,155,942
Cash and cash equivalents, beginning of year	45,796,006	28,161,644
Cash and cash equivalents, end of year	$39,277,925	$43,317,586

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(200,350)	$(7,335)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. ("FTI"), with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) as of September 30, 2021, and June 30, 2021. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of September 30, 2021, or June 30, 2021.

Non-controlling Interest in a Consolidated Subsidiary

As of September 30, 2021, the non-controlling interest was $1,519,794, which represents a $40,632 increase from $1,479,162 as of June 30, 2021.  The increase in the non-controlling interest of $40,632 was from income in the subsidiary of $120,723 incurred for the three months ended September 30, 2021.

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

We generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended September 30,
Net sales:	2021	2020
North America	$3,171,198	$62,569,138
Asia	172,862	312
Totals	$3,344,060	$62,569,450

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2021	June 30, 2021
North America	$1,272,674	$1,349,320
Asia	52,106	49,040
Totals	$1,324,780	$1,398,360

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of September 30, 2021, we did not believe an allowance for doubtful accounts was necessary.

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the quarter ended September 30, 2021 was not material.

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

The balances of our trade receivables are as follows:

	September 30, 2021	June 30, 2021
Accounts Receivable	$1,561,747	$2,542,429

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended September 30, 2021, and June 30, 2021.

Our contract liabilities are as follows:

	September 30, 2021	June 30, 2021
Undelivered products	$265,701	$140,000

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the three months ended September 30, 2021. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the three months ended September 30, 2021. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of September 30, 2021, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $78,000 and $114,000 associated with capitalized product development costs associated with complete technology for the three months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, and June 30, 2021, capitalized product development costs in progress were $635,782 and $602,388, respectively, and the amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2021 and 2020, we incurred $35,543 and $78,342, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $1,021,902 and $978,392 for the three months ended September 30, 2021 and 2020, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $45,384 and $282,066 for the three months ended September 30, 2021 and 2020, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of September 30, 2021, and June 30, 2021, we did not record any reserve for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of September 30, 2021 or June 30, 2021.

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

As of September 30, 2021, and June 30, 2021, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Stock-based Compensation

The Company’s employee share-based awards result in a cost that is measured at fair value on an award’s grant date, based on the estimated number of awards that are expected to vest. Compensation costs are recognized over the period that an employee provides service in exchange for the award, i.e. the vesting period. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock-based compensation costs are reflected in the accompanying consolidated statements of comprehensive income based upon the underlying recipients' roles within the Company.

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

As of September 30, 2021, we have no material unrecognized tax benefits. We recorded income tax benefit of $411,256 for the three months ended September 30, 2021, and income tax provision of $2,000,734 for the three months ended September 30, 2020. We also recorded an increase in deferred tax asset, non-current, of $439,568 and a decrease in deferred tax asset, non-current, of $84,871 for the three months ended September 30, 2021 and 2020, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2021, sales to our two largest customers accounted for 64% and 16% of our consolidated net sales, and 0% and 33% of our accounts receivable balance as of September 30, 2021. In the same period of 2020, sales to our two largest customers accounted for 48% and 43% of our consolidated net sales, and 4% and 91% of our accounts receivable balance as of September 30, 2020. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2021 and 2020.

For the three months ended September 30, 2021, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the three months ended September 30, 2021, we purchased wireless data products from these manufacturers in the amount of $2,473,117, or 99% of total purchases, and had related accounts payable of $3,159,529 as of September 30, 2021. In the same period of 2020, we purchased wireless data products from these manufacturers in the amount of $41,210,624, or 98% of total purchases, and had related accounts payable of $44,081,107 as of September 30, 2020.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2021 included in our Form 10-K filed on September 28, 2021. The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS

The definite lived intangible assets consisted of the following as of September 30, 2021:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.3 years	$18,397	$16,864	$1,533
Technology in progress	Not Applicable	–	635,782	–	635,782
Software	5 years	2.9 years	401,136	279,625	121,511
Patents	10 years	3.7 years	21,105	13,483	7,622
Certifications & licenses	3 years	1.4 years	1,072,919	649,443	423,476
Total as of September 30, 2021			$2,149,339	$959,415	$1,189,924

The definite lived intangible assets consisted of the following as of June 30, 2021:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.5 years	$18,397	$15,331	$3,066
Technology in progress	Not Applicable	–	602,388	–	602,388
Software	5 years	3.0 years	399,811	268,495	131,316
Patents	10 years	3.9 years	21,105	12,951	8,154
Certifications & licenses	3 years	1.6 years	1,070,770	568,944	501,826
Total as of June 30, 2021			$2,112,471	$865,721	$1,246,750

Amortization expense recognized during the three months ended September 30, 2021 and 2020 was $93,694 and $127,640, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2022	FY2023	FY2024	FY2025	FY2026	Thereafter
Total	$406,199	$341,849	$199,660	$148,422	$14,192	$79,602

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2021	June 30, 2021
Machinery and Commercial Equipment	$67,305	$67,044
Office equipment	296,962	291,191
Molds	575,552	575,552
	939,819	933,787
Less accumulated depreciation	(804,963)	(782,177)
Total	$134,856	$151,610

Depreciation expense associated with property and equipment was $22,786 and $22,406 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2021	June 30, 2021
Accrued payroll deductions owed to government entities	$64,486	$66,307
Accrued commission to a customer	417,567	451,898
Accrued vacation	67,480	73,900
Accrued undelivered inventory	140,000	140,000
Accrued commission for service providers	48,750	52,500
Other accrued liabilities	674	920
Total	$738,957	$785,525

NOTE 7 – EARNINGS PER SHARE

For the three months ended September 30, 2021, we were in a net loss position and have excluded 477,001 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. For the three months ended September 30, 2020, we have calculated the diluted effect of common stock arising from 537,291 stock options.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended September 30,
	2021	2020
Net (loss) income attributable to Parent Company	$(1,103,605)	$6,920,360

Weighted-average shares of common stock outstanding:
Basic shares outstanding	11,593,006	10,666,059
Dilutive effect of common stock equivalents arising from stock options	–	151,991
Diluted shares outstanding	11,593,006	10,818,050
Basic (loss) earnings per share	$(0.10)	$0.65
Diluted (loss) earnings per share	$(0.10)	$0.64

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 for the three months ended September 30, 2021 and 2020.

Our Korea-based subsidiary, FTI leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000 and the additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700 that expired on August 31, 2021, and extended by an additional twelve months to August 31, 2022. We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2021, and extended by an additional twelve months to September 4, 2022. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2021 and 2020. This facility is also covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2021, and extended by an additional twelve months to September 4, 2022. Rent expense related to this lease was $2,223 and $2,190 for the three months ended September 30, 2021 and 2020, respectively.

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

Future minimum payments under operating leases are as follows:

Operating Leases
Fiscal 2022 remaining nine months	$241,448
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	724,343
Less imputed interest	(32,740)
Total	$691,603

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

We are actively discussing ways to resolve the consequences of the recall, including the costs to Verizon of conducting the recall, impacts on our manufacturing partners and our future business relationship with Verizon. Our suppliers and component manufacturers, as well as relevant insurance carriers, have been notified and are also participating.

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

Shareholder Litigation

A shareholder action, Ali vs. Franklin Wireless Corp. et al. Case #3:21-cv-00687-AJB-MSB, was filed in the U.S. District Court, Southern District of California (San Diego) on April 16, 2021, alleging, among other things, that we had prior knowledge that the recall was likely and that we did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we will vigorously defend against such claims.

“Short-Swing” Profits Litigation

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Nosirrah Management LLC v. Franklin Wireless et al. Case # 3:21-cv-01316-CAB-JLB, on or about July 22, 2021, claiming that our Chief Executive Officer, OC Kim, violated Section 16(b)b of the Securities Exchange Act of 1934 for receiving “short-swing” profits from a sale and purchase of Franklin shares, in violation of the Act. We believe the allegations are not supported by the facts and we intend to vigorously defend against these claims.

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

The Board of Directors has approved extension of the Change of Control Agreements with Mr. Kim and Mr. Lee through October 1, 2024. On October 1, 2021, the Board of Directors renewed Franklin’s management agreement with its Chief Executive Officer, OC Kim.

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

In July of 2020, the Board of Directors adopted the 2020 Franklin Wireless Corp. Stock Option Plan (the “2020 Plan”), which covers 800,000 shares of Common Stock. The 2020 Plan provide for the grant of incentive stock options, non-qualified stock options and restricted stock to our employees, directors, and independent contractors. These options will have such vesting or other provisions as may be established by the Board of Directors at the time of each grant.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $94,538 and $85,987 compensation expenses recorded under this method for the three months ended September 30, 2021 and 2020, respectively.

A summary of the status of our stock options is presented below as of September 30, 2021:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2021	484,000	$3.67	2.83	$2,662,830
Granted	–	–	–	–
Exercised	(3,999)	5.40	–	–
Cancelled	–	–	–	–
Forfeited or expired	(3,000)	5.40	–	–
Outstanding as of September 30, 2021	477,001	$3.64	2.56	$1,725,372

Exercisable as of September 30, 2021	303,622	$2.64	0.70	$1,402,888

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $7.26 as of September 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2021, in the amount of 477,001 shares was $3.00 per share. As of September 30, 2021, there was unrecognized compensation cost of $700,605 related to non-vested stock options granted.

A summary of the status of our stock options is presented below as of September 30, 2020:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value

Outstanding as of June 30, 2020	251,291	$1.05	1.95	$1,124,525
Granted	299,000	4.04	–	–
Exercised	(13,000)	(1.34)	–	–
Cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding as of September 30, 2020	537,291	$2.65	3.42	$6,731,502

Exercisable as of September 30, 2020	537,291	$1.03	1.70	$3,565,092

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance.  These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2021, filed on September 28, 2021.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2021, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2021.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2021 and 2020, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2021		2020

Net sales	100.0%		100.0%
Cost of goods sold	85.3%		81.3%
Gross profit	14.7%		18.7%
Operating expenses	62.8%		4.0%
(Loss) income from operations	(48.1%	)	14.7%
Other income, net	4.0%		0.0%
Net income before income taxes	(44.1%	)	14.7%
Income tax (benefit) provision	(12.3%	)	3.2%
Net (loss) income	(31.8%	)	11.5%
Less: non-controlling interest in net income of subsidiary	1.2%		0.4%
Net (loss) income attributable to Parent Company stockholders	(33.0%	)	11.1%

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

NET SALES - Net sales decreased by $59,225,390, or 94.7%, to $3,344,060 for the three months ended September 30, 2021 from $62,569,450 for the corresponding period of 2020. For the three months ended September 30, 2021, net sales by geographic regions, consisting of the North America and Asia, were $3,171,198 (94.8% of net sales) and $172,862 (5.2% of net sales), respectively. For the three months ended September 30, 2020, net sales by geographic regions, consisting of North America and Asia, were $62,569,138 (100.0% of net sales) and $312 (0.0% of net sales), respectively.

Net sales in North America decreased by $59,397,940, or 94.9%, to $3,171,198 for the three months ended September 30, 2021 from $62,569,138 for the corresponding period of 2020. The decrease in net sales in North America was primarily due to the reduction of demand for wireless products from two major carrier customers, principally due to the unprecedently high volume of demand for wireless products during the prior period, which coincided with the early stages of the Covid-19 Pandemic period, as well as the delayed launch of a new product. Net sales in Asia increased by $172,550, or 55,304.5%, to $172,862 for the three months ended September 30, 2021 from $312 for the corresponding period of 2020. The increase in net sales was primarily due to the revenue generated from the material sales and product development service by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $11,178,267, or 95.8%, to $492,964 for the three months ended September 30, 2021 from $11,671,231 for the corresponding period of 2020. The gross profit in terms of net sales percentage was 14.7% for the three months ended September 30, 2021 compared to 18.7% for the corresponding period of 2020. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to the revenues generated from material sales by FTI, which involved higher costs of goods sold.

OPERATING EXPENSES - Operating expenses decreased by $400,134, or 16.0%, to $2,099,717 for the three months ended September 30, 2021 from $2,499,851 for the corresponding period of 2020. The decrease in operating expenses was primarily due to the decreased shipping and handling costs related to the reduced volume of product shipments and sales, by approximately $235,000, as well as decreased bad debt expense.

OTHER INCOME, NET - Other income, net increased by $125,722, or 1,848.3%, to $132,524 for the three months ended September 30, 2021 from $6,802 for the corresponding period of 2020. The increase was primarily due to product development funding received by FTI from a government entity.

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

Our principal source of liquidity as of September 30, 2021 consisted of cash and cash equivalents as well as short-term investments of $44,664,544.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the three months ended September 30, 2021 was $6,368,586, compared to net cash provided by operating activities for the three months ended September 30, 2020 of $9,158,695.

The $6,368,586 in net cash used by operating activities for the three months ended September 30, 2021 was primarily due to the decrease in accounts payable of $6,156,666 as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by a decrease in accounts receivable of $1,000,401.

The $9,158,695 in net cash provided by operating activities for the three months ended September 30, 2020 was primarily due to the decrease in inventories of $9,018,037 and increases in accounts payable and income tax payable of $2,766,929 and $1,883,173, respectively, as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by the increase in accounts receivable of $11,945,931.

INVESTING ACTIVITIES - Net cash used in investing activities for the three months ended September 30, 2021 and 2020 was $43,485 and $86,605, respectively.

The $43,485 in net cash used in investing activities for the three months ended September 30, 2021 was primarily due to the payments for capitalized product development of $35,543, and the $86,605 in net cash used in investing activities for the three months ended September 30, 2020 was primarily due to the payments for capitalized product development of $78,342.

FINANCING ACTIVITIES - Net cash provided by financing activities for the three months ended September 30, 2021 and 2020 was $21,595 and $6,017,428, respectively.

The $21,595 in net cash provided by financial activities for the three months ended September 30, 2021 was from cash received from exercise of stock options. The $6,017,428 in net cash provided by financing activities for the three months ended September 30, 2020 was primarily due to the issuance of 923,078 shares of Common Stock to investors for $6,000,008 in cash.

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

Rent expense for the three months ended September 30, 2021 and 2020 was $111,586 and $111,553, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three months ended September 30, 2021, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on September 28, 2021 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Chief Executive Officer)

	By:	/s/ David Brown
David Brown
Dated: November 9, 2021		Acting Chief Financial Officer

