Form 10-Q
period 2021-12-31
FRANKLIN WIRELESS CORP
filed 2022-02-09
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 11,594,280 shares of common stock outstanding as of February 9, 2022.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	December 31, 2021
	(Unaudited)	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$36,701,910	$45,796,006
Certificates of deposit account	5,387,090	5,386,034
Accounts receivable	1,223,226	2,542,429
Other receivables, net	23,599	50,040
Inventories, net	1,923,361	975,519
Prepaid income taxes	102,055	–
Prepaid expenses and other current assets	51,929	44,984
Advance payments to vendors	88,722	40,630
Total current assets	45,501,892	54,835,642
Property and equipment, net	128,594	151,610
Intangible assets, net	1,476,110	1,246,750
Deferred tax assets, non-current	1,320,041	387,548
Goodwill	273,285	273,285
Right of use assets	592,036	753,263
Other assets	135,172	140,539
TOTAL ASSETS	$49,427,130	$57,788,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,529,341	$9,718,989
Income tax payable	272,910	333,503
Unearned revenue from customers	390,551	–
Accrued liabilities	657,340	785,525
Lease liabilities, current	302,728	317,519
Total current liabilities	5,152,870	11,155,536
Lease liabilities, non-current	315,063	467,937
Total liabilities	5,467,933	11,623,473

Commitments and contingencies (Note 8)	–	–
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2021 and June 30, 2021	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,594,280 and 11,590,281 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	14,073	14,069
Additional paid-in capital	13,186,290	12,972,234
Retained earnings	33,437,892	35,727,094
Treasury stock, 2,549,208 shares as of December 31, 2021 and June 30, 2021	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(673,188)	(472,502)
Total Parent Company stockholders’ equity	42,410,174	44,686,002
Non-controlling interests	1,549,023	1,479,162
Total stockholders’ equity	43,959,197	46,165,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,427,130	$57,788,637

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$1,821,589	$66,247,578	$5,165,649	$128,817,028
Cost of goods sold	1,457,609	54,955,123	4,308,705	105,853,342
Gross profit	363,980	11,292,455	856,944	22,963,686

Operating expenses:
Selling, general and administrative	1,024,794	1,409,026	2,102,609	2,930,485
Research and development	1,107,139	1,151,732	2,129,041	2,130,124
Total operating expenses	2,131,933	2,560,758	4,231,650	5,060,609
(Loss) income from operations	(1,767,953)	8,731,697	(3,374,706)	17,903,077

Other income (loss), net:
Interest income	1,887	1,760	3,810	4,654
Income from governmental subsidy	9,234	44,347	93,980	66,433
Gain from the forgiveness of payroll protection plan loan	–	487,300	–	487,300
Other income (loss), net	123,712	(150,874)	169,567	(169,052)
Total other income (loss), net	134,833	382,533	267,357	389,335
(Loss) income before (benefit) provision for income taxes	(1,633,120)	9,114,230	(3,107,349)	18,292,412
Income tax (benefit) provision	(476,752)	2,138,406	(888,008)	4,139,140
Net (loss) income	(1,156,368)	6,975,824	(2,219,341)	14,153,272
Less: non-controlling interests in net income of subsidiary at 33.7%	29,229	119,213	69,861	376,301
Net (loss) income attributable to Parent Company	$(1,185,597)	$6,856,611	$(2,289,202)	$13,776,971

Basic (loss) income per share attributable to Parent Company stockholders	$(0.10)	$0.59	$(0.20)	$1.24
Diluted (loss) income per share attributable to Parent Company stockholders	$(0.10)	$0.58	$(0.20)	$1.22

Weighted average common shares outstanding – basic	11,594,280	11,566,309	11,593,650	11,118,511
Weighted average common shares outstanding – diluted	11,594,280	11,727,282	11,593,650	11,279,483

Comprehensive (loss) income
Net (loss) income	$(1,156,368)	$6,975,824	$(2,219,341)	$14,153,272
Translation adjustments	(73,081)	218,096	(200,686)	284,520
Comprehensive (loss) income	(1,229,449)	7,193,920	(2,420,027)	14,437,792
Less: comprehensive income attributable to non-controlling interest	29,229	119,213	69,861	376,301
Comprehensive (loss) income attributable to controlling interest	$(1,258,678)	$7,074,707	$(2,489,888)	$14,061,491

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2021 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance at June 30, 2021	11,590,281	$14,069	$12,972,234	$35,727,094	$(3,554,893)	$(472,502)	$1,479,162	$46,165,164
Net loss attributable to Parent Company	–	–	–	(1,103,605)	–	–	–	(1,103,605)
Foreign exchange translation	–	–	–	–	–	(127,605)	–	(127,605)
Issuance of stock related to stock option exercised	3,999	4	21,591	–	–	–	–	21,595
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	40,632	40,632
Compensation expense related to stock option granted	–	–	94,538	–	–	–	–	94,538
Balance at September 30, 2021 (unaudited)	11,594,280	$14,073	$13,088,363	$34,623,489	$(3,554,893)	$(600,107)	$1,519,794	$45,090,719
Net loss attributable to Parent Company	–	–	–	(1,185,597)	–	–	–	(1,185,597)
Foreign exchange translation	–	–	–	–	–	(73,081)	–	(73,081)
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	29,229	29,229
Compensation expense related to stock option granted	–	–	97,927	–	–	–	–	97,927
Balance at December 31, 2021 (unaudited)	11,594,280	$14,073	$13,186,290	$33,437,892	$(3,554,893)	$(673,188)	$1,549,023	$43,959,197

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2020 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2020	10,605,912	$14,007	$7,475,365	$18,028,059	$(4,513,479)	$(650,426)	$782,015	$21,135,541
Net income attributable to Parent Company	–	–	–	6,920,360	–	–	–	6,920,360
Foreign exchange translation	–	–	–	–	–	66,424	–	66,424
Issuance of stock related to stock option exercised	13,000	13	17,407	–	–	–	–	17,420
Sales of treasury stock	923,078	–	5,041,422	–	958,586	–	–	6,000,008
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	257,088	257,088
Compensation expense related to stock option granted	–	–	85,987	–	–	–	–	85,987
Balance at September 30, 2020 (unaudited)	11,541,990	$14,020	$12,620,181	$24,948,419	$(3,554,893)	$(584,002)	$1,039,103	$34,482,828
Net income attributable to Parent Company	–	–	–	6,856,611	–	–	–	6,856,611
Foreign exchange translation	–	–	–	–	–	218,096	–	218,096
Issuance of stock related to stock option exercised	34,291	34	38,536	–	–	–	–	38,570
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	119,213	119,213
Compensation expense related to stock option granted	–	–	98,242	–	–	–	–	98,242
Balance at December 31, 2020 (unaudited)	11,576,281	$14,054	$12,756,959	$31,805,030	$(3,554,893)	$(365,906)	$1,158,316	$41,813,560

See accompanying notes to unaudited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended December 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,219,341)	$14,153,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,640	45,339
Amortization of intangible assets	226,129	240,535
Stock based compensation	192,465	184,229
Bad debt expense	–	335,935
Forgiveness of payroll protection plan loan	–	(487,300)
Amortization of right of use assets	161,227	183,938
Deferred tax (benefit)	(932,493)	252,908
Increase (decrease) in cash due to change in:
Accounts receivable	1,345,644	(718,138)
Inventories	(947,842)	(1,392,737)
Prepaid expenses and other current assets	(6,945)	7,539
Prepaid income taxes	(102,055)	–
Advance payments to vendors	(48,092)	(14,275)
Other assets	5,367	138,405
Accounts payable	(6,189,648)	21,856,374
Income tax payable	(60,593)	1,935,576
Unearned revenue from customers	390,551	–
Lease liabilities	(167,665)	(190,377)
Advance payments from customers	–	688,572
Accrued liabilities	(128,185)	(149,501)
Net cash (used) provided by operating activities	(8,435,836)	37,070,294

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,056)	(2,578)
Purchases of property and equipment	(22,624)	(10,013)
Payments for capitalized product development costs	(453,689)	(533,146)
Purchases of intangible assets	(1,800)	(1,403)
Net cash used in investing activities	(479,169)	(547,140)

CASH FLOW FROM FINANCING ACTIVITIES:
Sales of common stock sold from treasury stock	–	6,000,008
Cash received from exercise of stock options	21,595	55,990
Net cash provided by financing activities	21,595	6,055,998

Effect of foreign currency translation	(200,686)	284,520
Net (decrease) increase in cash and cash equivalents	(9,094,096)	42,863,672
Cash and cash equivalents, beginning of period	45,796,006	28,161,644
Cash and cash equivalents, end of period	$36,701,910	$71,025,316

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(200,350)	$1,940,825

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. ("FTI"), with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) as of December 31, 2021, and June 30, 2021. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of December 31, 2021, or June 30, 2021.

Non-controlling Interest in a Consolidated Subsidiary

As of December 31, 2021, the non-controlling interest was $1,549,023, which represents a $69,861 increase from $1,479,162 as of June 30, 2021.  The increase in the non-controlling interest of $69,861 was from income in the subsidiary of $207,564 incurred for the six months ended December 31, 2021.

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

We generate revenues from three geographic areas, consisting of North America, Caribbean and South America, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2021	2020	2021	2020
North America	$1,284,850	$66,229,782	$4,456,048	$128,798,920
Caribbean and South America	2,375	17,500	2,375	17,500
Asia	534,364	296	707,226	608
Totals	$1,821,589	$66,247,578	$5,165,649	$128,817,028

Long-lived assets, net (property and equipment and intangible assets):	December 31, 2021	June 30, 2021
North America	$1,541,039	$1,349,320
Asia	63,665	49,040
Totals	$1,604,704	$1,398,360

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of December 31, 2021, we did not believe an allowance for doubtful accounts was necessary.

Revenue Recognition

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the quarter ended December 31, 2021 was not material.

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

The balances of our trade receivables are as follows:

	December 31, 2021	June 30, 2021
Accounts Receivable	$1,223,226	$2,542,429

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended December 31, 2021, and June 30, 2021.

Our contract liabilities are as follows:

	December 31, 2021	June 30, 2021
Undelivered products	$530,551	$140,000

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the six months ended December 31, 2021. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the six months ended December 31, 2021. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of December 31, 2021, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $80,825 and $158,825 associated  with capitalized product development costs associated with complete technology for the three and six months ended December 31, 2021, respectively, and $86,000 and $200,000 for the three and six months ended December 31, 2020, respectively.

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

As of December 31, 2021, and June 30, 2021, capitalized product development costs in progress were $169,471 and $602,388, respectively, and the amounts are included in intangible assets in our consolidated balance sheets. For the three and six months ended December 31, 2021, we incurred $418,146 and $453,689, respectively , and for the three and six months ended December 31, 2020, we incurred $454,804 and $533,146, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $1,107,139 and $1,151,732 for the three months ended December 31, 2021 and 2020, respectively, and $2,129,041 and $2,130,124 for the six months ended December 31, 2021 and 2020, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $57,568 and $245,586 for the three months ended December 31, 2021 and 2020, respectively, and $102,952 and $527,652 for the six months ended December 31, 2021 and 2020, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of December 31, 2021, and June 30, 2021, we did not record any reserve for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of December 31, 2021 or June 30, 2021.

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

As of December 31, 2021, and June 30, 2021, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2021, we have no material unrecognized tax benefits. We recorded an income tax benefit of $476,752 and $888,008 for the three and six months ended December 31, 2021, respectively, and a provision for income taxes of $2,138,406 and $4,139,140 for the three and six months ended December 31, 2020, respectively. We also recorded an increase in deferred tax asset, non-current, of $492,925 and $932,493 for the three and six months ended December 31, 2021, respectively, and a decrease in deferred tax asset, non-current, of $168,037 and $252,908 for the three and six months ended December 31, 2020, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2021, sales to our two largest customers accounted for 50% and 19% of our consolidated net sales, and 0% and 36% of our accounts receivable balance as of December 31, 2021. In the same period of 2020, sales to our two largest customers accounted for 59% and 33% of our consolidated net sales, and 0% and 92% of our accounts receivable balance as of December 31, 2020. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2021 and 2020.

For the six months ended December 31, 2021, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the six months ended December 31, 2021, we purchased wireless data products from these manufacturers in the amount of $4,981,572, or 99% of total purchases, and had related accounts payable of $2,856,783 as of December 31, 2021. In the same period of 2020, we purchased wireless data products from these manufacturers in the amount of $105,965,938, or 99% of total purchases, and had related accounts payable of $62,966,217 as of December 31, 2020.

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

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS

The definite lived intangible assets consisted of the following as of December 31, 2021:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	169,471	–	169,471
Software	5 years	2.8 years	401,351	290,776	110,575
Patents	10 years	3.4 years	21,365	14,029	7,336
Certifications & licenses	3 years	1.3 years	1,957,376	768,648	1,188,728
Total as of December 31, 2021			$2,567,960	$1,091,850	$1,476,110

The definite lived intangible assets consisted of the following as of June 30, 2021:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.5 years	$18,397	$15,331	$3,066
Technology in progress	Not Applicable	–	602,388	–	602,388
Software	5 years	3.0 years	399,811	268,495	131,316
Patents	10 years	3.9 years	21,105	12,951	8,154
Certifications & licenses	3 years	1.6 years	1,070,770	568,944	501,826
Total as of June 30, 2021			$2,112,471	$865,721	$1,246,750

Amortization expense recognized for the three months ended December 31, 2021 and 2020 was $132,435 and $112,895, respectively, and for the six months ended December 31, 2021 and 2020 was $226,129 and $240,535, respectively. The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2022	FY2023	FY2024	FY2025	FY2026	Thereafter
Total	$369,306	$526,876	$376,258	$162,129	$14,041	$27,500

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2021	June 30, 2021
Machinery and Commercial Equipment	$67,542	$67,044
Office equipment	313,317	291,191
Molds	575,552	575,552
	956,411	933,787
Less accumulated depreciation	(827,817)	(782,177)
Total	$128,594	$151,610

Depreciation expense associated with property and equipment was $22,854 and $22,933 for the three months ended December 31, 2021 and 2020, respectively, and $45,640 and $45,339 for the six months ended December 31, 2021 and 2020, respectively.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2021	June 30, 2021
Accrued payroll deductions owed to government entities	$56,731	$66,307
Accrued commission to a customer	369,165	451,898
Accrued vacation	45,832	73,900
Accrued undelivered inventory	140,000	140,000
Accrued commission for service providers	45,000	52,500
Other accrued liabilities	612	920
Total	$657,340	$785,525

NOTE 7 – EARNINGS (LOSS) PER SHARE

For the three and six months ended December 31, 2021, we were in a net loss position and have excluded 863,001 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. For the three and six months ended December 31, 2020, we have calculated the diluted effect of common stock arising from 499,000 stock options.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net (loss) income attributable to Parent Company	$(1,185,597)	$6,856,611	$(2,289,202)	$13,776,971

Weighted-average shares of common stock outstanding:
Basic shares outstanding	11,594,280	11,566,309	11,593,650	11,118,511
Dilutive effect of common stock equivalents arising from stock options	–	160,973	–	160,973
Diluted shares outstanding	11,594,280	11,727,282	11,593,650	11,279,483
Basic (loss) income per share	$(0.10)	$0.59	$(0.20)	$1.24
Diluted (loss) income per share	$(0.10)	$0.58	$(0.20)	$1.22

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 for the three months ended December 31, 2021 and 2020 and $154,526 for the six months ended December 31, 2021 and 2020.

Our Korea-based subsidiary, FTI leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000 and the additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700 that expires on August 31, 2022. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2021 and 2020, and approximately $64,200 for the six months ended December 31, 2021 and 2020. This facility is also covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2022. Rent expense related to this lease was $2,756 and $2,337 for the three months ended December 31, 2021 and 2020, and approximately $4,979 and $ 4,527 for the six months ended December 31, 2021 and 2020.

As of December 31, 2021, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions.

Future minimum payments under operating leases are as follows:

Operating Leases
Fiscal 2022 remaining six months	$160,966
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	643,831
Less imputed interest	(26,070)
Total	$617,791

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

Verizon Jetpack Recall

On April 8, 2021, Verizon issued a press release announcing that it is working with the U.S. Consumer Product Safety Commission (CPSC) to conduct a voluntary recall of certain Verizon Ellipsis Jetpack mobile hotspot devices, indicating that the lithium-ion battery in the devices can overheat, posing a fire and burn hazard. According to the CPSC release, the recall affects approximately 2.5 million devices. We import the devices and supply them to Verizon.

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

Future Impact on Financial Performance

We are striving to avoid any litigation arising from the recall and have not been served with any legal action relating to the products covered by the recall. . We are not currently able to estimate the financial impact of the recall on our future operations. At this time, we do not have information that identifies the cause of the alleged incidents. We also do not have any specific legal claims or theories of causation for device failure incidents that would help us estimate the cost of potential future litigation. We have, however, created a litigation budget for the future cost of litigation.

Shareholder Litigation

Ali

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

Harwood

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Stephen Norwood Derivatively on Behalf of Nominal Defendant Franklin Wireless Corp. v. OC Kim, Et al., Case #21cv01837-JAH-DEB, on or about October 29, 2021, claiming among other things, that we had prior knowledge that the recall was likely and that we did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we will vigorously defend against such claims.

Martin

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Debra Martin, derivatively on behalf of nominal defendant Franklin Wireless Corp. v. OC Kim, Et al., Case #21cv2091-CAB-KSC, on or about December 15, 2021, claiming among other things, that we had prior knowledge that the recall was likely and that we did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we will vigorously defend against such claims.

“Short-Swing” Profits Litigation

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Nosirrah Management LLC v. Franklin Wireless et al. Case # 3:21-cv-01316-CAB-JLB, on or about July 22, 2021, claiming that our Chief Executive Officer, OC Kim, violated Section 16(b)b of the Securities Exchange Act of 1934 for receiving “short-swing” profits from a sale and purchase of Franklin shares, in violation of that Act. We believe the allegations are not supported by the facts and we intend to vigorously defend against these claims.

Franklin v. Anydata, Inc.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the product ACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered with our main vendor, Quanta. We believe that the Company will be able to supply some of the products to another customer and has received personal guarantees from the ownership group of Anydata. As of June 30, 2019, the remaining unfulfilled purchase commitment was approximately $3.1 million. The total product purchase commitment with Quanta was approximately $2.9 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of June 30, 2020, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met, and for the quarter ended December 31, 2020, the prepaid expense of $149,580 has been recorded as a cost of goods sold. As of December 31, 2021, there is a reasonable possibility we may incur a loss; however, the amount is not estimable at this time. On January 25th, 2021, we commenced legal action against Anydata and its principal officers in San Diego Superior Court, case number 37-2021-00003468-CU-BC-CTL.

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

NOTE 9 - LONG-TERM INCENTIVE PLAN AWARDS

We apply the provisions of ASC 718, “Compensation - Stock Compensation,” to all of our stock-based compensation awards and use the Black-Scholes option pricing model to value stock options. Under this application, we record compensation expense for all awards granted.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $192,465 and $184,229 compensation expenses recorded under this method for the six months ended December 31, 2021 and 2020, respectively.

A summary of the status of our stock options is presented below as of December 31, 2021:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2021	484,000	$3.67	2.83	$2,662,830
Granted	388,000	3.38	–	–
Exercised	(3,999)	5.40	–	–
Cancelled	–	–	–	–
Forfeited or expired	(5,000)	5.40	–	–
Outstanding as of December 31, 2021	863,001	$3.52	3.51	$1,026,570

Exercisable as of December 31, 2021	329,115	$2.84	1.76	$644,472

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.37 as of December 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2021, in the amount of 863,001 shares was $2.99 per share. As of December 31, 2021, there was unrecognized compensation cost of $1,750,766 related to non-vested stock options granted.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2021, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the six months ended December 31, 2021.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2021 and 2020, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.0%	83.0%	83.4%	82.2%
Gross profit	20.0%	17.0%	16.6%	17.8%
Operating expenses	117.1%	3.9%	81.9%	3.9%
(Loss) income from operations	(97.1%)	13.1%	(65.3%)	13.9%
Other income, net	7.4%	0.6%	5.2%	0.3%
Net income before income taxes	(89.7%)	13.7%	(60.1%)	14.2%
Income tax (benefit) provision	(26.2%)	3.2%	(17.2%)	3.2%
Net (loss) income	(63.5%)	10.5%	(42.9%)	11.0%
Less: non-controlling interest in net income of subsidiary	1.6%	0.2%	1.4%	0.3%
Net (loss) income attributable to Parent Company stockholders	(65.1%)	10.3%	(44.3%)	10.7%

THREE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2020

NET SALES - Net sales decreased by $64,425,989, or 97.3%, to $1,821,589 for the three months ended December 31, 2021 from $66,247,578 for the corresponding period of 2020. For the three months ended December 31, 2021, net sales by geographic regions, consisting of the North America, the countries in the Caribbean and South America, and Asia, were $1,284,850 (70.5% of net sales), $2,375 (0.1% of net sales), and $534,364 (29.4%), respectively. For the three months ended December 31, 2020, net sales by geographic regions, consisting of the North America, the countries in the Caribbean and South America, and Asia, were $66,229,782 (100.0% of net sales), $17,500 (0.0% of net sales) and $296 (0.0% of net sales), respectively.

Net sales in North America decreased by $64,944,932, or 98.1%, to $1,284,850 for the three months ended December 31, 2021 from $66,229,782 for the corresponding period of 2020. The decrease in net sales in North America was primarily due to the reduction of demand for wireless products from two major carrier customers, principally due to the unprecedented high volume of demand for wireless products during the prior period, which coincided with the early stages of the Covid-19 Pandemic period.

Net sales in Caribbean and South America decreased by $15,125, or 86.4%, to $2,375 for the three months ended December 31, 2021 from $17,500 for the corresponding period of 2020. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in Asia increased by $534,068, or 180,428.4%, to $534,364 for the three months ended December 31, 2021 from $296 for the corresponding period of 2020. The increase in net sales was primarily due to the revenue generated from the material sales by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $10,928,475, or 96.8%, to $363,980 for the three months ended December 31, 2021 from $11,292,455 for the corresponding period of 2020. The gross profit in terms of net sales percentage was 20.0% for the three months ended December 31, 2021 compared to 17.0% for the corresponding period of 2020. The increase in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to the revenues generated from three newly launched products sales during the three months ended December 31, 2021, which involved higher sales prices, which was partially offset by the revenues generated from material sales by FTI, which involved higher costs of goods sold.

OPERATING EXPENSES - Operating expenses decreased by $428,825, or 16.7%, to $2,131,933 for the three months ended December 31, 2021 from $2,560,758 for the corresponding period of 2020. The decrease in operating expenses was primarily due to the decreased shipping and handling costs related to the reduced volume of product shipments and sales, by approximately $190,000, as well as the decreased payroll and bad debt expense, by approximately $110,000 and $94,000, respectively.

OTHER INCOME, NET - Other income, net decreased by $247,700, or 64.8%, to $134,833 for the three months ended December 31, 2021 from $382,533 for the corresponding period of 2020. The decrease was primarily due to the completed gain from the forgiveness of the Payroll Protection Plan loan for the corresponding period of 2020 and the decreased product development funding received by FTI from a government entity, which was partially offset by the gain from the favorable changes in foreign currency exchange rates in FTI.

SIX MONTHS ENDED DECEMBER 31, 2021 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2020

NET SALES - Net sales decreased by $123,651,379, or 96.0%, to $5,165,649 for the six months ended December 31, 2021 from $128,817,028 for the corresponding period of 2020. For the six months ended December 31, 2021, net sales by geographic regions, consisting of the North America, the countries in the Caribbean and South America, and Asia, were $4,456,048 (86.3% of net sales), $2,375 (0.0% of net sales), and $707,226 (13.7% of net sales), respectively. For the six months ended December 31, 2020, net sales by geographic regions, consisting of North America, the countries in the Caribbean and South America, and Asia, were $128,798,920 (100.0% of net sales), $17,500 (0.0% of net sales), and $608 (0.0% of net sales), respectively.

Net sales in North America decreased by $124,342,872, or 96.5%, to $4,456,048 for the six months ended December 31, 2021 from $128,798,920 for the corresponding period of 2020. The decrease in net sales in North America was primarily due to the reduction of demand for wireless products from two major carrier customers, principally due to the unprecedented high volume of demand for wireless products during the prior period, which coincided with the early stages of the Covid-19 Pandemic period. Net sales in the Caribbean and South America decreased by $15,125, or 86.4%, to $2,375 for the six months ended December 31, 2021 from $17,500 for the corresponding period of 2020. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in Asia increased by $706,618, or 116,220.1%, to $707,226 for the six months ended December 31, 2021 from $608 for the corresponding period of 2020. The increase in net sales was primarily due to the revenue generated from the material sales and product development service by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $22,106,742, or 96.3%, to $856,944 for the six months ended December 31, 2021 from $22,963,686 for the corresponding period of 2020. The gross profit in terms of net sales percentage was 16.6% for the six months ended December 31, 2021 compared to 17.8% for the corresponding period of 2020. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit and gross profit in terms of net sales percentage was the mixed results of competitive selling prices and the increase in production costs of the existing products, and the revenues generated from material sales by FTI, which involved lower margin, and the revenues generated from three newly launched products sales with the higher sales prices for the three months ended December 31, 2021.

OPERATING EXPENSES - Operating expenses decreased by $828,959, or 16.4%, to $4,231,650 for the six months ended December 31, 2021 from $5,060,609 for the corresponding period of 2020. The decrease in operating expenses was primarily due to the decreased shipping and handling costs related to the reduced volume of product shipments and sales, by approximately $420,000, as well as the decreased payroll and bad debt expense, by approximately $170,000 and $190,000, respectively.

OTHER INCOME, NET - Other income, net decreased by $121,978, or 31.3%, to $267,357 for the six months ended December 31, 2021 from $389,335 for the corresponding period of 2020. The decrease was primarily due to the completed gain from the forgiveness of the Payroll Protection Plan loan for the corresponding period of 2020, which was partially offset by the increased product development funding received by FTI from a government entity and the gain from the favorable changes in foreign currency exchange rates in FTI.

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

Our principal source of liquidity as of December 31, 2021 consisted of cash and cash equivalents as well as short-term investments of $42,089,000.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the six months ended December 31, 2021 was $8,435,836, compared to net cash provided by operating activities for the six months ended December 31, 2020 of $37,070,294.

The $8,435,836 in net cash used by operating activities for the six months ended December 31, 2021 was primarily due to the decrease in accounts payable of $6,189,648 and increase in inventories of $947,842 as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by a decrease in accounts receivable of $1,345,644.

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

INVESTING ACTIVITIES - Net cash used in investing activities for the six months ended December 31, 2021 and 2020 was $479,169 and $547,140, respectively.

The $479,169 in net cash used in investing activities for the six months ended December 31, 2021 was primarily due to the payments for capitalized product development of $453,689. The $547,140 in net cash used in investing activities for the six months ended December 31, 2020 was primarily due to the payments for purchase of capitalized product development of $533,146.

FINANCING ACTIVITIES - Net cash provided by financing activities for the six months ended December 31, 2021 and 2020 was $21,595 and $6,055,998, respectively.

The $21,595 in net cash provided by financing activities for the six months ended December 31, 2021 was from cash received from exercise of stock options. The $6,055,998 in net cash provided by financing activities for the six months ended December 31, 2020 was primarily due to the issuance of 923,078 shares of Common Stock to investors for $6,000,008 in cash.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expire on August 31, 2022. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2022.

Rent expense for the three months ended December 31, 2021 and 2020 was $112,119 and $111,700, respectively. Rent expense for the six months ended December 31, 2021 and 2020 was $223,705 and $223,253, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the six months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the six months ended December 31, 2021, contained within this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101).

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Chief Executive Officer)

	By:	/s/ David Brown
David Brown
Dated: February 9, 2022		Acting Chief Financial Officer

