Form 10-Q
period 2022-03-31
FRANKLIN WIRELESS CORP
filed 2022-05-10
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The Registrant has 11,594,280 shares of common stock outstanding as of May 10, 2022.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	March 31, 2022
	(Unaudited)	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$36,454,056	$45,796,006
Certificates of deposit account	6,626,410	5,386,034
Accounts receivable	2,026,963	2,542,429
Other receivables, net	64,570	50,040
Inventories, net	7,651,589	975,519
Prepaid income taxes	102,055	–
Prepaid expenses and other current assets	189,083	44,984
Advance payments to vendors	205,240	40,630
Total current assets	53,319,966	54,835,642
Property and equipment, net	123,075	151,610
Intangible assets, net	1,350,753	1,246,750
Deferred tax assets, non-current	1,558,893	387,548
Goodwill	273,285	273,285
Right of use assets	520,703	753,263
Other assets	35,602	140,539
TOTAL ASSETS	$57,182,277	$57,788,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,252,684	$9,718,989
Income tax payable	156,904	333,503
Unearned revenue from customers	361,527	–
Accrued liabilities	600,149	785,525
Lease liabilities, current	305,766	317,519
Total current liabilities	13,677,030	11,155,536
Lease liabilities, non-current	237,472	467,937
Total liabilities	13,914,502	11,623,473

Commitments and contingencies (Note 8)	–	–
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2022 and June 30, 2021	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,594,280 and 11,590,281 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	14,073	14,069
Additional paid-in capital	13,367,437	12,972,234
Retained earnings	32,667,074	35,727,094
Treasury stock, 2,549,208 shares as of March 31, 2022 and June 30, 2021	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(759,161)	(472,502)
Total Parent Company stockholders’ equity	41,734,530	44,686,002
Non-controlling interests	1,533,245	1,479,162
Total stockholders’ equity	43,267,775	46,165,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,182,277	$57,788,637

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	$6,687,287	$44,330,954	$11,852,936	$173,147,982
Cost of goods sold	5,327,957	36,764,858	9,636,662	142,618,200
Gross profit	1,359,330	7,566,096	2,216,274	30,529,782

Operating expenses:
Selling, general and administrative	1,390,719	1,136,761	3,493,328	4,067,246
Research and development	1,050,180	1,199,525	3,179,221	3,329,649
Total operating expenses	2,440,899	2,336,286	6,672,549	7,396,895
(Loss) income from operations	(1,081,569)	5,229,810	(4,456,275)	23,132,887

Other income, net:
Interest income	1,745	1,954	5,555	6,608
Income from governmental subsidy	–	40,929	93,109	107,362
Gain from the forgiveness of payroll protection plan loan	–	–	–	487,300
Other income (loss), net	54,376	116,382	224,814	(52,670)
Total other income, net	56,121	159,265	323,478	548,600
(Loss) income before (benefit) provision for income taxes	(1,025,448)	5,389,075	(4,132,797)	23,681,487
Income tax (benefit) provision	(238,852)	1,192,277	(1,126,860)	5,331,417
Net (loss) income	(786,596)	4,196,798	(3,005,937)	18,350,070
Less: non-controlling interests in net (loss) income of subsidiary at 33.7%	(15,778)	258,245	54,083	634,546
Net (loss) income attributable to Parent Company	$(770,818)	$3,938,553	$(3,060,020)	$17,715,524

Basic (loss) income per share attributable to Parent Company stockholders	$(0.07)	$0.34	$(0.26)	$1.57
Diluted (loss) income per share attributable to Parent Company stockholders	$(0.07)	$0.33	$(0.26)	$1.54

Weighted average common shares outstanding – basic	11,594,280	11,581,629	11,593,857	11,271,168
Weighted average common shares outstanding – diluted	11,594,280	11,792,292	11,593,857	11,481,830

Comprehensive (loss) income
Net (loss) income	$(786,596)	$4,196,798	$(3,005,937)	$18,350,070
Translation adjustments	(85,973)	(20,255)	(286,659)	264,265
Comprehensive (loss) income	(872,569)	4,176,543	(3,292,596)	18,614,335
Less: comprehensive (loss) income attributable to non-controlling interest	(15,778)	258,245	54,083	634,546
Comprehensive (loss) income attributable to controlling interest	$(856,791)	$3,918,298	$(3,346,679)	$17,979,789

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2022 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2021	11,590,281	$14,069	$12,972,234	$35,727,094	$(3,554,893)	$(472,502)	$1,479,162	$46,165,164
Net loss attributable to Parent Company	–	–	–	(2,289,202)	–	–	–	(2,289,202)
Foreign exchange translation	–	–	–	–	–	(200,686)	–	(200,686)
Issuance of stock related to stock option exercised	3,999	4	21,591	–	–	–	–	21,595
Compensation expense related to stock option granted	–	–	192,465	–	–	–	–	192,465
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	69,861	69,861
Balance - December 31, 2021 (unaudited)	11,594,280	$14,073	$13,186,290	$33,437,892	$(3,554,893)	$(673,188)	$1,549,023	$43,959,197
Net loss attributable to Parent Company	–	–	–	(770,818)	–	–	–	(770,818)
Foreign exchange translation	–	–	–	–	–	(85,973)	–	(85,973)
Compensation expense related to stock option granted	–	–	181,147	–	–	–	–	181,147
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	(15,778)	(15,778)
Balance - March 31, 2022 (unaudited)	11,594,280	$14,073	$13,367,437	$32,667,074	$(3,554,893)	$(759,161)	$1,533,245	$43,267,775

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

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,005,937)	$18,350,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,105	67,593
Amortization of intangible assets	396,535	342,070
Stock based compensation	373,612	282,116
Bad debt expense	23,781	338,485
Forgiveness of payroll protection plan loan	–	(487,300)
Amortization of right of use assets	232,560	286,273
Deferred tax (benefit)	(1,171,345)	195,115
(Decrease) increase in cash due to change in:
Accounts receivable	477,155	2,534,938
Inventories	(6,676,070)	10,353,900
Prepaid expenses and other current assets	(144,099)	(27,656)
Prepaid income taxes	(102,055)	–
Advance payments to vendors	(164,610)	(20,276)
Other assets	104,937	142,779
Accounts payable	2,533,695	(14,230,479)
Income tax payable	(176,599)	2,307,543
Unearned revenue from customers	361,527	–
Lease liabilities	(242,218)	(295,931)
Accrued liabilities	(185,376)	322,567
Net cash (used) provided by operating activities	(7,296,402)	20,461,807

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,240,376)	(3,345)
Purchases of property and equipment	(39,570)	(12,741)
Payments for capitalized product development costs	(475,366)	(587,246)
Purchases of intangible assets	(25,172)	(2,225)
Net cash used in investing activities	(1,780,484)	(605,557)

CASH FLOW FROM FINANCING ACTIVITIES:
Sales of common stock sold from treasury stock	–	6,000,008
Cash received from exercise of stock options	21,595	74,750
Net cash provided by financing activities	21,595	6,074,758

Effect of foreign currency translation	(286,659)	264,265
Net (decrease) increase in cash and cash equivalents	(9,341,950)	26,195,273
Cash and cash equivalents, beginning of period	45,796,006	28,161,644
Cash and cash equivalents, end of period	$36,454,056	$54,356,917

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(316,355)	$(2,800,825)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. ("FTI"), with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) as of March 31, 2022, and June 30, 2021. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of March 31, 2022, or June 30, 2021.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2022, the non-controlling interest was $1,533,245, which represents a $54,083 increase from $1,479,162 as of June 30, 2021.  The increase in the non-controlling interest of $54,083 was from income in the subsidiary of $160,385 incurred for the nine months ended March 31, 2022.

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

We generate revenues from three geographic areas, consisting of North America, Caribbean and South America, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2022	2021	2022	2021
North America	$6,687,287	$44,054,824	$11,143,335	$17,285,374
Caribbean and South America	–	–	2,375	17,500
Asia	–	276,130	707,226	276,738
Totals	$6,687,287	$44,330,954	$11,852,936	$173,147,982

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2022	June 30, 2021
North America	$1,389,573	$1,349,320
Asia	84,225	49,040
Totals	$1,473,828	$1,398,360

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of March 31, 2022, we did not believe an allowance for doubtful accounts was necessary.

Revenue Recognition

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the quarter ended March 31, 2022 was not material.

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

The balances of our trade receivables are as follows:

	March 31, 2022	June 30, 2021
Accounts Receivable	$2,026,963	$2,542,429

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended March 31, 2022, and June 30, 2021.

Our contract liabilities are as follows:

	March 31, 2022	June 30, 2021
Undelivered products	$501,527	$140,000

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the nine months ended March 31, 2022. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the nine months ended March 31, 2022. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of March 31, 2022, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $79,284 and $238,109 associated with capitalized product development costs associated with complete technology for the three and nine months ended March 31, 2022, respectively, and $82,000 and $282,000 for the three and nine months ended March 31, 2021, respectively.

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

As of March 31, 2022, and June 30, 2021, capitalized product development costs in progress were $178,100 and $602,388, respectively, and the amounts are included in intangible assets in our consolidated balance sheets. For the three and nine months ended March 31, 2022, we incurred $21,677 and $475,366, respectively, and for the three and nine months ended March 31, 2021, we incurred $54,100 and $587,246, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $1,050,180 and $1,199,525 for the three months ended March 31, 2022 and 2021, respectively, and $3,179,221 and $3,329,649 for the nine months ended March 31, 2022 and 2021, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $42,706 and $147,202 for the three months ended March 31, 2022 and 2021, respectively, and $145,658 and $674,854 for the nine months ended March 31, 2022 and 2021, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of March 31, 2022, and June 30, 2021, we did not record any reserve for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of March 31, 2022 or June 30, 2021.

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

As of March 31, 2022, and June 30, 2021, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2022, we have no material unrecognized tax benefits. We recorded an income tax benefit of $238,852 and $1,126,860 for the three and nine months ended March 31, 2022, respectively, and a provision for income taxes of $1,192,277 and $5,331,417 for the three and nine months ended March 31, 2021, respectively. We also recorded an increase in deferred tax asset, non-current, of $238,852 and $1,171,345 for the three and nine months ended March 31, 2022, respectively, and an increase in deferred tax asset, non-current, of $57,793 for the three months, and a decrease of $195,115 for nine months, ended March 31, 2021, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2022, sales to our two largest customers accounted for 49% and 26% of our consolidated net sales, and 45% and 0% of our accounts receivable balance as of March 31, 2022. In the same period of 2021, sales to our two largest customers accounted for 61% and 32% of our consolidated net sales, and 0% and 96% of our accounts receivable balance as of March 31, 2021. No other customers accounted for more than ten percent of total net sales for the nine months ended March 31, 2022 and 2021.

For the nine months ended March 31, 2022, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the nine months ended March 31, 2022, we purchased wireless data products from these manufacturers in the amount of $15,758,962, or 99% of total purchases and had related accounts payable of $11,664,549 as of March 31, 2022. In the same period of 2021, we purchased wireless data products from these manufacturers in the amount of $130,256,593, or 99% of total purchases, and had related accounts payable of $27,250,783 as of March 31, 2021.

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

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS

The definite lived intangible assets consisted of the following as of March 31, 2022:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	18,397	–
Technology in progress	Not Applicable	–	178,100	–	178,100
Software	5 years	2.6 years	424,728	302,610	122,118
Patents	10 years	3.1 years	21,360	14,567	6,793
Certifications & licenses	3 years	1.0 years	1,970,424	926,682	1,043,742
Total as of March 31, 2022			$2,613,009	$1,262,256	$1,350,753

The definite lived intangible assets consisted of the following as of June 30, 2021:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.5 years	$18,397	$15,331	$3,066
Technology in progress	Not Applicable	–	602,388	–	602,388
Software	5 years	3.0 years	399,811	268,495	131,316
Patents	10 years	3.9 years	21,105	12,951	8,154
Certifications & licenses	3 years	1.6 years	1,070,770	568,944	501,826
Total as of June 30, 2021			$2,112,471	$865,721	$1,246,750

Amortization expense recognized for the three months ended March 31, 2022 and 2021 was $170,406 and $101,535, respectively, and for the nine months ended March 31, 2022 and 2021 was $396,535 and $342,070, respectively. The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2022	FY2023	FY2024	FY2025	FY2026	Thereafter
Total	$199,371	$474,955	$323,897	$136,637	$10,291	$27,500

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2022	June 30, 2021
Machinery and Commercial Equipment	$67,718	$67,044
Office equipment	310,400	291,191
Molds	575,552	575,552
Vehicle	15,513	–
	969,183	933,787
Less accumulated depreciation	(846,108)	(782,177)
Total	$123,075	$151,610

Depreciation expense associated with property and equipment was $22,465 and $22,254 for the three months ended March 31, 2022 and 2021, respectively, and $68,105 and $67,593 for the nine months ended March 31, 2022 and 2021, respectively. We disposed of the fully depreciated property and equipment in the amount of $4,174 as we identified it has zero value.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2022	June 30, 2021
Accrued payroll deductions owed to government entities	$46,202	$66,307
Accrued commission to a customer	309,815	451,898
Accrued vacation	61,020	73,900
Accrued undelivered inventory	140,000	140,000
Accrued commission for service providers	42,500	52,500
Other accrued liabilities	612	920
Total	$600,149	$785,525

NOTE 7 – EARNINGS (LOSS) PER SHARE

For the three and nine months ended March 31, 2022, we were in a net loss position and have excluded 861,001 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. For the three and nine months ended March 31, 2021, we have calculated the dilutive effect of common stock arising from 485,000 stock options.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net (loss) income attributable to Parent Company	$(770,818)	$3,938,553	$(3,060,020)	$17,715,524

Weighted-average shares of common stock outstanding:
Basic shares outstanding	11,594,280	11,581,629	11,593,857	11,271,168
Dilutive effect of common stock equivalents arising from stock options	–	210,663	–	210,662
Diluted shares outstanding	11,594,280	11,792,292	11,593,857	11,481,830
Basic (loss) income per share	$(0.07)	$0.34	$(0.26)	$1.57
Diluted (loss) income per share	$(0.07)	$0.33	$(0.26)	$1.54

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 for the three months ended March 31, 2022 and 2021 and $231,789 for the nine months ended March 31, 2022 and 2021.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, located in Seoul, Korea, at a monthly rent of approximately $8,000 and additional office space consisting of approximately 2,682 square feet, also located in Seoul, Korea, at a monthly rent of approximately $2,700 that expires on August 31, 2022. Rent expense related to these leases was approximately $32,100 for the three months ended March 31, 2022 and 2021, and approximately $96,300 for the nine months ended March 31, 2022 and 2021. This facility is also covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2022. Rent expense related to this lease was $2,150 and $2,316 for the three months ended March 31, 2022 and 2021, and approximately $6,562 and $6,843 for the nine months ended March 31, 2022 and 2021.

As of March 31, 2022, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions.

Future minimum payments under operating leases are as follows:

Operating Leases
Fiscal 2022 remaining three months	$80,483
Fiscal 2023	321,930
Fiscal 2024	160,965
Total lease payments	563,378
Less imputed interest	(20,140)
Total	$543,238

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

Verizon first advised us of one alleged Jetpack device failure at the end of February 2021. We immediately began meeting with Verizon and requested access to the device. We also began internal testing to evaluate device performance. We did not receive any further incident information until the last week of March 2021. On April 1, 2021 we issued a press release announcing that we had received reports from Verizon about potential issues with the batteries in the devices. On April 9, 2021we issued a press release announcing the voluntary recall by Verizon.

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

Shareholder Litigation

Ali

A shareholder action, Ali vs. Franklin Wireless Corp. et al. Case #3:21-cv-00687-AJB-MSB, was filed in the U.S. District Court, Southern District of California (San Diego) on April 16, 2021, alleging, among other things, that we had prior knowledge that the recall was likely and that we did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we will vigorously defend against such claims. Discovery is ongoing at this time.

Harwood / Martin

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

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, by Debra Martin, derivatively on behalf of nominal defendant Franklin Wireless Corp. v. OC Kim, Et al., Case #21cv2091-CAB-KSC, on or about December 15, 2021, claiming among other things, that we had prior knowledge that the recall was likely and that we did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we will vigorously defend against such claims.

Harwood and Martin actions have recently been consolidated into a single action in the U.S. District Court, Southern District of California (San Diego) titled “In re Franklin Wireless Corp. Derivative Litigation”, Case No.: 21cv1837-AJB (MSB). Discovery is ongoing at this time.

Pape

A legal action was filed in the Second Judicial District Court of Nevada in the County of Washoe against Franklin, as a nominal defendant, Barbara Pape, derivatively on behalf of nominal defendant Franklin Wireless Corp. v. OC Kim, Et al., Case # CV22-00471, on or about March 21, 2022, claiming among other things, that we had prior knowledge that the recall was likely and that we did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we will vigorously defend against such claims.

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

Franklin v. Anydata, Inc.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the product ACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered with our main vendor, Quanta. We believe that the Company will be able to supply some of the products to another customer and has received personal guarantees from the ownership group of Anydata. As of June 30, 2019, the remaining unfulfilled purchase commitment was approximately $3.1 million. The total product purchase commitment with Quanta was approximately $2.9 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of June 30, 2020, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met, and for the quarter ended December 31, 2020, the prepaid expense of $149,580 has been recorded as a cost of goods sold. As of March 31, 2022, there is a reasonable possibility we may incur a loss; however, the amount is not estimable at this time. On January 25th, 2021, we commenced legal action against Anydata and its principal officers in San Diego Superior Court, case number 37-2021-00003468-CU-BC-CTL. As of the date of this report, litigation is continuing, and the action is not yet resolved.

Entry into a Material Definitive Agreement.

On March 21, 2022, Franklin Wireless Corp. (the “Company”) entered into a Loan Agreement with Franklin Technology Incorporation, a Republic of Korea corporation (“FTI”), under which the Company agreed to loan US$10,000,000 to FTI. The Company owns a majority of the outstanding equity of FTI. FTI’s primary business is providing design and development services to the Company for our wireless products. As part of the loan transaction, FTI delivered a $10 million Promissory Note to the Company (the “Note”).

The purpose of the loan is to allow FTI to purchase a facility in South Korea to house its operations, and to provide it with additional working capital. The purchase of such a facility with the loan proceeds is subject to the Company’s reasonable approval. Upon acquisition of the facility, FTI is required to grant the Company a mortgage on it to secure payment of the Note.

The Note is for a term of five years, provides for annual payments of interest only at 2% per annum, and is due and payable upon maturity. The Note and Loan Agreement include customary provisions for default and acceleration upon default, and a default interest rate of 7% per annum.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $373,612 and $282,116 in compensation expenses recorded under this method for the nine months ended March 31, 2022 and 2021, respectively.

A summary of the status of our stock options is presented below as of March 31, 2022:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2021	484,000	$3.67	2.83	$2,662,830
Granted	388,000	3.38	–	–
Exercised	(3,999)	5.40	–	–
Cancelled	–	–	–	–
Forfeited or expired	(7,000)	5.40	–	–
Outstanding as of March 31, 2022	861,001	$3.52	3.26	$804,040

Exercisable as of March 31, 2022	382,588	$3.04	1.88	$589,219

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $3.985 as of March 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2022, in the amount of 861,001 shares was $2.92 per share. As of March 31, 2022, there was unrecognized compensation cost of $1,503,518 related to non-vested stock options granted.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2021, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the nine months ended March 31, 2022.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2022 and 2021, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2022		2021	2022		2021

Net sales	100.0%		100.0%	100.0%		100.0%
Cost of goods sold	79.7%		82.9%	81.3%		82.4%
Gross profit	20.3%		17.1%	18.7%		17.6%
Operating expenses	36.5%		5.3%	56.3%		4.2%
(Loss) income from operations	(16.2%	)	11.8%	(37.6%	)	13.4%
Other income, net	0.9%		0.4%	2.7%		0.3%
Net (loss) income before income taxes	(15.3%	)	12.2%	(34.9%	)	13.7%
Income tax (benefit) provision	(3.6%	)	2.7%	(9.5%	)	3.1%
Net (loss) income	(11.7%	)	9.5%	(25.4%	)	10.6%
Less: non-controlling interest in net (loss) income of subsidiary	(0.2%	)	0.6%	0.4%		0.4%
Net (loss) income attributable to Parent Company stockholders	(11.5%	)	8.9%	(25.8%	)	10.2%

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

NET SALES - Net sales decreased by $37,643,667, or 84.9%, to $6,687,287 for the three months ended March 31, 2022 from $44,330,954 for the corresponding period of 2021. For the three months ended March 31, 2022, net sales by geographic regions, consisting of North America and Asia, were $6,687,287 (100.0% of net sales) and $0 (0.0%), respectively. For the three months ended March 31, 2021, net sales by geographic regions, consisting of North America and Asia, were $44,054,824 (99.4% of net sales) and $276,130 (0.6% of net sales), respectively.

Net sales in North America decreased by $37,367,537, or 84.8%, to $6,687,287 for the three months ended March 31, 2022 from $44,054,824 for the corresponding period of 2021. The decrease in net sales in North America was primarily due to the reduction of demand for wireless products from one major carrier customer, resulting from the unprecedented high volume of demand for wireless products during the prior period, which coincided with the early stages of the Covid-19 Pandemic period. Net sales in Asia decreased by $276,130, or 100.0%, to $0 for the three months ended March 31, 2022 from $276,130 for the corresponding period of 2021. The decrease in net sales was primarily due to the discontinued revenue generated from the material sales by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $6,206,766, or 82.0%, to $1,359,330 for the three months ended March 31, 2022 from $7,566,096 for the corresponding period of 2021. The gross profit in terms of net sales percentage was 20.3% for the three months ended March 31, 2022 compared to 17.1% for the corresponding period of 2021. The decrease in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to the increased service revenues with a higher profit.

OPERATING EXPENSES - Operating expenses increased by $104,613, or 4.5%, to $2,440,899 for the three months ended March 31, 2022 from $2,336,286 for the corresponding period of 2021. The increase in operating expenses was primarily due to the increased compensation expense incurred from the options granted, by approximately $80,000.

OTHER INCOME, NET - Other income, net decreased by $103,144, or 64.8%, to $56,121 for the three months ended March 31, 2022 from $159,265 for the corresponding period of 2021. The decrease was primarily due to the discontinued product development funding received by FTI from a government entity and the decreased gain from the changes in foreign currency exchange rates in FTI.

NINE MONTHS ENDED MARCH 31, 2022 COMPARED TO NINE MONTHS ENDED MARCH 31, 2021

NET SALES - Net sales decreased by $161,295,046, or 93.2%, to $11,852,936 for the nine months ended March 31, 2022 from $173,147,982 for the corresponding period of 2021. For the nine months ended March 31, 2022, net sales by geographic regions, consisting of North America, the countries in the Caribbean and South America, and Asia, were $11,143,335 (94.0% of net sales), $2,375 (0.0% of net sales), and $707,226 (6.0% of net sales), respectively. For the nine months ended March 31, 2021, net sales by geographic regions, consisting of North America, the countries in the Caribbean and South America, and Asia, were $172,853,744 (99.8% of net sales), $17,500 (0.0% of net sales), and $276,738 (0.2% of net sales), respectively.

Net sales in North America decreased by $161,710,409, or 93.6%, to $11,143,335 for the nine months ended March 31, 2022 from $172,853,744 for the corresponding period of 2021. The decrease in net sales in North America was primarily due to the reduction of demand for wireless products from two major carrier customers, resulting from the unprecedented high volume of demand for wireless products during the prior period, which coincided with the early stages of the Covid-19 Pandemic period. Net sales in the Caribbean and South America decreased by 15,125, or 86.4%, to $2,375 for the nine months ended March 31, 2022 from $17,500 for the corresponding period of 2021. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to timing of orders placed by a relatively small number of customers. Net sales in Asia increased by $430,488, or 155.6%, to $707,226 for the nine months ended March 31, 2022 from $276,738 for the corresponding period of 2021. The increase in net sales was primarily due to the revenue generated from the material sales and product development service by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $28,313,508, or 92.7%, to $2,216,274 for the nine months ended March 31, 2022 from $30,529,782 for the corresponding period of 2021. The gross profit in terms of net sales percentage was 18.7% for the nine months ended March 31, 2022 compared to 17.6% for the corresponding period of 2021. The decrease in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to the increased service revenues with a higher profit.

OPERATING EXPENSES - Operating expenses decreased by $724,346, or 9.8%, to $6,672,549 for the nine months ended March 31, 2022 from $7,396,895 for the corresponding period of 2021. The decrease in operating expenses was primarily due to the decreased shipping and handling costs related to the reduced volume of product shipments and sales, by approximately $529,000, as well as the decreased bad debt expense, by approximately $163,000.

OTHER INCOME, NET - Other income, net decreased by $225,122, or 41.0%, to $323,478 for the nine months ended March 31, 2022 from $548,600 for the corresponding period of 2021. The decrease was primarily due to the completed gain of $487,300 from the forgiveness of the Payroll Protection Plan loan for the corresponding period of 2021, which was partially offset by the increased gain from the favorable changes in foreign currency exchange rates in FTI.

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

Our principal source of liquidity as of March 31, 2022 consisted of cash and cash equivalents as well as short-term investments of $43,080,466.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the nine months ended March 31, 2022 was $7,296,402, compared to net cash provided by operating activities for the nine months ended March 31, 2021 of $20,461,807.

The $7,296,402 in net cash used by operating activities for the nine months ended March 31, 2022 was primarily due to the increase in inventories of $6,676,070 as well as our operating results (net loss of $3,005,937 adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by an increase in accounts payable of $2,533,695.

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

INVESTING ACTIVITIES - Net cash used in investing activities for the nine months ended March 31, 2022 and 2021 was $1,780,484 and $605,557, respectively.

The $1,780,484 in net cash used in investing activities for the nine months ended March 31, 2022 was primarily due to the purchases of short-term investments of $1,240,376 and the payments for capitalized product development of $475,366. The $605,557 in net cash used in investing activities for nine months ended March 31, 2021 was primarily due to the payments for purchase of capitalized product development of $587,246.

FINANCING ACTIVITIES - Net cash provided by financing activities for the nine months ended March 31, 2022 and 2021 was $21,595 and $6,074,758, respectively.

The $21,595 in net cash provided by financing activities for the nine months ended March 31, 2022 was from cash received from exercise of stock options. The $6,074,758 in net cash provided by financing activities for the nine months ended March 31, 2021 was primarily due to the issuance of 923,078 shares of Common Stock to investors for $6,000,008 in cash and $74,750 received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expire on August 31, 2022. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2022.

Rent expense for the three months ended March 31, 2022 and 2021 was $111,513 and $111,679, respectively. Rent expense for the nine months ended March 31, 2022 and 2021 was $334,651 and $334,932, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the nine months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the nine months ended March 31, 2022, contained within this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Loan Agreement between Franklin Technology Incorporation and Franklin Wireless Corporation
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101).

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Chief Executive Officer)

	By:	/s/ David Brown
David Brown
Dated: May 10, 2022		Acting Chief Financial Officer

