Form 10-K
period 2022-06-30
FRANKLIN WIRELESS CORP
filed 2022-09-13
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2022

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2021, as reported by the NASDAQ, was approximately $36,716,000.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

The Registrant has 11,684,280 shares of common stock outstanding as of September 13, 2022.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

i

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2022 and fiscal 2021 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) as of June 30, 2022 and 2021. For the year ended June 30, 2020, the increase in the majority voting interest in percentage from 64.2% to 66.3% was due to the purchase by the Company of 43,333 shares of the subsidiary for $75,000 ($1.73 per share) from three non-controlling shareholders. The purchase decreased the non-controlling interests’ ownership percentage from 35.8% to 33.7%.  In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

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

	Fiscal Year Ended June 30,
Net sales:	2022	2021
North America	$23,305,366	$183,771,146
Caribbean and South America	2,375	17,500
Asia	690,021	326,699
Totals	$23,997,762	$184,115,345

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2022	June 30, 2021
United States	$1,374,747	$1,349,320
Asia	81,261	49,040
Totals	$1,456,008	$1,398,360

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

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2022, the manufacturing of the majority of our products was performed by two independent companies located in Asia.

EMPLOYEES

As of June 30, 2022, we had 76 total employees at Franklin and FTI combined. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

ITEM 1A:  RISK FACTORS.

The following risk factors do not purport to be a complete explanation of the risks involved in our business.

WE MAY NEED ADDITIONAL FINANCING FOR PRODUCT DEVELOPMENT. Our financial resources are sufficient for our current operational needs, however, the amount of funding required to develop and commercialize our products and technologies is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to us. Lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our development and commercialization programs. We may seek additional financing through the issuance of equity or convertible debt securities. In such event, the percentage ownership of our stockholders would be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences, and privileges senior to those of our Common Stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of desirable acquisition opportunities, develop, or enhance services or products or respond to competitive pressures. Such inability could have a materially adverse effect on our business, results of operations and financial conditions.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2022, net revenues from our two largest customers represented 70% and 13% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us. If these customers were to reduce their business with us, our revenues and profitability could materially decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease expiring in December 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to this property was $309,053 for the years ended June 30, 2022, and 2021.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expired on August 31, 2022 but extended by an additional twelve months to August 31, 2023. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $128,400 for each of the years ended June 30, 2022, and 2021.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2022, and extended by an additional twelve months to September 4, 2023. Rent expense related to this lease was $8,604 and $9,161 for the years ended June 30, 2022, and 2021, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to NOTE 8 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on NASDAQ under the trading symbol "FKWL."  We have one class of common stock. As of June 30, 2022, we had 721 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	766,001	$3.85	532,003

Equity compensation plans not approved by security holders	–	N/A	–

Total	766,001	$3.85	532,003

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services covered by contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the year ended June 30, 2022, was not material.

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

The balances of our trade receivables are as follows:

	June 30, 2022	June 30, 2021
Accounts Receivable, net	$1,322,619	$2,542,429

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2022 and June 30, 2021.

Included in the Accounts Receivable balance is a passthrough amount of $837,000.00. These transactions were a direct result of an agreement between our vendor and our customer. There is a corresponding balance of $837,000 in our Accounts Payable account to offset.

Our contract liabilities, which are included in accrued liabilities on our balance sheet, are as follows:

	June 30, 2022	June 30, 2021
Undelivered products	$371,624	$140,000

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for over 99% of net sales for the year ended June 30, 2022. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for under 1% of net sales for the year ended June 30, 2022. Most of our revenue that is recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer can direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2022, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of June 30, 2022, and June 30, 2021, capitalized product development costs in progress were $187,343 and $602,388, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2022, we incurred $658,544 in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022, we have federal and state net operating loss carryforwards of approximately $3.3 million and $40,000, respectively.

Under the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017, the federal net operating loss of approximately $2.5 million, which was recognized on or after January 1, 2018, will carry forward indefinitely. The federal net operating loss of approximately $0.8 million, which was recognized on or before December 31, 2017, will expire through 2035. The state net operating loss of approximately $40,000 will begin to expire through 2042. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2022, 2021, and 2020, our statements of operations including data expressed as a percentage of sales:

	2022		2021	2020
	(as a percentage of sales)

Net sales	100.0%		100.0%	100.0%
Cost of goods sold	84.1%		82.4%	80.7%
Gross profit	15.9%		17.6%	19.3%
Operating expenses	36.6%		5.2%	9.9%
(Loss) income from operations	(20.7%	)	12.4%	9.4%
Other income, net	1.1%		0.3%	0.3%
Net (loss) income before income taxes	(19.6%	)	12.7%	9.7%
Income tax (benefit) provision	(4.3%	)	2.7%	1.8%
Net (loss) income	(15.3%	)	10.0%	7.9%
Less: non-controlling interest in net income of subsidiary	0.4%		0.4%	0.5%
Net (loss) income attributable to Parent Company stockholders	(15.7%	)	9.6%	7.4%

YEAR ENDED JUNE 30, 2022, COMPARED TO YEAR ENDED JUNE 30, 2021

NET SALES - Net sales decreased by $160,117,583, or 87.0%, to $23,997,762 for the year ended June 30, 2022 from $184,115,345 for the corresponding period of 2021.  For the year ended June 30, 2022, net sales by geographic regions, consisting of North America, the Caribbean and South America, and Asia were $23,305,366 (97.1% of net sales), $2,375 (0.0% of net sales), and $690,021 (2.9% of net sales), respectively. For the year ended June 30, 2021, net sales by geographic regions, consisting of North America, the Caribbean and South America, and Asia were $183,771,146 (99.8% of net sales), $17,500 (0.0% of net sales), and $326,699 (0.2% of net sales), respectively.

Net sales in North America decreased by $160,465,780, or 87.3%, to $23,305,366 for the year ended June 30, 2022, from $183,771,146 for the corresponding period of 2021. The decrease in net sales in North America was primarily due to the reduction of demand for wireless products from one major carrier customer, resulting from the unprecedented high volume of demand for wireless products during the prior period, which coincided with the early stages of the Covid-19 Pandemic period. Net sales in the Caribbean and South America decreased by $15,125, or 86.4%, to $2,375 for the year ended June 30, 2022, from $17,500 for the corresponding period of 2021. Net sales in Asia increased by $363,322, or 111.2%, to $690,021 for the year ended June 30, 2022, from $326,699 for the corresponding period of 2021. The increase in net sales was primarily due to the revenue generated from the material sales by FTI, which typically vary from period to period.

GROSS PROFIT- Gross profit decreased by $28,647,438, or 88.2%, to $3,816,583 for the year ended June 30, 2022, from $32,464,021 for the corresponding period of 2021. The gross profit in terms of net sales percentage was 15.9% for the year ended June 30, 2022, compared to 17.6% for the corresponding period of 2021. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to variations in customer and product mix, competitive selling prices and product costs which generally vary from period to period and region to region.

OPERATING EXPENSES - Operating expenses decreased by $854,236, or 8.9%, to $8,791,475 for the year ended June 30, 2022, from $9,645,711 for the corresponding period of 2021.

Selling, general, and administrative expenses decreased by $568,504 to $4,509,344 for the year ended June 30, 2022, from $5,077,848 for the corresponding period of 2021. The decrease in selling, general, and administrative expenses was primarily due to decreased shipping and handling charges of approximately $480,000, decreased payroll expense as well as bad debt expense of approximately $340,000, which are partially offset by the increased compensation expense related to stock options granted for employees and amortization expense of approximately $165,000 and $141,000, respectively.

Research and development expense decreased by $285,732 to $4,282,131 for the year ended June 30, 2022, from $4,567,863 for the corresponding period of 2021. The decrease in research and development expense was primarily due to the decreased payroll expense for employees involved in research and development and other research and development costs of approximately $104,000 and $182,000, respectively.

OTHER INCOME, NET - Other income, net decreased by $351,748, or 57.0%, to $265,419 for the year ended June 30, 2022, from $617,167 for the corresponding period of 2021. The decrease was primarily due to the forgiveness of the Payroll Protection Plan loan during the fiscal year 2021, with no similar transaction in fiscal year 2022, as well as decreased product development funding received by FTI from a government entity. This was partially offset by the gain from the favorable changes in foreign currency exchange rates in FTI and the increased interest income earned from the money market accounts and certificates of deposit.

YEAR ENDED JUNE 30, 2021, COMPARED TO YEAR ENDED JUNE 30, 2020

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

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending June 30, 2022. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2022, consisted of cash and cash equivalents as well as short-term investments of $42,614,077.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2023.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash used in operating activities for the year ended June 30, 2022, was $7,407,355, and net cash provided by operating activities for the year ended June 30, 2021 was $12,104,199.

The $7,407,355 in net cash used in operating activities for the year ended June 30, 2022, was primarily due to the increase in inventory and decrease in accounts payable of $3,222,344 and $1,537,287, respectively, as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was offset by the decrease of accounts receivable of $1,205,938.

The $12,104,199 in net cash provided by operating activities for the year ended June 30, 2021, was primarily due to the decrease in accounts receivable and inventory of $13,103,973 and $10,807,884, respectively, as well as our operating results (net income adjusted for depreciation, amortization and other non-cash charges), which was offset by the decrease in accounts payable of $32,364,266.

INVESTING ACTIVITIES – Net cash used in investing activities for the years ended June 30, 2022, and 2021 was $11,675,028 and $722,520, respectively.

The $11,675,028 in net cash used in investing activities for the year ended June 30, 2022, was primarily due to the purchases of short-term investments and capitalized product development of $10,950,625 and $658,544, respectively. The $722,520 in net cash used in investing activities for the year ended June 30, 2021, was primarily due to the purchases of capitalized product development and property and equipment of $694,909 and $21,043, respectively.

FINANCING ACTIVITIES – Net cash provided by financing activities for the years ended June 30, 2022, and 2021 was $75,445 and $6,074,759, respectively.

The $75,445 in net cash provided by financing activities for the year ended June 30, 2022, was from the exercise of stock options. The $6,074,759 in net cash provided by financing activities for the year ended June 30, 2021, was primarily due to the $6,000,008 aggregate purchase price, paid to us in cash by investors for the issuance of 923,078 shares of Common Stock, as well as $74,751 received from the exercise of stock options.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2022, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by June 30,
	2023	2024	2025	Total
Total Obligations	$321,930	$160,965	$–	$482,895

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

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. We might not be able to affect these alternative strategies to raise funds including credit lines and loans, on satisfactory terms, if at all.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of OC Kim, our President, and David Brown, our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and the Acting Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2022.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2022.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2022.

Name	Age	Position
OC Kim	57	President, Secretary and a Director
Gary Nelson	82	Chairman of the Board and a Director
Johnathan Chee	59	Director
Heidy Chow	44	Director
Kristina Kim	59	Director
Yun J. (David) Lee	61	Chief Operating Officer
David Brown	58	Acting Chief Financial Officer

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

CORPORATE GOVERNANCE

During fiscal 2022, the Board of Directors held five meetings. Each director attended 100% of the meetings of the Board, except for Joon Won Jyoung, who attended none of the meetings and resigned his position on the Board on January 26, 2021. The Board of Directors has an Audit Committee made up of Heidy Chow (committee chair), Gary Nelson, and Kristina Kim, and a Compensation Committee made up of Gary Nelson (committee chair) and Johnathan Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2022, and 2021 to our President, Chief Operating Officer, and Acting Chief Financial Officer (The "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
OC Kim,	2021	$286,667	$58,000	$–	$344,667
President	2022	$300,000	$–	$566,000	$866,000
Yun J. (David) Lee,	2021	$286,667	$58,000	$404,090	$748,757
Chief Operating Officer	2022	$300,000	$–	$42,450	$342,450
David Brown,	2021	$40,032	$2,000	$–	$42,032
Acting Chief Financial Officer	2022	$100,193	$–	$28,300	$128,493

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officer as of June 30, 2022. The only outstanding equity awards are stock options. Options to purchase 200,000, 15,000, and 10,000 shares were granted to OC Kim, Yun J. (David) Lee, and David Brown during fiscal 2022, respectively. The options vest over periods ranging from one to three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

Options Awards

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) nonexercisable	Option Exercise Price ($)	Option Expiration Date
OC Kim	200,000 (1)	166,423	$3.38	12/27/2026
Yun J. (David) Lee	100,000 (2)		$1.34	12/31/2022
	100,000 (3)	34,672	$5.40	07/13/2025
	15,000 (1)	12,482	$3.38	12/27/2026
David Brown	10,000 (1)	8,321	$3.38	12/27/2026

(1)	The option vests and is exercisable over three years as follows and has a five-year term:

i.	33.3% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the second anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the third anniversary of the date of the grant.

(2)	The option vests and is exercisable in full on the first anniversary of the date of the grant and has a ten-year term:

The option had an expiration date of June 13, 2022. On June 13, 2022, the option was modified to extend the term to December 31, 2022.

(3)	The option vests and is exercisable over three years as follows and has a five-year term:

i.	33.3% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the second anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the third anniversary of the date of the grant.

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

Fiscal 2022 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Gary Nelson	15,000	42,454	–	57,454
Johnathan Chee	15,000	42,454	–	57,454
Heidy Chow	15,000	42,454	–	57,454
Kristina Kim	15,000	42,454	–	57,454

(1)

Directors are compensated at a base rate of $15,000 annually for the year ended June 30, 2022 and prorated based upon board meeting attendance. Bonuses may be awarded when the business has performed exceptionally well as determined by the Board of Directors. For the year ended June 30, 2022, there has been no approved bonus for the Directors.

(2)	On December 28, 2021, options to purchase 15,000 shares were granted to each of the directors. The options granted to directors during fiscal 2022 vest over three years and are subject to early termination on the occurrence of certain events related to termination or resignation of the director.
There were no outstanding equity awards held by any of the non-officer directors as of June 30, 2022.

EMPLOYMENT CONTRACTS

On September 21, 2009, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company’s outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company’s assets.

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

BASE SALARIES – We want to provide our senior management with a level of cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments.

INCENTIVE COMPENSATION – Our practice is to award cash bonuses based upon performance objectives set by the Board of Directors. We maintain a bonus plan which provides our executive officers the ability to earn cash bonuses based on the achievement of performance targets. The performance targets are set by the Board of Directors, and our executive officers are eligible to receive bonuses on a quarterly basis. The actual amount of incentive compensation paid to our executive officers is in the sole discretion of the Board of Directors.

SEVERANCE BENEFITS – We are generally an “at-will” employer and have no employment agreements with severance benefits; however, we have entered into Change of Control Agreements with our executive officers, and one other employee that provide them with lump sum payments in the event of a change in control of the Company.

RETIREMENT PLANS – In January 2022, we implemented the CalSavers retirement program. CalSavers is California’s new retirement savings program that will offer millions of workers in California the opportunity to get on track for the future. The program is a voluntary participation program. All employees have the option to participate in this program if they chose to do so.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 13, 2022, by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
Joon Won Jyoung 9707 Waples Street, Suite 150, San Diego, CA 92121	1,004,948		8.6%

OC Kim 9707 Waples Street, Suite 150, San Diego, CA 92121	1,096,695		9.4%

Gary Nelson 9707 Waples Street, Suite 150, San Diego, CA 92121	2,629		0.0%

Yun J. (David) Lee 9707 Waples Street, Suite 150, San Diego, CA 92121	85,000		0.7%

Johnathan Chee 9707 Waples Street, Suite 150, San Diego, CA 92121	13,500		0.1%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	674,738	(1)	5.8%
-
AIGH Investment Partners, L.L.C. 6006 Berkley Avenue, Baltimore, MD21209	390,000	(2)	3.3%
All directors and executive officers as a group	3,267,510		28.0%

(1)	Based solely on a Schedule 13G dated February 14, 2022, which indicates that Mr. Packer may be deemed to beneficially own 674,738 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.
(2)	Based solely on a Schedule 13G dated February 14, 2022, which indicates that AIGH Capital Management, L.L.C. may be deemed to beneficially own 390,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2022	FY 2021
Audit Fees	$91,500	$69,125
Total Fees	$91,500	$69,125

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2022, and 2021, which was performed by Paris, Kreit, and Chiu CPA LLP (formerly as “Benjamin & Ko”). All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp. (3)
4.1	Description of Securities (7)
10.3	Employment Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (3)
10.4	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and OC Kim (3)
10.5	Change of Control Agreement, dated September 21, 2009, between Franklin Wireless Corp. and David Lee. (3)
10.7	Lease, dated September 9, 2015, between the Company and Hunsaker & Associates San Diego, Inc., a California corporation (5)
10.8	Common Stock Purchase Agreement, dated August 18, 2020, between Franklin Wireless Corp. and Top Intercube Co., Ltd. (6)
10.9	Common Stock Purchase Agreement, dated August 18, 2020, between Franklin Wireless Corp. and Partron Co., Ltd. (6)
10.10	Loan Agreement between Franklin Technology Incorporation and Franklin Wireless Corporation, dated March 31, 2022 (8)
14.1	Code of Ethics (2)
23.1	Consent of Paris, Kreit and Chiu CPA LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

(4) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011.

(5) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015.

(6) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2020, filed on September 17, 2020.

(7) Incorporated by reference from Report on Form 10-K/A for the year ended June 30, 2020, filed on September 18, 2020.

(8) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 10, 2022.

(c) Supplementary Information

None.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ OC KIM	President and a Director	September 13, 2022

Principal Financial Officer

/s/ David Brown	Acting Chief Financial Officer	September 13, 2022
David Brown

/s/ GARY NELSON	Chairman of the Board of Directors	September 13, 2022
Gary Nelson

/s/ JOHNATHAN CHEE	Director	September 13, 2022
Johnathan Chee

/s/ HEIDY CHOW	Director	September 13, 2022
Heidy Chow

/s/ KRISTINA KIM	Director	September 13, 2022
Kristina Kim

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022, and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Franklin Wireless Corp.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Franklin Wireless Corp. and its subsidiary (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s consolidated financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

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

Description of the Matter

Legal Proceedings

As described in Note 8 to the consolidated financial statements, management records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and when loss is probable. Where the reasonable estimate of the probable loss is a range, management records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. Management either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. Management discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that a loss may be incurred.

How We Addressed the Matter in Our Audit

The principal considerations for our determination that performing procedures relating to legal proceedings is a critical audit matter are the significant judgment by management when assessing the likelihood of a loss being incurred and when estimating the loss or range of loss for each claim, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the liabilities and disclosures associated with legal proceedings.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the liability related to legal proceedings, including controls over determining the likelihood of a loss and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with internal and external legal counsel, evaluating the reasonableness of management’s assessment regarding whether an unfavourable outcome is reasonably possible or probable and reasonably estimable, and evaluating the sufficiency of the Company’s disclosures related to legal proceedings

We have served as the Company’s auditor since 2020.

/s/ Paris, Kreit, and Chiu CPA LLP, (formerly as “Benjamin & Ko”).

New York, NY

September 13, 2022

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$26,277,418	$45,796,006
Short-term investments-others	16,336,659	5,386,034
Accounts receivable, net	1,322,619	2,542,429
Other receivables, net	40,132	50,040
Inventories, net	4,197,863	975,519
Prepaid expenses and other current assets	40,939	44,984
Advance payments to vendors	174,796	40,630
Total current assets	48,390,426	54,835,642
Property and equipment, net	105,952	151,610
Intangible assets, net	1,350,056	1,246,750
Deferred tax assets, non-current	1,347,436	387,548
Goodwill	273,285	273,285
Right of use assets	448,621	753,263
Other assets	126,095	140,539
TOTAL ASSETS	$52,041,871	$57,788,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,143,305	$9,718,989
Income tax payable	6,702	333,503
Unearned revenue	231,624	–
Accrued liabilities	589,907	785,525
Lease liabilities, current	308,834	317,519
Total current liabilities	9,280,372	11,155,536
Lease liabilities, non-current	159,104	467,937
Total liabilities	9,439,476	11,623,473

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2022, and 2021	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,684,280 and 11,590,281 shares issued and outstanding as of June 30, 2022, and 2021, respectively	14,163	14,069
Additional paid-in capital	13,593,426	12,972,234
Retained earnings	31,964,246	35,727,094
Treasury stock, 2,549,208 shares as of June 30, 2022, and 2021	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(984,152)	(472,502)
Total Parent Company stockholders’ equity	41,032,790	44,686,002
Non-controlling interests	1,569,605	1,479,162
Total stockholders’ equity	42,602,395	46,165,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,041,871	$57,788,637

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive (Loss) Income

	Fiscal Years Ended June 30,
	2022	2021
Net sales	$23,997,762	$184,115,345
Cost of goods sold	20,181,179	151,651,324
Gross profit	3,816,583	32,464,021
Operating expenses:
Selling, general and administrative	4,509,344	5,077,848
Research and development	4,282,131	4,567,863
Total operating expenses	8,791,475	9,645,711
(Loss) income from operations	(4,974,892)	22,818,310
Other income, net:
Interest income	71,375	8,789
Income from governmental subsidy	91,567	147,166
Gain from the forgiveness of payroll protection plan loan	–	487,300
Gain from the forgiveness of debts	38,397	–
Other income (expense), net	64,080	(26,088)
Total other income, net	265,419	617,167
(Loss) income before (benefit) provision for income taxes	(4,709,473)	23,435,477
Income tax (benefit) provision	(1,037,068)	5,039,295
Net (loss) income	(3,672,405)	18,396,182

Less non-controlling interests in net income of subsidiary at 33.7%	90,443	697,147
Net (loss) income attributable to Parent Company	$(3,762,848)	$17,699,035

Basic (loss) earnings per share attributable to Parent Company stockholders	$(0.32)	$1.56
Diluted (loss) earnings per share attributable to Parent Company stockholders	$(0.32)	$1.53

Weighted average common shares outstanding - basic	11,613,812	11,350,946
Weighted average common shares outstanding - diluted	11,613,812	11,592,901

Comprehensive (loss) income
Net (loss) income	$(3,672,405)	$18,396,182
Translation adjustments	(511,650)	177,924
Comprehensive (loss) income	(4,184,055)	18,574,106
Less: comprehensive income attributable to non-controlling interest	90,443	697,147
Comprehensive (loss) income attributable to controlling interest	$(4,274,498)	$17,876,959

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2020	10,605,912	$14,007	$7,475,365	$18,028,059	$(4,513,479)	$(650,426)	$782,015	$21,135,541
Net income attributable to Parent Company	–	–	–	17,699,035	–	–	–	17,699,035
Foreign exchange translation	–	–	–	–	–	177,924	–	177,924
Issuance of stock related to stock option exercised	61,291	62	74,689	–	–	–	–	74,751
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	697,147	697,147
Sales of treasury stock	923,078	–	5,041,422	–	958,586	–	–	6,000,008
Stock based compensation	–	–	380,758	–	–	–	–	380,758
Balance - June 30, 2021	11,590,281	$14,069	$12,972,234	$35,727,094	$(3,554,893)	$(472,502)	$1,479,162	$46,165,164
Net loss attributable to Parent Company	–	–	–	(3,762,848)	–	–	–	(3,762,848)
Foreign exchange translation	–	–	–	–	–	(511,650)	–	(511,650)
Issuance of stock related to stock option exercised	93,999	94	75,351	–	–	–	–	75,445
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	90,443	90,443
Stock based compensation	–	–	545,841	–	–	–	–	545,841
Balance - June 30, 2022	11,684,280	$14,163	$13,593,426	$31,964,246	$(3,554,893)	$(984,152)	$1,569,605	$42,602,395

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,672,405)	$18,396,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,743	90,322
Amortization of intangible assets	579,012	435,571
Stock based compensation	545,841	380,758
Bad debt expense	23,780	338,185
Forgiveness of payroll protection plan loan	–	(487,300)
Forgiveness of debts	(38,397)	–
Disposal of intangible assets	–	140,192
Amortization of right of use assets	304,642	386,407
Deferred tax (benefit)	(959,888)	550,640
Increase (decrease) in cash due to change in:
Accounts receivable	1,205,938	13,103,973
Inventories	(3,222,344)	10,807,884
Prepaid expenses and other current assets	4,045	(23,396)
Advance payments to vendors	(134,166)	(12,792)
Other assets	14,444	142,830
Accounts payable	(1,537,287)	(32,364,266)
Income tax payable	(326,801)	298,790
Lease liabilities	(317,518)	(399,285)
Unearned revenue	231,624	–
Accrued liabilities	(195,618)	319,504
Net cash (used in) provided by operating activities	(7,407,355)	12,104,199

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(10,950,625)	(4,116)
Purchases of property and equipment	(42,085)	(21,043)
Payments for capitalized product development costs	(658,544)	(694,909)
Purchases of intangible assets	(23,774)	(2,452)
Net cash used in investing activities	(11,675,028)	(722,520)

CASH FLOW FROM FINANCING ACTIVITIES:
Sales of common stock sold from treasury stock	–	6,000,008
Cash received from exercise of stock options	75,445	74,751
Net cash provided by financing activities	75,445	6,074,759

Effect of foreign currency translation	(511,650)	177,924
Net (decrease) increase in cash and cash equivalents	(19,518,588)	17,634,362
Cash and cash equivalents, beginning of year	45,796,006	28,161,644
Cash and cash equivalents, end of year	$26,277,418	$45,796,006

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(200,350)	$(4,124,485)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of approximately 66.3% (approximately 33.7% is owned by non-controlling interests) as of June 30, 2022, and 2021. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of June 30, 2022, or June 30, 2021.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2022, the non-controlling interest was $1,569,605, which represents a $90,443 increase from $1,479,162 as of June 30, 2021.  The increase in the non-controlling interest of $90,443 was from income in the subsidiary of $268,716 incurred for the year ended June 30, 2022.

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

We generate revenues from three geographic areas, consisting of North America, the Caribbean and South America, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2022	2021
North America	$23,305,366	$183,771,146
Caribbean and South America	2,375	17,500
Asia	690,021	326,699
Totals	$23,997,762	$184,115,345

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2022	June 30, 2021
United States	$1,374,747	$1,349,320
Asia	81,261	49,040
Totals	$1,456,008	$1,398,360

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of June 30, 2022, and 2021.

Revenue Recognition

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services covered by contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the year ended June 30, 2022, was not material.

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

The balances of our trade receivables are as follows:

	June 30, 2022	June 30, 2021
Accounts Receivable	$1,322,619	$2,542,429

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2022 and June 30, 2021.

An amount of $837,000 is included in the Accounts Receivable balance as of June 30, 2022, which is the direct result of an agreement between our vendor and our customer where we acted as facilitator. There is a corresponding balance of $837,000 in our Accounts Payable balance as of June 30, 2022. We expect to settle our liability with the vendor once the amount is received from the customer.

	June 30, 2022	June 30, 2021
Undelivered products	$371,624	$140,000

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for over 99% of net sales for the year ended June 30, 2022. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for under 1% of net sales for the year ended June 30, 2022. Most of our revenue that is recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer can direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2022, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $500,000 and $360,000 associated with capitalized product development costs associated with complete technology for the years ended June 30, 2022, and 2021, respectively.

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

As of June 30, 2022, and June 30, 2021, capitalized product development costs in progress were $187,343 and $602,388, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2022, we incurred $658,544 in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $4,282,131 and $4,567,863 for the years ended June 30, 2022, and 2021, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statements of comprehensive income, were $246,290 and $723,617 for the years ended June 30, 2022, and 2021, respectively.

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

Short Term Investments

We have invested excess funds in short term liquid assets, such as certificates of deposit or money market funds.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond our control. We may write down our inventory value for potential obsolescence and excess inventory.  As of June 30, 2022, and 2021, we have recorded inventory reserves in the amount of $557,155 and $0, respectively, for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2022, and 2021.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2022:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	187,343	–	187,343
Software	5 years	2.0 years	423,147	314,855	108,292
Patents	10 years	2.5 years	21,543	15,122	6,421
Certifications & licenses	3 years	1.1 years	2,144,359	1,096,359	1,048,000
Total as of June 30, 2022			$2,794,789	1,444,733	1,350,056

The definite lived intangible assets consisted of the following as of June 30, 2021:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	0.5 years	18,397	15,331	3,066
Technology in progress	Not Applicable	–	602,388	–	602,388
Software	5 years	3.0 years	399,811	268,495	131,316
Patents	10 years	3.9 years	21,105	12,951	8,154
Certifications & licenses	3 years	1.6 years	1,070,770	568,944	501,826
Total as of June 30, 2021			$2,112,471	$865,721	$1,246,750

Amortization expense recognized during the years ended June 30, 2022, and 2021 was $579,012 and $435,571, respectively. For the year ended June 30, 2021, we disposed the fully amortized intangible assets in the amount of $3,228,261 and a technology in progress in the amount of $140,192 as we identified it has the great unlikelihood of economic success based on its performance test results. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2023	FY2024	FY2025	FY2026	FY2027	Thereafter
Total	$557,856	$381,973	$181,342	$14,042	$10,000	$17,500

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2022, that would indicate that the long-lived assets are impaired.

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

(Loss) Earnings per Share Attributable to Common Stockholders

Basic (loss) earnings per share is calculated by dividing the net (loss) income by the weighted-average number of common shares that were outstanding for the period, without consideration for potential common shares. Diluted (loss) earnings per share is calculated by dividing the net (loss) income by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of common stock options outstanding under our stock plan.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2022, net sales to our two largest customers represented 70% and 13% of our consolidated net sales, respectively, and 0% of our accounts receivable balance as of June 30, 2022. For the year ended June 30, 2021, net sales to our two largest customers represented 63% and 30% of our consolidated net sales, respectively, and 0% and 84% of our accounts receivable balance as of June 30, 2021. No other customer accounted for more than ten percent of total net sales.

For the year ended June 30, 2022, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If they were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. For the year ended June 30, 2022, we purchased wireless data products from these suppliers in the amount of $22,319,313, or 98.3% of total purchases, and had related accounts payable of $7,409,273 as of June 30, 2022. For the year ended June 30, 2021, we purchased wireless data products from these suppliers in the amount of $138,516,044, or 99% of total purchases, and had related accounts payable of $9,096,451 as of June 30, 2021

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution. However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses, which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset. The Company adopted the standard on July 1, 2020. The new standard did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the amendments in ASU 2018-02, an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income to retained earnings. The adoption of this update does not have a material impact the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted the standard on July 1, 2021. The new standard did not have a material impact on its consolidated financial statements.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2022	June 30, 2021
Machinery and Commercial Equipment	$67,848	$67,044
Office equipment	312,785	291,191
Molds	575,552	575,552
Vehicle	15,513	–
	971,698	933,787
Less accumulated depreciation	(865,746)	(782,177)
Total	$105,952	$151,610

Depreciation expense associated with property and equipment was $87,743 and $90,322 for the fiscal years ended June 30, 2022, and 2021, respectively, and is included in selling, general, and administrative expenses on the consolidated statements of comprehensive (loss) income. For the years ended June 30, 2022 and 2021, we disposed of fully depreciated property and equipment in the amounts of $4,175 and $812,416, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	June 30, 2022	June 30, 2021
Accrued payroll deductions owed to government entities	$55,387	$66,307
Accrued vacation	65,602	73,900
Accrued undelivered inventory	140,000	140,000
Accrued commission for service providers	40,000	52,500
Accrued commission to a customer	288,306	451,898
Other accrued liabilities	612	920
Total	$589,907	$785,525

NOTE 6 - INCOME TAXES

Income tax (benefit) provision for the years ended June 30, 2022, and 2021 consists of the following:

	Year Ended June 30,
	2022	2021
Current income tax (benefit) expense:
Federal	$(127,998)	$4,217,883
State	975	(525)
Foreign	49,843	256,636
Total Current income tax expense (benefit)	(77,180)	4,473,994
Deferred income tax (benefit) expense:
Federal	(876,513)	142,242
State	(83,375)	155,410
Foreign	–	267,649
Total deferred income tax expense (benefit)	(959,888)	565,301
(Benefit) provision for income taxes	$(1,037,068)	$5,039,295

The (benefit) provision for income taxes reconciles to the amount computed by applying the effective federal statutory income tax rate to the income before provision for income taxes as follows:

	Year Ended June 30,
	2022	2021
Federal income tax, at statutory rate of 21% applied to (loss) earnings before income taxes and extraordinary items	$(982,130)	$4,929,611
State tax, net of federal tax benefit	(82,840)	125,237
Nondeductible expenses	870	22,688
R&D credits	(46,643)	(56,950)
Global intangible low-taxed income	152,930	95,419
Foreign rate difference	(16,279)	39,146
Others	(62,976)	(13,523)
Forgiveness of payroll protection plan loan	–	(102,333)
Change in valuation allowance	–	–
(Benefit) provision for income taxes	$(1,037,068)	$5,039,295

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2022	June 30, 2021
Deferred tax asset:
Net operating losses	$737,258	$170,649
State tax	–	–
Lease accounting, net	4,299	7,035
Intangibles	156,334	84,831
Tax credits	202,958	133,451
Inventory reserve	155,133	30,591
Other, net	145,679	12,693
Total deferred tax assets	1,401,661	439,250
Deferred tax liabilities:
Deferred state taxes	(46,565)	(29,056)
State tax	(205)	(110)
Property and equipment, net	(7,865)	(22,536)
Total deferred tax liabilities	(54,225)	(51,702)
Less valuation allowance	–	–
Net deferred tax asset	$1,347,436	$387,548

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income. Management determined it is more likely than not that the federal deferred tax assets will be fully realized, and no valuation allowance is necessary as of June 30, 2022 or 2021.

As of June 30, 2022, we have federal and state net operating loss carryforwards of approximately $3.3 million and $40,000, respectively. Under the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, the federal net operating loss of approximately $2.5 million, which was recognized on or after January 1, 2018, will carry forward indefinitely. The federal net operating loss of approximately $0.8 million, which was recognized on or before December 31, 2017, will expire through 2035. The state net operating loss of approximately $40,000 will begin to expire through 2042. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company's computation of its deferred tax assets, is as follows:

Balance as of June 30, 2020	$296,832
Gross increase	38,427
Balance as of June 30, 2021	335,259
Gross increase	29,789
Balance as of June 30, 2022	$365,048

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

NOTE 7 – (LOSS) EARNINGS PER SHARE

We report (loss) earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic (loss) earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options by using the treasury stock method that the proceeds we receive from an in-the-money option exercise are used towards repurchasing common shares in the market. For the year ended June 30, 2022, we were in a net loss position and have excluded 766,001 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. For the year ended June 30, 2021, we have calculated the diluted effect of common stocks arising from 484,000 stock options.

The weighted average number of shares outstanding used to compute (loss) earnings per share is as follows:

	Year Ended June 30,
	2022	2021
Net (loss) income attributable to Parent Company	$(3,762,848)	$17,699,035
Weighted-average shares of common stock outstanding:
Basic	11,613,812	11,350,946
Dilutive effect of common stock equivalents arising from stock options	–	241,955
Diluted Outstanding shares	11,613,812	11,592,901
Basic (loss) earnings per share attributable to Parent Company stockholders	$(0.32)	$1.56
Diluted (loss) earnings per share attributable to Parent Company stockholders	$(0.32)	$1.53

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842). Topic 842 amended several aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption.

The Company, effective July 1, 2019 has adopted the provisions of the new standard. The Company decided to use the practical expedients available upon adoption of Topic 842 to aid the transition from current accounting to provisions of Topic 842. The package of expedients will effectively allow the Company to run off existing leases, as initially classified as operating and classify new leases after implementation under the new standard as the business evolves.

The Company has an operating lease principally for both Franklin Wireless Corp. and Franklin Technologies Inc. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

The Company adopted Topic 842 using a modified retrospective approach for its existing lease at July 1, 2019. The adoption of Topic 842 impacted the Company’s balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The lease liability is based on the present value of the remaining lease payments, discounted using a market based incremental borrowing rate as the effective date of July 1, 2019 using current estimates as to lease term including estimated renewals for each operating lease.

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended at a monthly rent of $25,754, by an additional fifty months to December 31, 2023. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expired on August 31, 2022 but extended by an additional twelve months to August 31, 2023. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2022, and extended by an additional twelve months to September 4, 2023.

Rent expense for the years ended June 30, 2022, and 2021 was $446,057 and $446,614, respectively. Future minimum payments under operating leases are as follows:

	Payments due by June 30,
	2023	2024	Total
Administrative office, San Diego, CA	$321,930	$160,965	$482,895
Total Obligations	$321,930	$160,965	$482,895

As of June 30, 2022, we used discount rates of 4.0% in determining our operating lease liabilities for the office spaces in San Diego, California. This rate represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized, and our lease of the South Korean offices has been considered as short-term lease. Our San Diego office lease was extension of previous lease and did not contain any further extension provisions.

Future minimum payments under operating leases are as follows:

Operating Leases
Fiscal 2023	$321,930
Fiscal 2024	160,965
Total lease payments	482,895
Less imputed interest	(14,957)
Total	$467,938

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

Verizon first advised us of one alleged Jetpack device failure at the end of February 2021. We immediately began meeting with Verizon and requested access to the device. We also began internal testing to evaluate device performance. We did not receive any further incident information until the last week of March 2021. On April 1, 2021 we issued a press release announcing that we had received reports from Verizon about potential issues with the batteries in the devices. On April 9, 2021 we issued a press release announcing the voluntary recall by Verizon.

As of the date of this report, we have been unable to recreate any device failures of the type identified by Verizon. All internal testing conducted to date has confirmed that the Jetpack devices are performing within normal parameters. We are not currently aware of any aspect of the Jetpack design that could cause the devices to fail in the way described in Verizon’s recall notice.

Future Impact on Financial Performance

We are striving to avoid any litigation arising from the recall and have not been served with any legal action relating to the products covered by the recall. We are not currently able to estimate the financial impact of the recall on our future operations. At this time, we do not have information that identifies the cause of the alleged incidents. We also do not have any specific legal claims or theories of causation for device failure incidents that would help us estimate the cost of potential future litigation. No liability has been recorded for this litigation because the Company believes that any such liability is not probable and reasonably estimable at this time.

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

The Harwood and Martin actions have recently been consolidated into a single action in the U.S. District Court, Southern District of California (San Diego) titled “In re Franklin Wireless Corp. Derivative Litigation”, Case No.: 21cv1837-AJB (MSB). Discovery is ongoing at this time.

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

The Company will vigorously defend such shareholder litigation and proceedings. No liability has been recorded for these litigations because the Company believes that any such liability is not probable and reasonably estimable at this time.

“Short-Swing” Profits Litigation

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Nosirrah Management LLC v. Franklin Wireless et al. Case # 3:21-cv-01316-CAB-JLB, on or about July 22, 2021, claiming that our Chief Executive Officer, OC Kim, violated Section 16(b) of the Securities Exchange Act of 1934 for receiving “short-swing” profits from a sale and purchase of Franklin shares, in violation of that Act. We believe the allegations are not supported by the facts and we intend to vigorously defend against these claims. No liability has been recorded for this litigation because the Company believes that any such liability is not probable and reasonably estimable at this time.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $545,841 and $380,758 compensation expenses recorded under this method for the years ended June 30, 2022, and 2021, respectively.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2020	251,291	$1.05	1.95	$1,124,525
Granted	299,000	5.40	–	–
Exercised	(61,291)	1.22	–	–
Forfeited or expired	(5,000)	5.40	–	–
Outstanding as of June 30, 2021	484,000	$3.67	2.83	$2,662,830
Granted	388,000	3.38	–	–
Exercised	(93,999)	0.80	–	–
Forfeited or expired	(12,000)	5.40	–	–
Outstanding as of June 30, 2022	766,001	$3.85	3.37	$183,270

Exercisable as of June 30, 2022	345,366	$3.84	2.42	$183,270

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $3.1727 as of June 30, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2022, in the amount of 766,001 shares was $3.17 per share.

As of June 30, 2022, there was unrecognized compensation cost of $1,311,085 related to non-vested stock options granted.

