Form 10-Q
period 2022-09-30
FRANKLIN WIRELESS CORP
filed 2022-11-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The Registrant has 11,684,280 shares of common stock outstanding as of November 14, 2022.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2022. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	September 30, 2022	June 30,
	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$25,504,941	$26,277,418
Short-term investments-others	15,256,000	16,336,659
Accounts receivable, net	946,006	1,322,619
Other receivables, net	28,178	40,132
Inventories, net	5,053,255	4,197,863
Prepaid expenses and other current assets	32,232	40,939
Advance payments to vendors	146,020	174,796
Total current assets	46,966,632	48,390,426
Property and equipment, net	116,807	105,952
Intangible assets, net	1,670,266	1,350,056
Deferred tax assets, non-current	1,451,619	1,347,436
Goodwill	273,285	273,285
Right of use assets	375,785	448,621
Other assets	116,186	126,095
TOTAL ASSETS	$50,970,580	$52,041,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,680,700	$8,143,305
Income tax payable	1,770	6,702
Unearned revenue	301,737	231,624
Accrued liabilities	552,140	589,907
Lease liabilities, current	311,932	308,834
Total current liabilities	9,848,279	9,280,372
Lease liabilities, non-current	79,949	159,104
Total liabilities	9,928,228	9,439,476

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of September 30, 2022, and June 30, 2022	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,684,280 shares issued and outstanding as of September 30, 2022, and June 30, 2022, respectively	14,163	14,163
Additional paid-in capital	13,774,171	13,593,426
Retained earnings	30,837,255	31,964,246
Treasury stock, 2,549,208 shares as of September 30, 2022, and June 30, 2022	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,298,370)	(984,152)
Total Parent Company stockholders’ equity	39,772,326	41,032,790
Non-controlling interests	1,270,026	1,569,605
Total stockholders’ equity	41,042,352	42,602,395
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,970,580	$52,041,871

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,
	2022	2021
Net sales	$8,108,940	$3,344,060
Cost of goods sold	6,515,078	2,851,096
Gross profit	1,593,862	492,964
Operating expenses:
Selling, general and administrative	1,239,635	1,077,815
Research and development	970,120	1,021,902
Total operating expenses	2,209,755	2,099,717
Loss from operations	(615,893)	(1,606,753)
Other income, net:
Interest income	60,062	1,923
Income from governmental subsidy	17,147	84,746
(Loss) gain from foreign currency transactions	(948,887)	47,318
Other expense, net	(42,382)	(1,463)
Total other (expense) income, net	(914,060)	132,524
Loss before provision for income taxes	(1,529,953)	(1,474,229)
Income tax benefits	(103,383)	(411,256)
Net loss	(1,426,570)	(1,062,973)
Less: non-controlling interests in net (loss) income of subsidiary at 33.7%	(299,579)	40,632
Net loss attributable to Parent Company	$(1,126,991)	$(1,103,605)

Basic loss per share attributable to Parent Company stockholders	$(0.10)	$(0.10)
Diluted loss per share attributable to Parent Company stockholders	$(0.10)	$(0.10)

Weighted average common shares outstanding - basic	11,684,280	11,593,006
Weighted average common shares outstanding - diluted	11,684,280	11,593,006

Comprehensive loss:
Net loss	$(1,426,570)	$(1,062,973)
Translation adjustments	(314,218)	(127,605)
Comprehensive loss	(1,740,788)	(1,190,578)
Less: comprehensive (loss) income attributable to non-controlling interest	(299,579)	40,632
Comprehensive loss attributable to controlling interest	$(1,441,209)	$(1,231,210)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2022 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2022	11,684,280	$14,163	$13,593,426	$31,964,246	$(3,554,893)	$(984,152)	$1,569,605	$42,602,395
Net loss attributable to Parent Company	–	–	–	(1,126,991)	–	–	–	(1,126,991)
Foreign exchange translation	–	–	–	–	–	(314,218)	–	(314,218)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(299,579)	(299,579)
Stock based compensation	–	–	180,745	–	–	–	–	180,745
Balance – September 30, 2022 (unaudited)	11,684,280	$14,163	$13,774,171	$30,837,255	$(3,554,893)	$(1,298,370)	$1,270,026	$41,042,352

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2021 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2021	11,590,281	$14,069	$12,972,234	$35,727,094	$(3,554,893)	$(472,502)	$1,479,162	$46,165,164
Net loss attributable to Parent Company	–	–	–	(1,103,605)	–	–	–	(1,103,605)
Foreign exchange translation	–	–	–	–	–	(127,605)	–	(127,605)
Issuance of stock related to stock option exercised	3,999	4	21,591	–	–	–	–	21,595
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	40,632	40,632
Stock based compensation	–	–	94,538	–	–	–	–	94,538
Balance – September 30, 2021 (unaudited)	11,594,280	$14,073	$13,088,363	$34,623,489	$(3,554,893)	$(600,107)	$1,519,794	$45,090,719

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,426,570)	$(1,062,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,819	22,786
Amortization of intangible assets	179,894	93,694
Stock based compensation	180,745	94,538
Amortization of right of use assets	72,836	90,634
Deferred tax (benefit)	(104,183)	(439,568)
Increase (decrease) in cash due to change in:
Accounts receivable	388,567	1,000,401
Inventories	(855,392)	247,576
Prepaid expenses and other current assets	8,707	10,544
Prepaid income taxes	–	(102,055)
Advance payments to vendors	28,776	(88,114)
Other assets	9,909	5,321
Accounts payable	537,395	(6,156,666)
Income tax payable	(4,932)	(69,984)
Unearned revenue from customers	70,113	125,701
Lease liabilities	(76,057)	(93,853)
Accrued liabilities	(37,767)	(46,568)
Net cash used in operating activities	(1,012,140)	(6,368,586)

CASH FLOW FROM INVESTING ACTIVITIES:
Sales/Purchases of short-term investments	1,080,659	(585)
Purchases of property and equipment	(26,674)	(6,032)
Payments for capitalized product development costs	(493,250)	(35,543)
Purchases of intangible assets	(6,854)	(1,325)
Net cash provided by (used in) investing activities	553,881	(43,485)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	–	21,595
Net cash provided by financing activities	–	21,595

Effect of foreign currency translation	(314,218)	(127,605)
Net decrease in cash and cash equivalents	(772,477)	(6,518,081)
Cash and cash equivalents, beginning of period	26,277,418	45,796,006
Cash and cash equivalents, end of period	$25,504,941	$39,277,925

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(800)	$(200,350)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. ("FTI"), with a majority voting interest of 66.3% (approximately 33.7% is owned by non-controlling interests) as of September 30, 2022 and 2021. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of September 30, 2022, or June 30, 2022.

Non-controlling Interest in a Consolidated Subsidiary

As of September 30, 2022, the non-controlling interest was $1,270,026, which represents a $299,579 decrease from $1,569,605 as of June 30, 2022. The decrease in the non-controlling interest of $299,579 was from loss in the subsidiary of $890,082 incurred for the three months ended September 30, 2022.

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

	Three Months Ended September 30,
Net sales:	2022	2021
North America	$8,107,451	$3,171,198
Asia	1,489	172,862
Totals	$8,108,940	$3,344,060

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2022	June 30, 2022
North America	$1,681,253	$1,374,747
Asia	105,820	81,261
Totals	$1,787,073	$1,456,008

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of September 30, 2022, we did not believe an allowance for doubtful accounts was necessary.

Revenue Recognition

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the quarter ended September 30, 2022 was not material.

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

The balances of our trade receivables are as follows:

	September 30, 2022	June 30, 2022
Accounts Receivable	$946,006	$1,322,619

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended September 30, 2022, and June 30, 2022.

Our contract liabilities are as follows:

	September 30, 2022	June 30, 2022
Undelivered products	$441,737	$371,624

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the three months ended September 30, 2022. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the three months ended September 30, 2022. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of September 30, 2022, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $166,000 and $78,000 associated with capitalized product development costs associated with complete technology for the three months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, and June 30, 2022, capitalized product development costs in progress were $680,593 and $187,343, respectively, and the amounts are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2022 and 2021, we incurred $493,250 and $35,543, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $970,120 and $1,021,902 for the three months ended September 30, 2022 and 2021, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $40,553 and $45,384 for the three months ended September 30, 2022 and 2021, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of September 30, 2022, and June 30, 2022, we have recorded inventory reserves in the amount of $557,155 for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of September 30, 2022 or June 30, 2022.

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

As of September 30, 2022, and June 30, 2022, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Stock-based Compensation

Our employee share-based awards result in a cost that is measured at fair value on an award’s grant date, based on the estimated number of awards that are expected to vest. Compensation costs are recognized over the period that an employee provides service in exchange for the award, i.e., the vesting period. We estimate the fair value of stock options using a Black-Scholes option pricing model. Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock-based compensation costs are reflected in the accompanying consolidated statements of comprehensive income based upon the underlying recipients' roles within the Company.

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

We assess its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. We classify interest and penalties associated with such uncertain tax positions as a component of income tax expense.

As of September 30, 2022, we have no material unrecognized tax benefits. We recorded income tax benefits of $103,383 and $411,256 for the three months ended September 30, 2022, and 2021, respectively. We also recorded an increase in deferred tax asset, non-current, of $104,183 and $439,568 for the three months ended September 30, 2022, and 2021, respectively.

Earnings (loss) per Share Attributable to Common Stockholders

Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares that were outstanding for the period, without consideration for potential common shares. Diluted earnings per share is calculated by dividing the net income (loss) by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of common stock options outstanding under our stock plan.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2022, sales to our one largest customer accounted for 92% of our consolidated net sales, and 0% of our accounts receivable balance as of September 30, 2022. In the same period of 2021, sales to our two largest customers accounted for 64% and 16% of our consolidated net sales, and 0% and 33% of our accounts receivable balance as of September 30, 2021. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2022 and 2021.

For the three months ended September 30, 2022, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the three months ended September 30, 2022, we purchased wireless data products from these manufacturers in the amount of $7,067,055, or 99% of total purchases, and had related accounts payable of $7,990,867 as of September 30, 2022. In the same period of 2021, we purchased wireless data products from these manufacturers in the amount of $2,473,117, or 99% of total purchases, and had related accounts payable of $3,159,529 as of September 30, 2021.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution. However, we do not anticipate any losses on excess deposits.

NOTE 2 – BUSINESS OVERVIEW

We are a leading provider of integrated wireless solutions utilizing the latest in 4G LTE (fourth generation long-term evolution) and 5G (fifth generation) technologies including mobile hotspots, routers, CPEs (Customer Premise Equipment), and various trackers. Our integrated software subscription services provide users remote capabilities including mobile device management (MDM) and software defined wide area networking (SD-WAN).

We have majority ownership of Franklin Technology Inc. (FTI), a research and development company based in Seoul, South Korea. FTI primarily provides design and development services for our wireless products.

Our products are generally marketed and sold directly to wireless operators and indirectly through strategic partners and distributors. Our global customer base primarily extends from North America to Asia.

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2022 included in our Form 10-K filed on September 13, 2022. The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS

The definite lived intangible assets consisted of the following as of September 30, 2022:

Definite lived intangible assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	680,593	–	680,593
Software	5 years	2.3 years	423,147	327,182	95,964
Patents	10 years	3.2 years	28,397	16,500	11,898
Certifications & licenses	3 years	0.8 years	2,144,359	1,262,548	881,811
Total as of September 30, 2022			$3,294,893	$1,624,627	$1,670,266

The definite lived intangible assets consisted of the following as of June 30, 2022:

Definite lived intangible assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	187,343	–	187,343
Software	5 years	2.6 years	423,147	314,855	108,292
Patents	10 years	2.5 years	21,543	15,122	6,421
Certifications & licenses	3 years	1.1 years	2,144,359	1,096,359	1,048,000
Total as of June 30, 2022			$2,794,789	1,444,733	1,350,056

Amortization expense recognized during the three months ended September 30, 2022 and 2021 was $179,894 and $93,694, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2023	FY2024	FY2025	FY2026	FY2027	Thereafter
Total	$370,841	$393,046	$183,177	$13,981	$10,188	$18,440

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2022	June 30, 2022
Machinery and Commercial Equipment	$68,004	$67,848
Office equipment	312,993	312,785
Molds	601,862	575,552
Vehicle	15,513	15,513
	998,372	971,698
Less accumulated depreciation	(881,565)	(865,746)
Total	$116,807	$105,952

Depreciation expense associated with property and equipment was $15,819 and $22,786 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2022	June 30, 2022
Accrued payroll deductions owed to government entities	$52,356	$55,387
Accrued vacation	62,563	65,602
Accrued undelivered inventory	140,000	140,000
Accrued commission for service providers	37,500	40,000
Accrued commission to a customer	248,549	288,306
Other accrued liabilities	11,172	612
Total	$552,140	$589,907

NOTE 7 – EARNINGS (LOSS) PER SHARE

For the three months ended September 30, 2022 and 2021, we were in a net loss position and have excluded 756,001 and 477,001 stock options, respectively, from the calculation of diluted net loss per share because these securities are anti-dilutive.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended September 30,
	2022	2021
Net loss attributable to Parent Company	$(1,126,991)	$(1,103,605)

Weighted-average shares of common stock outstanding:
Basic shares outstanding	11,684,280	11,593,006
Dilutive effect of common stock equivalents arising from stock options	–	–
Diluted shares outstanding	11,684,280	11,593,006
Basic loss per share	$(0.10)	$(0.10)
Diluted loss per share	$(0.10)	$(0.10)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

On September 9, 2015, we signed a lease for new office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the new lease includes payment for certain common area costs. The term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 for the three months ended September 30, 2022 and 2021.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases will expire on August 31, 2023. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2022 and 2021.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that will expire on September 4, 2023. Rent expense related to this lease was $1,930 and $2,223 for the three months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, we used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions.

Future minimum payments under operating leases are as follows:

Operating Leases
Fiscal 2023	$241,448
Fiscal 2024	160,965
Total lease payments	402,413
Less imputed interest	(10,532)
Total	$391,881

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

Verizon Jetpack Recall

On April 8, 2021, Verizon issued a press release announcing that it is working with the U.S. Consumer Product Safety Commission (CPSC) to conduct a voluntary recall of certain Verizon Ellipsis Jetpack mobile hotspot devices, indicating that the lithium-ion battery in the devices can overheat, posing a fire and burn hazard. According to the CPSC release, the recall affects approximately 2.5 million devices. We imported the devices and supplied them to Verizon.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $180,745 and $94,538 compensation expenses recorded under this method for the three months ended September 30, 2022 and 2021, respectively.

A summary of the status of our stock options is presented below as of September 30, 2022:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2022	766,001	$3.85	3.37	$183,270
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired	(10,000)	5.40	–	–
Outstanding as of September 30, 2022	756,001	$3.86	3.11	$158,000

Exercisable as of September 30, 2022	399,089	$3.90	2.36	$158,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.92 as of September 30, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2022, in the amount of 756,001 shares was $3.17 per share. As of September 30, 2022, there was unrecognized compensation cost of $1,102,036 related to non-vested stock options granted.

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

NOTE 10 – SUBSEQUENT EVENT

On November 10, 2022 the Company and OC Kim, its President, entered into an amendment of the employment letter agreement dated September 7, 2021. The amendment provides for a severance payment of $3,000,000 if Mr. Kim voluntarily terminates his employment by the Company or if he voluntarily terminates his employment due to a “change in circumstances,” generally defined as a material breach by the Company of its salary and benefit obligations or a significant reduction in Mr. Kim’s title or responsibilities. In the case of a termination of employment by the Company for cause (generally defined as conviction of a felony, or a misdemeanor where imprisonment is imposed, commission of any act of theft, fraud, dishonesty, or material falsification of any employment or Company records, or improper disclosure of the Company's confidential or proprietary information), the Company is to make a severance payment of $1,500,000. In either case, any unvested options become immediately vested.

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information.

In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four year term of the employment letter, with the first such bonus due on December 31, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains certain forward-looking statements relating to future events or our future financial performance. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2022, filed on September 13, 2022. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

BUSINESS OVERVIEW

We are a leading provider of integrated wireless solutions utilizing the latest in 4G LTE (fourth generation long-term evolution) and 5G (fifth generation) technologies including mobile hotspots, routers, CPEs (Customer Premise Equipment), and various trackers. Our integrated software subscription services provide users remote capabilities including mobile device management (MDM) and software defined wide area networking (SD-WAN).

We have majority ownership of Franklin Technology Inc. (FTI), a research and development company based in Seoul, South Korea. FTI primarily provides design and development services for our wireless products.

Our products are generally marketed and sold directly to wireless operators and indirectly through strategic partners and distributors. Our global customer base primarily extends from North America to Asia.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2022, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended September 30, 2022.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2022 and 2021, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2022		2021

Net sales	100.0%		100.0%
Cost of goods sold	80.3%		85.3%
Gross profit	19.7%		14.7%
Operating expenses	27.3%		62.8%
Loss from operations	(7.6%	)	(48.1%	)
Other (expense) income, net	(11.3%	)	4.0%
Net loss before income taxes	(18.9%	)	(44.1%	)
Income tax benefits	(1.3%	)	(12.3%	)
Net loss	(17.6%	)	(31.8%	)
Less: non-controlling interest in net (loss) income of subsidiary	(3.7%	)	1.2%
Net loss attributable to Parent Company stockholders	(13.9%	)	(33.0%	)

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

NET SALES - Net sales increased by $4,764,880, or 142.5%, to $8,108,940 for the three months ended September 30, 2022 from $3,344,060 for the corresponding period of 2021. For the three months ended September 30, 2022, net sales by geographic regions, consisting of North America and Asia, were $8,107,451 (100.0% of net sales) and $1,489 (0.0% of net sales), respectively. For the three months ended September 30, 2021, net sales by geographic regions, consisting of North America and Asia, were $3,171,198 (94.8% of net sales) and $172,862 (5.2% of net sales), respectively.

Net sales in North America increased by $4,936,253, or 155.7%, to $8,107,451 for the three months ended September 30, 2022 from $3,171,198 for the corresponding period of 2021. The increase in net sales in North America was primarily due to the demand for a wireless product from one major carrier customer. Net sales in Asia decreased by $171,373, or 99.1%, to $1,489 for the three months ended September 30, 2022 from $172,862 for the corresponding period of 2021. The decrease in net sales was primarily due to the decreased revenue generated from the material sales and product development service by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $1,100,898, or 223.3%, to $1,593,862 for the three months ended September 30, 2022 from $492,964 for the corresponding period of 2021. The gross profit in terms of net sales percentage was 19.7% for the three months ended September 30, 2022 compared to 14.7% for the corresponding period of 2021. The increase in gross profit was primarily due to the change in net sales as described above. The increase in gross profit in terms of net sales percentage was primarily due to the revenues generated from a major carrier customer, which involved higher gross margin compared the corresponding period of 2021.

OPERATING EXPENSES - Operating expenses increased by $110,038, or 5.2%, to $2,209,755 for the three months ended September 30, 2022 from $2,099,717 for the corresponding period of 2021. Selling, general, and administrative expenses increased by $161,820 to $1,239,635 for the three months ended September 30, 2022, from $1,077,815 for the corresponding period of 2021. The increase in selling, general, and administrative expenses was primarily due to the increased compensation expenses related to stock options granted for employees and legal expenses of approximately $86,000 and $60,000, respectively. Research and development expense decreased by $51,782 to $970,120 for the three months ended September 30, 2022, from $1,021,902 for the corresponding period of 2021. The decrease in research and development expense was primarily due to decreased other research and development costs, which typically vary from period to period.

OTHER INCOME, NET - Other income, net decreased by $1,046,584, or 789.7%, to $914,060 for the three months ended September 30, 2022 from $132,524 for the corresponding period of 2021. The decrease was primarily due to the unfavorable changes in foreign currency exchange rates in FTI.

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

Our principal source of liquidity as of September 30, 2022 consisted of cash and cash equivalents as well as short-term investments of $40,760,941.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the three months ended September 30, 2022 and 2021 was $1,012,140 and $6,368,586, respectively.

The $1,012,140 in net cash used in operating activities for the three months ended September 30, 2022 was primarily due to the increase in inventory of $855,392 as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by an increase in accounts payable of $537,395.

The $6,368,586 in net cash used in operating activities for the three months ended September 30, 2021 was primarily due to the decrease in accounts payable of $6,156,666 as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by a decrease in accounts receivable of $1,000,401.

INVESTING ACTIVITIES - Net cash provided by investing activities for the three months ended September 30, 2022 was $553,881, and net cash used in investing activities for the three months ended September 30, 2021 was $43,485.

The $553,881 in net cash provided by financial activities for the three months ended September 30, 2022 was from the decreased short-term investments of $1,080,659, which was partially offset by the payments for capitalized products development and property and equipment of $493,250 and $26,674, respectively.

The $43,485 in net cash used in investing activities for the three months ended September 30, 2021 was primarily due to the payments for capitalized product development of $35,543.

FINANCING ACTIVITIES - Net cash provided by financing activities for the three months ended September 30, 2022, and 2021 was $0 and $21,595, respectively. The $21,595 in net cash provided by financial activities for the three months ended September 30, 2021 was from cash received from exercise of stock options.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease expiring in December 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases will expire on August 31, 2023. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease will expire on September 4, 2023.

Rent expense for the three months ended September 30, 2022 and 2021 was $111,293 and $111,586, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three months ended September 30, 2022, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 13, 2022 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On November 10, 2022 the Company and OC Kim, its President, entered into an amendment of the employment letter agreement dated September 7, 2021. The amendment provides for a severance payment of $3 million if Mr. Kim voluntarily terminates his employment by the Company or if he voluntarily terminates his employment due to a “change in circumstances,” generally defined as a material breach by the Company of its salary and benefit obligations or a significant reduction in Mr. Kim’s title or responsibilities. In the case of a termination of employment by the Company for cause (generally defined as conviction of a felony, or a misdemeanor where imprisonment is imposed, commission of any act of theft, fraud, dishonesty, or material falsification of any employment or Company records, or improper disclosure of the Company's confidential or proprietary information), the Company is to make a severance payment of $1,500,000. In either case, any unvested options become immediately vested.

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information.

In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four year term of the employment letter, with the first such bonus due on December 31, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 to Employment Agreement, executed on November 10, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ Bill Bauer
Bill Bauer
Dated: November 14, 2022		Acting Chief Financial Officer (Principal Financial Officer)

