Form 10-Q
period 2022-12-31
FRANKLIN WIRELESS CORP
filed 2023-02-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 11,784,280 shares of common stock outstanding as of February 14, 2023.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	December 31, 2022
	(Unaudited)	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$17,904,503	$26,277,418
Short-term investments-others	16,630,204	16,336,659
Accounts receivable, net	8,071,545	1,322,619
Other receivables, net	64,567	40,132
Inventories, net	7,389,498	4,197,863
Prepaid expenses and other current assets	21,610	40,939
Loan to an employee	89,000	–
Advance payments to vendors	275,066	174,796
Total current assets	50,445,993	48,390,426
Property and equipment, net	121,410	105,952
Intangible assets, net	2,043,899	1,350,056
Deferred tax assets, non-current	1,332,753	1,347,436
Goodwill	273,285	273,285
Right of use assets	302,185	448,621
Other assets	128,119	126,095
TOTAL ASSETS	$54,647,644	$52,041,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,890,136	$8,143,305
Income tax payable	1,849	6,702
Unearned revenue	259,273	231,624
Advance payments from customers	12,905	–
Accrued liabilities	507,821	589,907
Lease liabilities, current	315,062	308,834
Total current liabilities	12,987,046	9,280,372
Lease liabilities, non-current	–	159,104
Total liabilities	12,987,046	9,439,476

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of December 31, 2022, and June 30, 2022	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 and 11,684,280 shares issued and outstanding as of December 31, 2022, and June 30, 2022, respectively	14,263	14,163
Additional paid-in capital	14,087,851	13,593,426
Retained earnings	30,458,931	31,964,246
Treasury stock, 2,549,208 shares as of December 31, 2022, and June 30, 2022	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(910,113)	(984,152)
Total Parent Company stockholders’ equity	40,096,039	41,032,790
Non-controlling interests	1,564,559	1,569,605
Total stockholders’ equity	41,660,598	42,602,395
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,647,644	$52,041,871

See accompanying notes to consolidated financial statements (unaudited).

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$8,983,643	$1,821,589	$17,092,583	$5,165,649
Cost of goods sold	8,037,601	1,457,609	14,552,679	4,308,705
Gross profit	946,042	363,980	2,539,904	856,944

Operating expenses:
Selling, general and administrative	1,335,967	1,024,794	2,575,602	2,102,609
Research and development	976,415	1,107,139	1,946,535	2,129,041
Total operating expenses	2,312,382	2,131,933	4,522,137	4,231,650

Loss from operations	(1,366,340)	(1,767,953)	(1,982,233)	(3,374,706)

Other income, net:
Interest income	62,675	1,887	122,737	3,810
Income from governmental subsidy	17,166	9,234	34,313	93,980
Gain from the forgiveness of accounts payable and accrued liabilities	165,000	–	165,000	–
Gain from foreign currency transactions	1,073,109	121,927	124,222	169,245
Other income, net	83,465	1785	41,083	322
Total other income, net	1,401,415	134,833	487,355	267,357
Income (loss) before provision (benefit) for income taxes	35,075	(1,633,120)	(1,494,878)	(3,107,349)
Income tax (benefit) provision	118,866	(476,752)	15,483	(888,008)
Net (loss) income	(83,791)	(1,156,368)	(1,510,361)	(2,219,341)
Less: non-controlling interests in net income (loss) of subsidiary at 33.7%	294,533	29,229	(5,046)	69,861
Net (loss) attributable to Parent Company	$(378,324)	$(1,185,597)	$(1,505,315)	$(2,289,202)

Basic loss per share attributable to Parent Company stockholders	$(0.03)	$(0.10)	$(0.13)	$(0.20)
Diluted loss per share attributable to Parent Company stockholders	$(0.03)	$(0.10)	$(0.13)	$(0.20)

Weighted average common shares outstanding – basic	11,695,150	11,594,280	11,689,715	11,593,650
Weighted average common shares outstanding – diluted	11,695,150	11,594,280	11,689,715	11,593,650

Comprehensive (loss) income
Net loss	$(83,791)	$(1,156,368)	$(1,510,361)	$(2,219,341)
Translation adjustments	388,257	(73,081)	74,039	(200,686)
Comprehensive income (loss)	304,466	(1,229,449)	(1,436,322)	(2,420,027)
Less: comprehensive income (loss) attributable to non-controlling interest	294,533	29,229	(5,046)	69,861
Comprehensive income (loss) attributable to controlling interest	$9,933	$(1,258,678)	$(1,431,276)	$(2,489,888)

See accompanying notes to consolidated financial statements (unaudited).

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2022 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2022	11,684,280	$14,163	$13,593,426	$31,964,246	$(3,554,893)	$(984,152)	$1,569,605	$42,602,395
Net loss attributable to Parent Company	–	–	–	(1,126,991)	–	–	–	(1,126,991)
Foreign exchange translation	–	–	–	–	–	(314,218)	–	(314,218)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(299,579)	(299,579)
Stock based compensation	–	–	180,745	–	–	–	–	180,745
Balance – September 30, 2022 (unaudited)	11,684,280	$14,163	$13,774,171	$30,837,255	$(3,554,893)	$(1,298,370)	$1,270,026	$41,042,352
Net loss attributable to Parent Company	–	–	–	(378,324)	–	–	–	(378,324)
Foreign exchange translation	–	–	–	–	–	388,257	–	388,257
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	294,533	294,533
Issuance of stock related to stock option exercised	100,000	100	133,900	–	–	–	–	134,000
Stock based compensation	–	–	179,780	–	–	–	–	179,780
Balance – December 31, 2022 (unaudited)	11,784,280	$14,263	$14,087,851	$30,458,931	$(3,554,893)	$(910,113)	$1,564,559	$41,660,598

See accompanying notes to consolidated financial statements (unaudited).

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

See accompanying notes to consolidated financial statements (unaudited).

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended December 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,510,361)	$(2,219,341)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,025	45,640
Amortization of intangible assets	360,893	226,129
Stock based compensation	360,525	192,465
Forgiveness of debts	(165,000)	–
Amortization of right of use assets	146,436	161,227
Deferred tax (benefit)	14,683	(932,493)
Increase (decrease) in cash due to change in:
Accounts receivable	(6,773,361)	1,345,644
Inventories	(3,191,635)	(947,842)
Prepaid expenses and other current assets	19,329	(6,945)
Prepaid income taxes	–	(102,055)
Loan to an employee	(89,000)	–
Advance payments to vendors	(100,270)	(48,092)
Other assets	(2,024)	5,367
Accounts payable	3,771,831	(6,189,648)
Income tax payable	(4,853)	(60,593)
Unearned revenue from customers	27,649	390,551
Lease liabilities	(152,876)	(167,665)
Advance payments from customers	12,905	–
Accrued liabilities	57,914	(128,185)
Net cash used in operating activities	(7,187,190)	(8,435,836)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(293,545)	(1,056)
Purchases of property and equipment	(45,483)	(22,624)
Payments for capitalized product development costs	(1,046,980)	(453,689)
Purchases of intangible assets	(7,756)	(1,800)
Net cash used in investing activities	(1,393,764)	(479,169)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	134,000	21,595
Net cash provided by financing activities	134,000	21,595

Effect of foreign currency translation	74,039	(200,686)
Net decrease in cash and cash equivalents	(8,372,915)	(9,094,096)
Cash and cash equivalents, beginning of period	26,277,418	45,796,006
Cash and cash equivalents, end of period	$17,904,503	$36,701,910

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(800)	$(200,350)

See accompanying notes to consolidated financial statements (unaudited).

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. ("FTI"), with a majority voting interest of 66.3% (approximately 33.7% is owned by non-controlling interests) as of December 31, 2022 and June 30, 2022. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of December 31, 2022, or June 30, 2022.

Non-controlling Interest in a Consolidated Subsidiary

As of December 31, 2022, the non-controlling interest was $1,564,559, which represents a $5,046 decrease from $1,569,605 as of June 30, 2022. The decrease in the non-controlling interest of $5,046 was from loss in the subsidiary of $14,991 incurred for the six months ended December 31, 2022.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2022	2021	2022	2021
North America	$8,950,134	$1,284,850	$17,057,585	$4,456,048
Caribbean and South America	–	2,375	–	2,375
Asia	33,509	534,364	34,998	707,226
Totals	$8,983,643	$1,821,589	$17,092,583	$5,165,649

Long-lived assets, net (property and equipment and intangible assets):	December 31, 2022	June 30, 2022
North America	$2,049,261	$1,374,747
Asia	116,048	81,261
Totals	$2,165,309	$1,456,008

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of December 31, 2022, we did not believe an allowance for doubtful accounts was necessary.

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the quarter ended December 31, 2022 was not material.

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

The balances of our trade receivables are as follows:

	December 31, 2022	June 30, 2022
Accounts Receivable	$8,071,545	$1,322,619

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended December 31, 2022, and June 30, 2022.

Our contract liabilities are as follows:

	December 31, 2022	June 30, 2022
Undelivered products	$272,790	$371,624

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the six months ended December 31, 2022. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the six months ended December 31, 2022. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer at completion of the shipping process.

As of December 31, 2022, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $168,000 and $334,000 associated with capitalized product development costs associated with complete technology for the three and six months ended December 31, 2022, respectively, and approximately $80,825 and $158,825 for the three and six months ended December 31, 2021, respectively.

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

As of December 31, 2022, and June 30, 2022, capitalized product development costs in progress were $128,322 and $187,343, respectively, and the amounts are included in intangible assets in our consolidated balance sheets. For the three and six months ended December 31, 2022, we incurred $553,730 and $1,046,980, respectively, and for the three and six months ended December 31, 2021, we incurred $418,146 and $453,689, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $976,415 and $1,107,139 for the three months ended December 31, 2022 and 2021, respectively, and $1,946,535 and $2,129,041 for the six months ended December 31, 2022 and 2021, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $89,553 and $57,568 for the three months ended December 31, 2022 and 2021, respectively, and $130,106 and $102,952 for the six months ended December 31, 2022 and 2021, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory.  As of December 31, 2022, and June 30, 2022, we have recorded inventory reserves in the amount of $557,155 for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of December 31, 2022 or June 30, 2022.

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

As of December 31, 2022, and June 30, 2022, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2022, we have no material unrecognized tax benefits. We recorded a provision for income taxes of $118,866 and $15,483 for the three and six months ended December 31, 2022, respectively, and an income tax benefit of $476,752 and $888,008 for the three and six months ended December 31, 2021, respectively. We also recorded a decrease in deferred tax asset, non-current, of $118,866 and $14,683 for the three and six months ended December 31, 2022, respectively, and an increase in deferred tax asset, non-current, of $492,925 and $932,493 for the three and six months ended December 31, 2021, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2022, sales to our largest customer accounted for 83% of our consolidated net sales, and 63% of our accounts receivable balance as of December 31, 2022. In the same period of 2021, sales to our two largest customers accounted for 50% and 19% of our consolidated net sales, and 0% and 36% of our accounts receivable balance as of December 31, 2021. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2022 and 2021.

For the six months ended December 31, 2022, we purchased the majority of our wireless data products from three manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the six months ended December 31, 2022, we purchased wireless data products from these manufacturers in the amount of $17,274,499, or 99% of total purchases, and had related accounts payable of $11,147,080 as of December 31, 2022. In the same period of 2021, we purchased wireless data products from two manufacturers in the amount of $4,981,572, or 99% of total purchases, and had related accounts payable of $2,856,783 as of December 31, 2021.

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

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS

The definite lived intangible assets consisted of the following as of December 31, 2022:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	128,322	–	128,322
Software	5 years	1.7 years	423,147	339,626	83,521
Patents	10 years	3.1 years	29,299	16,985	12,314
Certifications & licenses	3 years	0.7 years	3,250,360	1,430,618	1,819,742
Total as of December 31, 2022			$3,849,525	$1,805,626	$2,043,899

The definite lived intangible assets consisted of the following as of June 30, 2022:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	187,343	–	187,343
Software	5 years	2.0 years	423,147	314,855	108,292
Patents	10 years	2.5 years	21,543	15,122	6,421
Certifications & licenses	3 years	1.1 years	2,144,359	1,096,359	1,048,000
Total as of June 30, 2022			$2,794,789	1,444,733	1,350,056

Amortization expense recognized for the three months ended December 31, 2022 and 2021 was $180,999 and $132,435, respectively, and for the six months ended December 31, 2022 and 2021 was $360,893 and $226,129, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2023	FY2024	FY2025	FY2026	FY2027	Thereafter
Total	$412,711	$755,099	$551,589	$167,598	$10,188	$18,392

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2022	June 30, 2022
Machinery and Commercial Equipment	$72,579	$67,848
Office equipment	315,621	312,785
Molds	480,780	575,552
Vehicle	15,513	15,513
	884,493	971,698
Less accumulated depreciation	(763,083)	(865,746)
Total	$121,410	$105,952

Depreciation expense associated with property and equipment was $14,206 and $22,854 for the three months ended December 31, 2022 and 2021, respectively, and $30,025 and $45,640 for the six months ended December 31, 2022 and 2021, respectively, and is included in selling, general, and administrative expenses on the consolidated statements of comprehensive (loss) income. For the three months ended December 31, 2022, we disposed of fully depreciated property and equipment in the amount of $132,688.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2022	June 30, 2022
Accrued payroll deductions owed to government entities	$59,422	$55,387
Accrued salaries and incentives	125,000	–
Accrued vacation	39,238	65,602
Accrued undelivered inventory	–	140,000
Accrued commission for service providers	35,000	40,000
Accrued commission to a customer	248,549	288,306
Other accrued liabilities	612	612
Total	$507,821	$589,907

NOTE 7 – EARNINGS (LOSS) PER SHARE

For the three and six months ended December 31, 2022 and 2021, we were in a net loss position and have excluded 650,001 and 863,001 stock options from the calculation of diluted net loss per share, respectively, because these securities are anti-dilutive.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net loss attributable to Parent Company	$(378,324)	$(1,185,597)	$(1,505,315)	$(2,289,202)

Weighted-average shares of common stock outstanding:
Basic shares outstanding	11,695,150	11,594,280	11,689,715	11,593,650
Dilutive effect of common stock equivalents arising from stock options	–	–	–	–
Diluted shares outstanding	11,695,150	11,594,280	11,689,715	11,593,650
Basic loss per share	$(0.03)	$(0.10)	$(0.13)	$(0.20)
Diluted loss per share	$(0.03)	$(0.10)	$(0.13)	$(0.20)

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

With effect from July 1, 2019, we have adopted the provisions of the new standard. We decided to use the practical expedients available upon adoption of Topic 842 to aid the transition from current accounting to provisions of Topic 842. The package of expedients will effectively allow us to run off existing leases, as initially classified as operating and classify new leases after implementation under the new standard as the business evolves.

We have an operating lease principally for both Franklin Wireless Corp. and Franklin Technologies Inc. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

We adopted Topic 842 using a modified retrospective approach for our existing lease at July 1, 2019. The adoption of Topic 842 impacted our balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The lease liability is based on the present value of the remaining lease payments, discounted using a market based incremental borrowing rate as the effective date of July 1, 2019 using current estimates as to lease term including estimated renewals for each operating lease.

On September 9, 2015, we signed a lease for office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the lease includes payment for certain common area costs. The original term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 for the three months ended December 31, 2022 and 2021 and $154,526 for the six months ended December 31, 2022 and 2021.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases will expire on August 31, 2023. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2022 and 2021, and approximately $64,200 for the six months ended December 31, 2022 and 2021. This facility is also covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that will expire on September 4, 2023. Rent expense related to this lease was $2,021 and $2,756 for the three months ended December 31, 2022 and 2021, and approximately $3,951 and $4,979 for the six months ended December 31, 2022 and 2021.

As of December 31, 2022, we used discount rates of 4.0% in determining our operating lease liabilities for the office space in San Diego, California. This rate represented our incremental borrowing rate at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Our San Diego office lease was an extension of a previous lease and does not contain any further extension provision.

Future minimum payments under operating lease are as follows:

Operating Lease
Fiscal 2023	$160,965
Fiscal 2024	160,965
Total lease payments	321,930
Less imputed interest	(6,868)
Total	$315,062

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

Franklin v. Anydata, Inc.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the product ACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units. We have delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We have received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered from our main vendor, Quanta. We believe that the Company will be able to supply some of the products to another customer and has received personal guarantees from the ownership group of Anydata. As of June 30, 2019, the remaining unfulfilled purchase commitment was approximately $3.1 million. The total product purchase commitment with Quanta was approximately $2.9 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of June 30, 2020, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met, and for the quarter ended December 31, 2020, the prepaid expense of $149,580 has been recorded as a cost of goods sold. As of December 31, 2022, there is a reasonable possibility we may incur a loss; however, the amount is not estimable at this time. On January 25th, 2021, we commenced legal action against Anydata and its principal officers in San Diego Superior Court, case number 37-2021-00003468-CU-BC-CTL. As of the date of this report, litigation is continuing, and the action is not yet resolved.

Aperture Net LLC. v. Franklin Wireless Corp.

On November 29, 2022 Aperture Net LLC (“Aperture Net”) filed a patent infringement suit against Franklin, alleging that Franklin Wireless’ R910 Mobile Hotspot infringes U.S. Patent No. 6711,204, entitled “Channel sounding for a spread-spectrum signal.” We believe the allegations are not supported by the facts and we intend to vigorously defend against these claims. No liability has been recorded for this litigation because the Company believes that any such liability is not probable and reasonably estimable at this time.

Pandemic Disease

Current reports appear to indicate that COVID-19 has now become an endemic illness and no longer represents a significant factor in ongoing operations or the current sales cycle. As COVID-19 demonstrated over the past several years, another infectious disease could arise and negatively affect operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. While a new disease or Pandemic outbreak in the future could increase demand for Franklin products, the related impacts can’t be reasonably estimated at this time.

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

Severance Agreement

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

In July of 2020, the Board of Directors adopted the 2020 Franklin Wireless Corp. Stock Option Plan (the “2020 Plan”), which covers 800,000 shares of Common Stock. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options and restricted stock to our employees, directors, and independent contractors. These options will have such vesting or other provisions as may be established by the Board of Directors at the time of each grant.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $360,525 and $192,465 compensation expenses recorded under this method for the six months ended December 31, 2022 and 2021, respectively.

A summary of the status of our stock options is presented below as of December 31, 2022:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2022	766,001	$3.85	3.37	$183,270
Granted	–	–	–	–
Exercised	(100,000)	1.34	–	–
Cancelled	–	–	–	–
Forfeited or expired	(16,000)	5.40	–	–
Outstanding as of December 31, 2022	650,001	$4.24	3.37	$401,760

Exercisable as of December 31, 2022	352,475	$4.68	3.05	$134,898

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.46 as of December 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2022, in the amount of 650,001 shares was $3.35 per share. As of December 31, 2022, there was unrecognized compensation cost of $905,275 related to non-vested stock options granted.

A summary of the status of our stock options s presented below as of December 31, 2021:

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2022, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the six months ended December 31, 2022.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2022 and 2021, our statements of comprehensive (loss) income (unaudited) including data expressed as a percentage of sales:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2022		2021		2022		2021

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	89.5%		80.0%		85.1%		83.4%
Gross profit	10.5%		20.0%		14.9%		16.6%
Operating expenses	25.7%		117.1%		26.5%		81.9%
Loss from operations	(15.2%	)	(97.1%	)	(11.6%	)	(65.3%	)
Other income, net	15.6%		7.4%		2.9%		5.2%
Net income (loss) before income taxes	0.4%		(89.7%	)	(8.7%	)	(60.1%	)
Income tax provision (benefit)	1.3%		(26.2%	)	0.1%		(17.2%	)
Net loss	(0.9%	)	(63.5%	)	(8.8%	)	(42.9%	)
Less: non-controlling interest in net income (loss) of subsidiary	3.3%		1.6%		0.0%		1.4%
Net loss attributable to Parent Company stockholders	(4.2%	)	(65.1%	)	(8.8%	)	(44.3%	)

THREE MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2021

NET SALES - Net sales increased by $7,162,054, or 393.2%, to $8,983,643 for the three months ended December 31, 2022 from $1,821,589 for the corresponding period of 2021. For the three months ended December 31, 2022, net sales by geographic regions, consisting of North America and Asia, were $8,950,134 (99.6% of net sales) and $33,509 (0.4% of net sales), respectively. For the three months ended December 31, 2021, net sales by geographic regions, consisting of North America, the countries in the Caribbean and South America, and Asia, were $1,284,850 (70.5% of net sales), $2,375 (0.1% of net sales), and $534,364 (29.4%), respectively.

Net sales in North America increased by $7,665,284, or 596.6%, to $8,950,134 for the three months ended December 31, 2022 from $1,284,850 for the corresponding period of 2021. The increase in net sales in North America was primarily due to the demands for two newly launched wireless products from two major carrier customers, which did not purchase our products during the corresponding period of 2021. Net sales in the Caribbean and South America decreased by $2,375, or 100.0%, to $0 for the three months ended December 31, 2022 from $2,375 for the corresponding period of 2021. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to the timing of orders placed by a relatively small number of customers. Net sales in Asia decreased by $500,855, or 93.7%, to $33,509 for the three months ended December 31, 2022 from $534,364 for the corresponding period of 2021. The decrease in net sales was primarily due to the one-time revenue generated from the material sales by FTI for the corresponding prior period, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $582,062, or 159.9%, to $946,042 for the three months ended December 31, 2022 from $363,980 for the corresponding period of 2021. The gross profit in terms of net sales percentage was 10.5% for the three months ended December 31, 2022 compared to 20.0% for the corresponding period of 2021. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was primarily due to the revenues (approximately 58% of net sales) generated from one newly launched product during the three months ended December 31, 2022, which involved a substantially higher cost of goods sold (approximately 93%), which was partially offset by the revenues generated from other sales of the products with lower costs of goods sold.

OPERATING EXPENSES - Operating expenses increased by $180,449, or 8.5%, to $2,312,382 for the three months ended December 31, 2022 from $2,131,933 for the corresponding period of 2021.

Selling, general, and administrative expenses increased by $311,173 to $1,335,967 for the three months ended December 31, 2022, from $1,024,794 for the corresponding period of 2021. The increase in selling, general, and administrative expenses was primarily due to the increased payroll expenses, compensation expenses related to stock options granted for employees, and commission expense for sales of approximately $183,000, $82,000, and $49,000, respectively. Research and development expense decreased by $130,724 to $976,415 for the three months ended December 31, 2022, from $1,107,139 for the corresponding period of 2021. The decrease in research and development expense was primarily due to the mix of the timing of research and development activities and the number of active projects, which typically vary from period to period.

OTHER INCOME, NET - Other income, net increased by $1,266,582, or 939.4%, to $1,401,415 for the three months ended December 31, 2022 from $134,833 for the corresponding period of 2021. The increase was primarily due to the gain from the favorable changes in foreign currency exchange rates in FTI and the forgiven liabilities of approximately $1.1 million and $165,000, respectively.

SIX MONTHS ENDED DECEMBER 31, 2022 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2021

NET SALES - Net sales increased by $11,926,934, or 230.9%, to $17,092,583 for the six months ended December 31, 2022 from $5,165,649 for the corresponding period of 2021. For the six months ended December 31, 2022, net sales by geographic regions, consisting of North America and Asia, were $17,057,585 (99.8% of net sales) and $34,998 (0.2% of net sales), respectively. For the six months ended December 31, 2021, net sales by geographic regions, consisting of North America, the countries in the Caribbean and South America, and Asia, were $4,456,048 (86.3% of net sales), $2,375 (0.0% of net sales), and $707,226 (13.7% of net sales), respectively.

Net sales in North America increased by $12,601,537, or 282.8%, to $17,057,585 for the six months ended December 31, 2022 from $4,456,048 for the corresponding period of 2021. The increase in net sales in North America was primarily due to the demands for two newly launched wireless products from two major carrier customers, which did not purchase our products during the corresponding period of 2021. Net sales in the Caribbean and South America decreased by $2,375, or 100.0%, to $0 for the six months ended December 31, 2022 from $2,375 for the corresponding period of 2021. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to the timing of orders placed by a relatively small number of customers. Net sales in Asia decreased by $672,228, or 95.1%, to $34,998 for the six months ended December 31, 2022 from $707,226 for the corresponding period of 2021. The decrease in net sales was primarily due to the one-time revenue generated from the material sales by FTI for the corresponding prior period, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $1,682,960, or 196.4%, to $2,539,904 for the six months ended December 31, 2022 from $856,944 for the corresponding period of 2021. The gross profit in terms of net sales percentage was 14.9% for the six months ended December 31, 2022 compared to 16.6% for the corresponding period of 2021. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit and gross profit in terms of net sales percentage was the mixed results of competitive selling prices and the increase in production costs of the two newly launched products, and the revenues generated from material sales by FTI, which involved lower margins, and the revenues generated from existing products sales with higher margins for the six months ended December 31, 2022.

OPERATING EXPENSES – Operating expenses increased by $290,487, or 6.9%, to $4,522,137 for the six months ended December 31, 2022 from $4,231,650 for the corresponding period of 2021.

Selling, general, and administrative expenses increased by $472,993 to $2,575,602 for the six months ended December 31, 2022, from $2,102,609 for the corresponding period of 2021. The increase in selling, general, and administrative expenses was primarily due to the increased payroll expenses, compensation expenses related to stock options granted for employees, and commission expense for sales of approximately $220,000, $168,000, and $75,000, respectively. Research and development expense decreased by $182,506 to $1,946,535 for the six months ended December 31, 2022, from $2,129,041 for the corresponding period of 2021. The decrease in research and development expense was primarily due to the mix of the timing of research and development activities and the number of active projects, which typically vary from period to period.

OTHER INCOME, NET – Other income, net increased by $219,998, or 82.3%, to $487,355 for the six months ended December 31, 2022 from $267,357 for the corresponding period of 2021. The increase was primarily due to the gain from the forgiven liabilities and the increased interest income of approximately $165,000 and $119,000, respectively, which was partially offset by the decreased product development funding received by FTI from a government entity of approximately $60,000.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending from the date of the filing of this Form 10-Q. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of December 31, 2022 consisted of cash and cash equivalents as well as short-term investments of $34,534,707.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash used in operating activities for the six months ended December 31, 2022 and 2021 was $7,187,190 and $8,435,836, respectively.

The $7,187,190 in net cash used in operating activities for the six months ended December 31, 2022 was primarily due to the increase in accounts receivable and inventories of $6,773,361 and $3,191,635, respectively, as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by an increase in accounts payable of $3,771,831. The $8,435,836 in net cash used by operating activities for the six months ended December 31, 2021 was primarily due to the decrease in accounts payable of $6,189,648 and increase in inventories of $947,842 as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by a decrease in accounts receivable of $1,345,644.

INVESTING ACTIVITIES – Net cash used in investing activities for the six months ended December 31, 2022 and 2021 was $1,393,764 and $479,169, respectively.

The $1,393,764 in net cash used in investing activities for the six months ended December 31, 2022 was primarily due to the payments for capitalized product development of $1,046,980 and purchase of short-term investment of $293,545. The $479,169 in net cash used in investing activities for the six months ended December 31, 2021 was primarily due to the payments for capitalized product development of $453,689.

FINANCING ACTIVITIES – Net cash provided by financing activities for the six months ended December 31, 2022 and 2021 was $134,000 and $21,595, respectively.

The $134,000 and $21,595 in net cash provided by financing activities for the six months ended December 31, 2022 and 2021 were from cash received from exercise of stock options.

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

Rent expense for the three months ended December 31, 2022 and 2021 was $111,384 and $112,119, respectively. Rent expense for the six months ended December 31, 2022 and 2021 was $222,677 and $223,705, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the six months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three and six months ended December 31, 2022, contained within this Quarterly Report on Form 10-Q.

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

In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, with the first such bonus due on December 31, 2022.

The Change in Control Agreement with Mr. Kim, dated October 1, 2020, has not been terminated and remains in effect at this time.

ITEM 6. EXHIBITS

10.1  Amendment No. 1 to Employment Agreement, dated November 10, 2022

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

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ Bill Bauer
Bill Bauer
Dated: February 14, 2023		Acting Chief Financial Officer (Principal Financial Officer)

