Form 10-Q
period 2023-03-31
FRANKLIN WIRELESS CORP
filed 2023-05-15
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 11,784,280 shares of common stock outstanding as of May 15, 2023.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	March 31, 2023
	(Unaudited)	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$17,569,754	$26,277,418
Short-term investments-others	16,408,586	16,336,659
Accounts receivable, net	7,218,350	1,322,619
Other receivables, net	30,483	40,132
Inventories, net	5,911,294	4,197,863
Prepaid expenses and other current assets	48,960	40,939
Prepaid income taxes	10,363	–
Loan to an employee	90,045	–
Advance payments to vendors	57,360	174,796
Total current assets	47,345,195	48,390,426
Property and equipment, net	109,823	105,952
Intangible assets, net	2,369,406	1,350,056
Deferred tax assets, non-current	1,906,067	1,347,436
Goodwill	273,285	273,285
Right of use assets	227,814	448,621
Other assets	125,258	126,095
TOTAL ASSETS	$52,356,848	$52,041,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,307,258	$8,143,305
Income tax payable	1,170	6,702
Unearned revenue	166,422	231,624
Advance payments from customers	2,237	–
Accrued liabilities	733,407	589,907
Lease liabilities, current	237,472	308,834
Total current liabilities	10,447,966	9,280,372
Lease liabilities, non-current	–	159,104
Total liabilities	10,447,966	9,439,476

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of March 31, 2023, and June 30, 2022	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 and 11,684,280 shares issued and outstanding as of March 31, 2023, and June 30, 2022, respectively	14,263	14,163
Additional paid-in capital	14,264,248	13,593,426
Retained earnings	30,706,560	31,964,246
Treasury stock, 2,549,208 shares as of March 31, 2023, and June 30, 2022	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,049,865)	(984,152)
Total Parent Company stockholders’ equity	40,380,313	41,032,790
Non-controlling interests	1,528,569	1,569,605
Total stockholders’ equity	41,908,882	42,602,395
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,356,848	$52,041,871

See accompanying notes to consolidated financial statements (unaudited).

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$11,851,971	$6,687,287	$28,944,554	$11,852,936
Cost of goods sold	9,806,461	5,327,957	24,359,140	9,636,662
Gross profit	2,045,510	1,359,330	4,585,414	2,216,274

Operating expenses:
Selling, general and administrative	1,463,433	1,390,719	4,039,035	3,493,328
Research and development	1,052,672	1,050,180	2,999,207	3,179,221
Total operating expenses	2,516,105	2,440,899	7,038,242	6,672,549
Loss from operations	(470,595)	(1,081,569)	(2,452,828)	(4,456,275)

Other income, net:
Interest income	158,418	1,745	281,155	5,555
Income from governmental subsidy	7,197	(871)	41,510	93,109
Gain from the forgiveness of accounts payable and accrued liabilities	25,293	–	190,293	–
Gain (loss) from foreign currency transactions	(199,226)	54,540	(75,004)	223,785
Other income, net	111,888	707	152,971	1,029
Total other income, net	103,570	56,121	590,925	323,478
Loss before benefit for income taxes	(367,025)	(1,025,448)	(1,861,903)	(4,132,797)
Income tax benefit	(578,664)	(238,852)	(563,181)	(1,126,860)
Net income (loss)	211,639	(786,596)	(1,298,722)	(3,005,937)
Less: non-controlling interests in net income (loss) of subsidiary at 33.7%	(35,990)	(15,778)	(41,036)	54,083
Net income (loss) attributable to Parent Company	$247,629	$(770,818)	$(1,257,686)	$(3,060,020)

Basic income (loss) per share attributable to Parent Company stockholders	$0.02	$(0.07)	$(0.11)	$(0.26)
Diluted income (loss) per share attributable to Parent Company stockholders	$0.02	$(0.07)	$(0.11)	$(0.26)

Weighted average common shares outstanding – basic	11,784,280	11,594,280	11,720,776	11,593,857
Weighted average common shares outstanding – diluted	11,784,280	11,594,280	11,720,776	11,593,857

Comprehensive income (loss)
Net income (loss)	$211,639	$(786,596)	$(1,298,722)	$(3,005,937)
Translation adjustments	(139,752)	(85,973)	(65,713)	(286,659)
Comprehensive income (loss)	71,887	(872,569)	(1,364,435)	(3,292,596)
Less: comprehensive income (loss) attributable to non-controlling interest	(35,990)	(15,778)	(41,036)	54,083
Comprehensive income (loss) attributable to controlling interest	$107,877	$(856,791)	$(1,323,399)	$(3,346,679)

See accompanying notes to consolidated financial statements (unaudited).

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2023 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2022	11,684,280	$14,163	$13,593,426	$31,964,246	$(3,554,893)	$(984,152)	$1,569,605	$42,602,395
Net loss attributable to Parent Company	–	–	–	(1,505,315)	–	–	–	(1,505,315)
Foreign exchange translation	–	–	–	–	–	74,039	–	74,039
Issuance of stock related to stock option exercised	100,000	100	133,900	–	–	–	–	134,000
Compensation expense related to stock option granted	–	–	360,525	–	–	–	–	360,525
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(5,046)	(5,046)
Balance - December 31, 2022 (unaudited)	11,784,280	$14,263	$14,087,851	$30,458,931	$(3,554,893)	$(910,113)	$1,564,559	$41,660,598
Net income attributable to Parent Company	–	–	–	247,629	–	–	–	247,629
Foreign exchange translation	–	–	–	–	–	(139,752)	–	(139,752)
Compensation expense related to stock option granted	–	–	176,397	–	–	–	–	176,397
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(35,990)	(35,990)
Balance - March 31, 2023 (unaudited)	11,784,280	$14,263	$14,264,248	$30,706,560	$(3,554,893)	$(1,049,865)	$1,528,569	$41,908,882

See accompanying notes to consolidated financial statements (unaudited).

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2022 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2021	11,590,281	$14,069	$12,972,234	$35,727,094	$(3,554,893)	$(472,502)	$1,479,162	$46,165,164
Net loss attributable to Parent Company	–	–	–	(2,289,202)	–	–	–	(2,289,202)
Foreign exchange translation	–	–	–	–	–	(200,686)	–	(200,686)
Issuance of stock related to stock option exercised	3,999	4	21,591	–	–	–	–	21,595
Compensation expense related to stock option granted	–	–	192,465	–	–	–	–	192,465
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	69,861	69,861
Balance - December 31, 2021 (unaudited)	11,594,280	$14,073	$13,186,290	$33,437,892	$(3,554,893)	$(673,188)	$1,549,023	$43,959,197
Net loss attributable to Parent Company	–	–	–	(770,818)	–	–	–	(770,818)
Foreign exchange translation	–	–	–	–	–	(85,973)	–	(85,973)
Compensation expense related to stock option granted	–	–	181,147	–	–	–	–	181,147
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(15,778)	(15,778)
Balance - March 31, 2022 (unaudited)	11,594,280	$14,073	$13,367,437	$32,667,074	$(3,554,893)	$(759,161)	$1,533,245	$43,267,775

See accompanying notes to consolidated financial statements (unaudited).

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,298,722)	$(3,005,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,341	68,105
Amortization of intangible assets	595,218	396,535
Stock based compensation	536,922	373,612
Bad debt expense	–	23,781
Forgiveness of debts	(190,293)	–
Amortization of right of use assets	220,807	232,560
Deferred tax (benefit)	(558,631)	(1,171,345)
(Decrease) increase in cash due to change in:
Accounts receivable	(5,886,082)	477,155
Inventories	(1,713,431)	(6,676,070)
Prepaid expenses and other current assets	(8,021)	(144,099)
Prepaid income taxes	(10,363)	(102,055)
Loan to an employee	(90,045)	–
Advance payments to vendors	117,436	(164,610)
Other assets	837	104,937
Accounts payable	1,214,246	2,533,695
Income tax payable	(5,532)	(176,599)
Unearned revenue from customers	(65,202)	361,527
Lease liabilities	(230,466)	(242,218)
Advance payments from customers	2,237	–
Accrued liabilities	283,500	(185,376)
Net cash used in operating activities	(7,044,244)	(7,296,402)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(71,927)	(1,240,376))
Purchases of property and equipment	(45,212)	(39,570))
Payments for capitalized product development costs	(1,601,998)	(475,366))
Purchases of intangible assets	(12,570)	(25,172))
Net cash used in investing activities	(1,731,707)	(1,780,484))

CASH FLOW FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	134,000	21,595
Net cash provided by financing activities	134,000	21,595

Effect of foreign currency translation	(65,713)	(286,659)
Net decrease in cash and cash equivalents	(8,707,664)	(9,341,950)
Cash and cash equivalents, beginning of period	26,277,418	45,796,006
Cash and cash equivalents, end of period	$17,569,754	$36,454,056

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(800)	$(316,355)

See accompanying notes to consolidated financial statements (unaudited).

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. (“FTI”), with a majority voting interest of 66.3% (approximately 33.7% is owned by non-controlling interests) as of March 31, 2023, and June 30, 2022. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of March 31, 2023, or June 30, 2022.

Non-controlling Interest in a Consolidated Subsidiary

As of March 31, 2023, the non-controlling interest was $1,528,569, which represents a $41,036 decrease from $1,569,605 as of June 30, 2022. The decrease in the non-controlling interest of $41,036 was from loss in the subsidiary of $121,924 incurred for the nine months ended March 31, 2023.

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

We generate revenues from three geographic areas, consisting of North America, the Caribbean and South America, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2023	2022	2023	2022
North America	$11,720,894	$6,687,287	$28,778,479	$11,143,335
Caribbean and South America	–	–	–	2,375
Asia	131,077	–	166,075	707,226
Totals	$11,851,971	$6,687,287	$28,944,554	$11,852,936

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2023	June 30, 2022
North America	$2,298,520	$1,374,747
Asia	180,709	81,261
Totals	$2,479,229	$1,456,008

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of March 31, 2023, we did not believe an allowance for doubtful accounts was necessary.

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

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provision for the nine months ended March 31, 2023 was not material.

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

The balances of our trade receivables are as follows:

	March 31, 2023	June 30, 2022
Accounts Receivable	$7,218,350	$1,322,619

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended March 31, 2023, and June 30, 2022.

Our contract liabilities are as follows:

	March 31, 2023	June 30, 2022
Undelivered products	$168,659	$371,624

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the nine months ended March 31, 2023. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the nine months ended March 31, 2023. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of March 31, 2023, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of $229,884 and $564,143 associated with capitalized product development costs associated with complete technology for the three and nine months ended March 31, 2023, respectively, and $79,284 and $238,109 for the three and nine months ended March 31, 2022, respectively.

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

As of March 31, 2023, and June 30, 2022, capitalized product development costs in progress were $196,875 and $187,343, respectively, and the amounts are included in intangible assets in our consolidated balance sheets. For the three and nine months ended March 31, 2023, we incurred $555,018 and $1,601,998 respectively, and for the three and nine months ended March 31, 2022, we incurred $21,677 and $475,366, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $1,052,672 and $1,050,180 for the three months ended March 31, 2023 and 2022, respectively, and $2,999,207 and $3,179,221 for the nine months ended March 31, 2023 and 2022, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $58,730 and $42,706 for the three months ended March 31, 2023 and 2022, respectively, and $188,836 and $145,658 for the nine months ended March 31, 2023 and 2022, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of March 31, 2023, and June 30, 2022, we have recorded inventory reserves in the amount of $557,155 for inventories that we have identified as obsolete or slow-moving.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of March 31, 2023 or June 30, 2022.

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

As of March 31, 2023, and June 30, 2022, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2023, we have no material unrecognized tax benefits. We recorded an income tax benefit of $578,664 and 563,181 for the three and nine months ended March 31, 2023, respectively, and an income tax benefit of $238,852 and $1,126,860 for the three and nine months ended March 31, 2022, respectively. We also recorded an increase in deferred tax asset, non-current, of $573,314 and $558,631 for the three and nine months ended March 31, 2023, respectively, and an increase in deferred tax asset, non-current, of $238,852 and $1,171,345 for the three and nine months ended March 31, 2022, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2023, sales to our two largest customers accounted for 64% and 27% of our consolidated net sales, and 0% and 85% of our accounts receivable balance as of March 31, 2023. In the same period of 2022, sales to our two largest customers accounted for 49% and 26% of our consolidated net sales, and 45% and 0% of our accounts receivable balance as of March 31, 2022.

For the nine months ended March 31, 2023, we purchased the majority of our wireless data products from three manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the nine months ended March 31, 2023, we purchased wireless data products from these manufacturers in the amount of $25,347,466, or 99% of total purchases and had related accounts payable of $9,001,053 as of March 31, 2023. In the same period of 2022, we purchased wireless data products from two manufacturers in the amount of $15,758,962, or 99% of total purchases and had related accounts payable of $11,664,549 as of March 31, 2022.

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

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS

The definite lived intangible assets consisted of the following as of March 31, 2023:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	196,875	–	196,875
Software	5 years	1.7 years	423,147	343,379	79,768
Patents	10 years	3.4 years	34,113	17,672	16,441
Certifications & licenses	3 years	1.3 years	3,736,825	1,660,503	2,076,322
Total as of March 31, 2023			$4,409,357	$2,039,951	$2,369,406

The definite lived intangible assets consisted of the following as of June 30, 2022:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	187,343	–	187,343
Software	5 years	2.0 years	423,147	314,855	108,292
Patents	10 years	2.5 years	21,543	15,122	6,421
Certifications & licenses	3 years	1.1 years	2,144,359	1,096,359	1,048,000
Total as of June 30, 2022			$2,794,789	$1,444,733	$1,350,056

Amortization expense recognized for the three months ended March 31, 2023 and 2022 was $234,325 and $170,406, respectively, and for the nine months ended March 31, 2023 and 2022 was $595,218 and $396,535, respectively. The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2023	FY2024	FY2025	FY2026	FY2027	Thereafter
Total	$255,366	$929,184	$709,018	$249,392	$11,131	$18,440

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2023	June 30, 2022
Machinery and Commercial Equipment	$25,178	$67,848
Office equipment	231,430	312,785
Molds	479,718	575,552
Vehicle	15,513	15,513
	751,839	971,698
Less accumulated depreciation	(642,016)	(865,746)
Total	$109,823	$105,952

Depreciation expenses associated with property and equipment were $11,316 and $22,465 for the three months ended March 31, 2023 and 2022, respectively, and $41,341 and $68,105 for the nine months ended March 31, 2023 and 2022, respectively. For nine months ended March 31, 2023 and 2022, we disposed of the fully depreciated property and equipment in the amount of $265,071 and $4,174, respectively, as we identified it has zero value.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2023	June 30, 2022
Accrued payroll deductions owed to government entities	$48,162	$55,387
Accrued salaries and incentives	250,000	–
Accrued vacation	153,335	65,602
Accrued undelivered inventory	–	140,000
Accrued commission for service providers	33,750	40,000
Accrued commission to a customer	248,160	288,306
Other accrued liabilities	–	612
Total	$733,407	$589,907

NOTE 7 – EARNINGS (LOSS) PER SHARE

For the three months ended March 31, 2023, we have calculated the dilutive effect of common stock arising from 649,001 stock options and excluded these securities from the calculation of diluted net income per share as they are anti-dilutive. For the nine months ended March 31, 2023, we were in a net loss position and have excluded 649,001 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive. For the three and nine months ended March 31, 2022, we were in a net loss position and have excluded 861,001 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income (loss) attributable to Parent Company	$247,629	$(770,818)	$(1,257,686)	$(3,060,020)

Weighted-average shares of common stock outstanding:
Basic shares outstanding	11,784,280	11,594,280	11,720,776	11,593,857
Dilutive effect of common stock equivalents arising from stock options	–	–	–	–
Diluted shares outstanding	11,784,280	11,594,280	11,720,776	11,593,857
Basic (loss) income per share	$0.02	$(0.07)	$(0.11)	$(0.26)
Diluted (loss) income per share	$0.02	$(0.07)	$(0.11)	$(0.26)

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

We have operating leases principally for both Franklin Wireless Corp. and Franklin Technologies Inc. Management evaluates each lease independently to determine the purpose and necessity to its future operations in addition to other appropriate facts and circumstances.

We adopted Topic 842 using a modified retrospective approach for our existing leases at July 1, 2019. The adoption of Topic 842 impacted our balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The lease liability is based on the present value of the remaining lease payments, discounted using a market based incremental borrowing rate as the effective date of July 1, 2019 using current estimates as to lease term including estimated renewals for each operating lease.

On September 9, 2015, we signed a lease for office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the lease includes payment for certain common area costs. The original term of the lease for the new office space was four years from the lease commencement date and was then extended by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.  Rent expense for this office space was $77,263 for the three months ended March 31, 2023 and 2022 and $231,789 for the nine months ended March 31, 2023 and 2022.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases will expire on August 31, 2023. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended March 31, 2023 and 2022, and approximately $96,300 for the nine months ended March 31, 2023 and 2022. This facility is also covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that will expire on September 4, 2023. Rent expense related to this lease was $2,106 and $2,150 for the three months ended March 31, 2023 and 2022, and approximately $6,057 and $6,562 for the nine months ended March 31, 2023 and 2022.

As of March 31, 2023, we used a discount rate of 4.0% in determining our operating lease liabilities for the office space in San Diego, California. This rate represented our incremental borrowing rate at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Our San Diego office lease was an extension of a previous lease and does not contain any further extension provision.

Future minimum payments under operating leases are as follows:

Operating Lease
Fiscal 2023	$80,483
Fiscal 2024	160,965
Total lease payments	241,448
Less imputed interest	(3,976)
Total	$237,472

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

Aperture Net LLC. v. Franklin Wireless Corp.

On November 29, 2022 Aperture Net LLC (“Aperture Net”) filed a patent infringement suit against Franklin, alleging that Franklin Wireless’ R910 Mobile Hotspot infringes U.S. Patent No. 6711,204 (the “204 Patent”), entitled “Channel sounding for a spread-spectrum signal.” This matter has been dismissed from the court by mutual agreement of the parties on March 27th, 2023.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $536,922 and $373,612 in compensation expenses recorded under this method for the nine months ended March 31, 2023 and 2022, respectively.

A summary of the status of our stock options is presented below as of March 31, 2023:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2022	766,001	$3.85	3.37	$183,270
Granted	–	–	–	–
Exercised	(100,000)	1.34	–	–
Cancelled	–	–	–	–
Forfeited or expired	(17,000)	5.40	–	–
Outstanding as of March 31, 2023	649,001	$4.24	3.12	$595,200

Exercisable as of March 31, 2023	405,277	$4.63	2.85	$248,724

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.98 as of March 31, 2023, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2022, in the amount of 649,001 shares was $3.35 per share. As of March 31, 2023, there was unrecognized compensation cost of $724,837 related to non-vested stock options granted.

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

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $3.985 as of March 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2022, in the amount of 861,001 shares, was $2.92 per share. As of March 31, 2022, there was unrecognized compensation cost of $1,503,518 related to non-vested stock options granted.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2022, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the nine months ended March 31, 2023.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2023 and 2022, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2023		2022		2023		2022

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	82.7%		79.7%		84.2%		81.3%
Gross profit	17.3%		20.3%		15.8%		18.7%
Operating expenses	21.3%		36.5%		24.3%		56.3%
Loss from operations	(4.0%	)	(16.2%	)	(8.5%	)	(37.6%	)
Other income, net	0.9%		0.9%		2.0%		2.7%
Net loss before income taxes	(3.1%	)	(15.3%	)	(6.5%	)	(34.9%	)
Income tax (benefit) provision	(4.9%	)	(3.6%	)	(2.0%	)	(9.5%	)
Net income (loss)	1.8%		(11.7%	)	(4.5%	)	(25.4%	)
Less: non-controlling interest in net (loss) income of subsidiary	(0.3%	)	(0.2%	)	(0.1%	)	0.4%
Net income (loss) attributable to Parent Company stockholders	2.1%		(11.5%	)	(4.4%	)	(25.8%	)

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THREE MONTHS ENDED MARCH 31, 2022

NET SALES - Net sales increased by $5,164,684, or 77.2%, to $11,851,971 for the three months ended March 31, 2023 from $6,687,287 for the corresponding period of 2022. For the three months ended March 31, 2023, net sales by geographic regions, consisting of North America and Asia, were $11,720,894 (98.9% of net sales) and $131,077 (1.1%), respectively. For the three months ended March 31, 2022, net sales by geographic regions, consisting of North America and Asia, were $6,687,287 (100.0% of net sales) and $0 (0.0%), respectively.

Net sales in North America increased by $5,033,607, or 75.3%, to $11,720,894 for the three months ended March 31, 2023 from $6,687,287 for the corresponding period of 2022. The increase in net sales in North America was primarily due to the demand for one newly launched wireless product from a major carrier customer (approximately 51.8% of net sales), which did not purchase our products during the corresponding period of 2022. Net sales in Asia increased by $131,077, or 100.0%, to $131,077 for the three months ended March 31, 2023 from $0 for the corresponding period of 2022. The increase in net sales was primarily due to the demand for one newly launched wireless product from a customer (approximately $160,000).

GROSS PROFIT - Gross profit increased by $686,180, or 50.5%, to $2,045,510 for the three months ended March 31, 2023 from $1,359,330 for the corresponding period of 2022. The gross profit in terms of net sales percentage was 17.3% for the three months ended March 31, 2023 compared to 20.3% for the corresponding period of 2022. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was the mixed results of competitive selling prices and the increase in production costs of the launched products.

OPERATING EXPENSES - Operating expenses increased by $75,206, or 3.1%, to $2,516,105 for the three months ended March 31, 2023 from $2,440,899 for the corresponding period of 2022. Selling, general, and administrative expenses increased by $72,714 to $1,463,433 for the three months ended March 31, 2023, from $1,390,719 for the corresponding period of 2022. The increase in operating expenses was primarily due to the increased payroll expenses. Research and development expense increased by $2,492 to $1,052,672 for the three months ended March 31, 2023, from $1,050,180 for the corresponding period of 2022.

OTHER INCOME, NET - Other income, net increased by $47,449, or 84.5%, to $103,570 for the three months ended March 31, 2023 from $56,121 for the corresponding period of 2022. The increase was primarily due to the increased interest income of approximately $160,000, the increased unrealized gain from an investment account of approximately $111,000, and the increased gain from the forgiven liability of approximately $25,000, which was offset by the increased loss from the unfavorable changes in foreign currency exchange rates of approximately $250,000 in FTI.

NINE MONTHS ENDED MARCH 31, 2023 COMPARED TO NINE MONTHS ENDED MARCH 31, 2022

NET SALES - Net sales increased by $17,091,618, or 144.2%, to $28,944,554 for the nine months ended March 31, 2023 from $11,852,936 for the corresponding period of 2022. For the nine months ended March 31, 2023, net sales by geographic regions, consisting of North America, the countries in the Caribbean and South America, and Asia, were $28,778,479 (99.4% of net sales), $0 (0.0% of net sales), and $166,075 (0.6% of net sales), respectively. For the nine months ended March 31, 2022, net sales by geographic regions, consisting of North America, the countries in the Caribbean and South America, and Asia, were $11,143,335 (94.0% of net sales), $2,375 (0.0% of net sales), and $707,226 (6.0% of net sales), respectively.

Net sales in North America increased by $17,635,144, or 158.3%, to $28,778,479 for the nine months ended March 31, 2023 from $11,143,335 for the corresponding period of 2022. The increase in net sales in North America was the mixed result of the new demand for two newly launched wireless products from a major carrier customer (approximately $7.8M newly generated revenue), which did not purchase our products during the corresponding period of 2022, and the increased demand of approximately $12.6M for our wireless products from the existing major carrier customer compared to the corresponding period of 2022, which were offset by the decreased demands from other customers.

Net sales in the Caribbean and South America decreased by 2,375, or 100.0%, to $0 for the nine months ended March 31, 2023 from $2,375 for the corresponding period of 2022. The decrease in net sales was primarily due to the general nature of sales in these regions, which often fluctuate significantly from period to period due to the timing of orders placed by a relatively small number of customers.

Net sales in Asia decreased by $541,151, or 76.5%, to $166,075 for the nine months ended March 31, 2023 from $707,226 for the corresponding period of 2022. The decrease in net sales was primarily due to the one-time revenue generated from the material sales by FTI for the prior period, which was partially offset by the revenue generated from the demand for one newly launched wireless product by FTI (approximately $160,000) for the nine months ended March 31, 2023.

GROSS PROFIT - Gross profit increased by $2,369,140, or 106.9%, to $4,585,414 for the nine months ended March 31, 2023 from $2,216,274 for the corresponding period of 2022. The gross profit in terms of net sales percentage was 15.8% for the nine months ended March 31, 2023 compared to 18.7% for the corresponding period of 2022. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was the mixed results of competitive selling prices and the increase in production costs of the launched products.

OPERATING EXPENSES - Operating expenses increased by $365,693, or 5.5%, to $7,038,242 for the nine months ended March 31, 2023 from $6,672,549 for the corresponding period of 2022.

Selling, general, and administrative expenses increased by $545,707 to $4,039,035 for the nine months ended March 31, 2023, from $3,493,328 for the corresponding period of 2022. The increase in selling, general, and administrative expenses was primarily due to the increased payroll expenses and compensation expenses related to stock options granted for employees of approximately $446,000 and $163,000, respectively. Research and development expense decreased by $180,014 to $2,999,207 for the nine months ended March 31, 2023, from $3,179,221 for the corresponding period of 2022. The decrease in research and development expense was primarily due to the mix of the timing of research and development activities and the number of active projects, which typically vary from period to period.

OTHER INCOME, NET - Other income, net increased by $267,447, or 82.7%, to $590,925 for the nine months ended March 31, 2023 from $323,478 for the corresponding period of 2022. The increase was primarily due to the increased interest income of approximately $276,000, the increased unrealized gain from an investment account of approximately $163,000, and the increased gain from the forgiven liability of approximately $190,000, which was offset by the increased loss from the unfavorable changes in foreign currency exchange rates of approximately $299,000 in FTI and the decreased product development funding received by FTI from a government entity of approximately $52,000.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending from the date of the filing of this Form 10-Q. For the purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of March 31, 2023 consisted of cash and cash equivalents as well as short-term investments of $33,978,340.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the nine months ended March 31, 2023 and 2022 was $7,044,244 and $7,296,402, respectively.

The $7,044,244 in net cash used in operating activities for the nine months ended March 31, 2023 was primarily due to the increase in accounts receivable of $5,886,082 and inventories of $1,713,431 as well as our operating results (net loss of $1,298,722 adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by an increase in accounts payable of $1,214,246. The $7,296,402 in net cash used in operating activities for the nine months ended March 31, 2022 was primarily due to the increase in inventories of $6,676,070 as well as our operating results (net loss of $3,005,937 adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by an increase in accounts payable of $2,533,695.

INVESTING ACTIVITIES - Net cash used in investing activities for the nine months ended March 31, 2023 and 2022 was $1,731,707 and $1,780,484, respectively.

The $1,731,707 in net cash used in investing activities for nine months ended March 31, 2023 was primarily due to the payments for purchase of capitalized product development of $1,601,998 and purchase of short-term investments of $71,927. The $1,780,484 in net cash used in investing activities for the nine months ended March 31, 2022 was primarily due to the purchases of short-term investments of $1,240,376 and the payments for capitalized product development of $475,366.

FINANCING ACTIVITIES - Net cash provided by financing activities for the nine months ended March 31, 2023 and 2022 was $134,000 and $21,595, respectively.

The $134,000 and $21,595 in net cash provided by financing activities for the nine months ended March 31, 2023 and 2022 was from cash received from exercise of stock options.

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

Rent expense for the three months ended March 31, 2023 and 2022 was $111,469 and $111,513, respectively. Rent expense for the nine months ended March 31, 2023 and 2022 was $334,146 and $334,651, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the nine months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three and nine months ended March 31, 2023, contained within this Quarterly Report on Form 10-Q.

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

The Change in Control Agreement with Mr. Kim, dated October 1, 2020, has not been terminated and remains in effect at this time.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 1 to Employment Agreement, dated November 10, 2022 (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

________

(1)     Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 14, 2022.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

By:	/s/ Bill Bauer
Bill Bauer
Acting Chief Financial Officer (Principal Financial Officer)

Dated: May 15, 2023

