Form 10-K
period 2023-06-30
FRANKLIN WIRELESS CORP
filed 2023-09-28
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2022, as reported by the NASDAQ, was approximately $36,999,000.  For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	FKWL	The Nasdaq Stock Market LLC

The Registrant has 11,784,280 shares of common stock outstanding as of September 28, 2023.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

i

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

•	the terms "we," "us," "our," “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
•	our fiscal year ends on June 30; references to fiscal 2023 and fiscal 2022 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

ii

PART I

ITEM 1.  BUSINESS.

BUSINESS OVERVIEW

We are a leading provider of integrated wireless solutions utilizing the latest in 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, routers, fixed wireless routers, and various trackers. Our integrated software subscription services provide users remote capabilities including mobile device management (MDM) and software defined wide area networking (SD-WAN).

We have majority ownership of Franklin Technology Inc. (FTI), a research and development company based in Seoul, South Korea. FTI primarily provides design and development services for our wireless products.

Our products are generally marketed and sold directly to wireless operators and indirectly through strategic partners and distributors. Our global customer base primarily extends from North America and the Caribbean and South America to Asia.

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

The consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. (“FTI”), with a majority voting interest of 66.3% (33.7% is owned by non-controlling interests) as of June 30, 2023, and 2022. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings (loss) are reduced by the portion of the net earnings (loss) of the subsidiary applicable to non-controlling interests.

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

	Fiscal Year Ended June 30,
Net sales:	2023	2022
North America	$45,782,084	$23,305,366
Caribbean and South America	–	2,375
Asia	166,432	690,021
Totals	$45,948,516	$23,997,762

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2023	June 30, 2022
North America	$2,083,902	$1,374,747
Asia	198,070	81,261
Totals	$2,281,972	$1,456,008

OUR PRODUCTS

We are a global leader and innovator in providing the latest mobile technologies to the mass market, which include 5G/4G Mobile Hotspots, 5G/4G, fixed wireless routers, and MDM solutions. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications.

The following is a sample of the products we offer:

5G/4G Wireless Broadband Products

5G/4G LTE Wi-Fi Mobile Hotspot

•	Portable Wi-Fi hotspot routers that provide wireless Internet access with 5G/4G support for multiple simultaneously connected devices including laptops, tablets, and smart phones. Our Mobile Hotspot products help remote workers be productive while on the go and help students and educational institutions support remote learning activities.

5G/4G Fixed Wireless Routers

•	Enhanced routing gateway that can provide support for both wired and wireless connectivity, offering solutions for consumers looking to replace Cable or DSL service

5G/4G Enterprise Gateway CPE

•	Enhanced routing gateway equipped with enterprise features offering solutions for enterprise customers looking to replace wired service, or wireless back-up for wired connections in a mission-critical environment or instant wireless connection in temporal locations.

IoT Tracking Devices and Connected Devices:

Smart IoT tracking device

•	Location service devices based on CAT1 and CAT M technology, allowing consumers and businesses to track virtually any tangible item, anytime and anywhere.

Connected Car

•	An all-in-one connected car solution that provides easy access to built-in Wi-Fi Hotspot and extensive added vehicle diagnostics, safety, and security features, as well as location service via OBDII protocol with other applications.

Home Phone Connect

•	Franklin’s Voice Over LTE (VoLTE) device provides a landline alternative, connecting instantly and allowing users local and domestic long distance calling through the carrier’s network.

IOT Server Platform and Application

•	“Pintrac,” Franklin’s Cloud based telecom grade server platform, enables enhanced remote management of device functionality.
•	Pintrac Mobile Device Management (MDM) for LTE hotspots allows schools, government agencies and others to remotely manage and configure hotspots.
•	Pintrac Pet is a complete pet tracking application, allowing monitoring and tracking household pets and their activity using Franklin’s Trackers.
•	Pintrac Auto tracks, locates, and manages vehicles for consumers and businesses using Franklin’s LTE OBD devices.
•	“JEXtream” Franklin’s Cloud based telecom grade server platform for 5G devices and routers, enables enhanced remote management of device functionality.

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

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2023, the manufacturing of the majority of our products was performed by two independent companies located in Asia.

EMPLOYEES

As of June 30, 2023, we had 69 total employees at Franklin and FTI combined. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. The industry in which we operate has many participants that own, or claim to own, proprietary intellectual property. In the past we have received, and in the future may receive, claims from third parties alleging that we, and possibly our customers, violate their intellectual property rights. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not we have infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than us, and they may be able to, and may choose to, pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

•	We may be liable for potentially substantial damages, liabilities, and litigation costs, including attorneys’ fees;

•	We may be prohibited from further use of the intellectual property and may be required to cease selling our products that are subject to the claim;

•	We may have to license the third-party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;

•	We may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that we will be able to develop such a non-infringing alternative;

•	The diversion of management’s attention and resources;

•	Our relationships with customers may be adversely affected; and,

•	We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

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

WE OPERATE IN THE HIGH-RISK HARDWARE DESIGN INDUSTRY. We are in a volatile industry. In this industry it should be expected that:

•	Latent design flaws can be discovered, even after a device has been certified;

•	Latent component defects can be discovered in critical systems, including batteries, LCDs, chargers, and other systems;

•	Manufacturing defects and flaws will occur during device production.

WE OPERATE IN THE HIGH-RISK SOFTWARE INDUSTRY. This industry has numerous and significant known risks. In this industry it should be expected that:

•	Latent design flaws and security defects will be discovered, even after a device has been tested and approved;

•	Code within a program will fail to operate as intended due to updates or changes in other systems;

•	Hacking and malicious actions by outside parties can damage or alter coding and system integrity.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2023, net revenues from our two largest customers represented 61% and 31% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us. If these customers were to reduce their business with us, our revenues and profitability could materially decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease expiring in December 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to this property was $309,053 for the years ended June 30, 2023 and 2022.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expired on August 31, 2023, and were extended for an additional twelve months to August 31, 2024. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $128,400 for each of the years ended June 30, 2023 and 2022.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2023, and was extended for an additional twelve months to September 4, 2024. Rent expense related to this lease was $8,095 and $8,604 for the years ended June 30, 2023 and 2022, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to NOTE 8 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on NASDAQ under the trading symbol "FKWL."  We have one class of common stock. As of June 30, 2023, we had 717 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	647,001	$4.24	551,003

Equity compensation plans not approved by security holders	–	N/A	–

Total	647,001	$4.24	551,003

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

Our products are generally marketed and sold directly to wireless operators and indirectly through strategic partners and distributors. Our global customer base primarily extends from North America, the Caribbean and South America to countries in the Asia.

FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS

We believe that our revenue growth will be influenced largely by (1) the successful maintenance of our existing customers, (2) the rate of increase in demand for wireless data products, (3) customer acceptance of our new products, (4) new customer relationships and contracts, (5) our ability to meet customers’ demands, (6) our ability to maintain good relationships with our manufacturing partners and suppliers, and (7) the defect rates experienced by end users of our hardware and software products.

We have entered into and expect to continue to enter into new customer relationships and contracts for the supply of our products, and this may require significant demands on our resources, resulting in increased operating, selling, and marketing expenses associated with such new customers.

We continuously evaluate the performance of our hardware and software products to discover defects that can adversely affect our revenue, income, and the price of our stock. If defects occur that customers believe are either severe in nature or excessively frequent in occurrence, customers could stop buying our products and services and the value of our stock may decrease.

We are also seeing that demand from end-users has been shifting in the post-pandemic economy as remote education and work from home trends are declining. Current demand for mobile device management (MDM) services has been declining. We are working to improve and further enhance our software service offerings to address this change in the market.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services covered by contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provisions for the years ended June 30, 2023, and 2022, were not material.

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

Contract Balances

We perform our obligations under a contract with a customer by transferring products in exchange for consideration from the customer. We typically invoice our customers as soon as control of an asset is transferred, and a receivable is established. We, however, recognize contract liability when a customer prepays for goods and/or services, or we have not delivered goods under the contract since we have not yet transferred control of the goods and/or services.

The balances of our trade receivables are as follows:

	June 30, 2023	June 30, 2022
Accounts Receivable, net	$8,949,802	$1,322,619

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2023, and June 30, 2022.

Included in the Accounts Receivable balance as of June 30, 2022, is a passthrough amount of $837,000. These transactions were a direct result of an agreement between our vendor and our customer. There is a corresponding balance of $837,000 in our Accounts Payable account as of June 30, 2022, to offset. These balances are removed as of June 30, 2023, since these pass-through charges are unlikely to ever be collected due to the customer's refusal to pay. There were no such balances as of June 30, 2023.

Our contract liabilities, which are included in accrued liabilities on our consolidated balance sheets, are as follows:

	June 30, 2023	June 30, 2022
Undelivered products	$146,488	$371,624

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good and/or service to the customer and is the unit of measurement in Topic 606. At contract inception, we assess the products and/or services promised in our contracts with customers. We then identify performance obligations to transfer distinct products and/or services to the customer. To identify performance obligations, we consider all the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for over 99% of net sales for the year ended June 30, 2023 and 2022. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for under 1% of net sales for the years ended June 30, 2023 and 2022. Most of our revenue that is recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer can direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2023 and 2022, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of June 30, 2023, and June 30, 2022, capitalized product development costs in progress were $203,838 and $187,343, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the years ended June 30, 2023 and 2022, we incurred $1,631,376 and $658,544, respectively in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023, we have federal and state net operating loss carryforwards of approximately $2.5 million and $0.5 million, respectively. As of June 30, 2022, we have federal and state net operating loss carryforwards of approximately $3.3 million and $40,000, respectively.

Under the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017, the federal net operating loss of approximately $2.5 million, which was recognized on or after January 1, 2018, will carry forward indefinitely. The state net operating loss of approximately $0.5 million will begin to expire through 2043. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2023, 2022, and 2021, our statements of operations including data expressed as a percentage of sales:

	2023		2022		2021
	(as a percentage of sales)

Net sales	100.0%		100.0%		100.0%
Cost of goods sold	84.7%		84.1%		82.4%
Gross profit	15.3%		15.9%		17.6%
Operating expenses	20.4%		36.6%		5.2%
Loss from operations	(5.1%	)	(20.7%	)	12.4%
Other income (expense), net	(3.2%	)	1.1%		0.3%
Net loss before income taxes	(8.3%	)	(19.6%	)	12.7%
Income tax (benefit) provision	(1.9%	)	(4.3%	)	2.7%
Net loss	(6.4%	)	(15.3%	)	10.0%
Less: non-controlling interest in net income (loss) of subsidiary	(0.2%	)	0.4%		0.4%
Net loss attributable to Parent Company stockholders	(6.2%	)	(15.7%	)	9.6%

YEAR ENDED JUNE 30, 2023, COMPARED TO YEAR ENDED JUNE 30, 2022

NET SALES - Net sales increased by $21,950,754, or 91.5%, to $45,948,516 for the year ended June 30, 2023 from $23,997,762 for the corresponding period of 2022.  For the year ended June 30, 2023, net sales by geographic regions, consisting of North America, the Caribbean and South America, and Asia were $45,782,084 (99.6% of net sales), $0 (0.0% of net sales), and $166,432 (0.4% of net sales), respectively. For the year ended June 30, 2022, net sales by geographic regions, consisting of North America, the Caribbean and South America, and Asia were $23,305,366 (97.1% of net sales), $2,375 (0.0% of net sales), and $690,021 (2.9% of net sales), respectively.

Net sales in North America increased by $22,476,718, or 96.4%, to $45,782,084 for the year ended June 30, 2023, from $23,305,366 for the corresponding period of 2022. The increase in net sales in North America was primarily due to the new demand for two newly launched wireless products from a major carrier customer (approximately $14M newly generated revenue) which did not purchase our products during the fiscal year 2022, and the increased demand by approximately $11M, or 66%, for our wireless products from the existing major carrier customer compared to the fiscal year 2022, which were offset by the decreased demands from other customers.

Net sales in the Caribbean and South America decreased by $2,375, or 100%, to $0 for the year ended June 30, 2023, from $2,375 for the corresponding period of 2022. Net sales in Asia decreased by $523,589, or 75.9%, to $166,432 for the year ended June 30, 2023, from $690,021 for the corresponding period of 2022. The decrease in net sales was primarily due to the one-time revenue generated from the material sales by FTI for the fiscal year 2022, which was partially offset by the revenue generated from the demand for one newly launched wireless product by FTI (approximately $160,000) for the year ended June 30, 2023.

GROSS PROFIT- Gross profit increased by $3,204,159, or 84.0%, to $7,020,742 for the year ended June 30, 2023, from $3,816,583 for the corresponding period of 2022. The gross profit in terms of net sales percentage was 15.3% for the year ended June 30, 2023, compared to 15.9% for the corresponding period of 2022. The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage was the mixed results of competitive selling prices and the increase in production costs of the launched products.

OPERATING EXPENSES - Operating expenses increased by $578,842, or 6.6%, to $9,370,317 for the year ended June 30, 2023, from $8,791,475 for the corresponding period of 2022.

Selling, general, and administrative expenses increased by $942,309 to $5,451,653 for the year ended June 30, 2023, from $4,509,344 for the corresponding period of 2022. The increase in selling, general, and administrative expenses was primarily due to the increased payroll expenses (excluding payroll expense for employees involved in research and development) and compensation expenses related to stock options granted for employees of approximately $230,000 and $165,000, respectively, and the increased legal expenses of $195,000.

Research and development expenses decreased by $363,467 to $3,918,664 for the year ended June 30, 2023, from $4,282,131 for the corresponding period of 2022. The decrease in research and development expense was primarily due to the mix of the timing of research and development activities and the number of active projects, which typically vary from period to period. For the year ended June 30, 2023, the research and development expenses decreased by approximately $450,000, which is partially offset by the increased payroll expenses for employees involved in research and development of approximately $89,000.

OTHER INCOME, NET - Other income, net decreased by $1,747,162, or 658.3%, to $1,481,743 for the year ended June 30, 2023, from $265,419 for the corresponding period of 2022. The decrease was primarily due to the loss from the agreement in principle to settle a legal action of $2,400,000 and the increased loss from unfavorable changes in foreign currency exchange rates in FTI of approximately $184,000, which were offset by the increased interest income earned from the money market accounts and certificates of deposit of approximately $388,000, the increased unrealized gain from an investment account of approximately $340,000, and the increased gain from forgiven liabilities of approximately $199,000.

YEAR ENDED JUNE 30, 2022, COMPARED TO YEAR ENDED JUNE 30, 2021

NET SALES - Net sales decreased by $160,117,583, or 87.0%, to $23,997,762 for the year ended June 30, 2022, from $184,115,345 for the corresponding period of 2021.  For the year ended June 30, 2022, net sales by geographic regions, consisting of North America, the Caribbean and South America, and Asia were $23,305,366 (97.1% of net sales), $2,375 (0.0% of net sales), and $690,021 (2.9% of net sales), respectively. For the year ended June 30, 2021, net sales by geographic regions, consisting of North America, the Caribbean and South America, and Asia were $183,771,146 (99.8% of net sales), $17,500 (0.0% of net sales), and $326,699 (0.2% of net sales), respectively.

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

Research and development expenses decreased by $363,467 to $3,918,664 for the year ended June 30, 2023, from $4,282,131 for the corresponding period of 2022. The decrease in research and development expense was primarily due to the mix of the timing of research and development activities and the number of active projects, which typically vary from period to period. For the year ended June 30, 2023, the research and development expenses decreased by approximately $450,000, which is partially offset by the increased payroll expenses for employees involved in research and development of approximately $89,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending June 30, 2023. For the purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2023, consisted of cash and cash equivalents as well as short-term investments of $38,969,599.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2024.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash used in operating activities for the years ended June 30, 2023 and 2022 were $1,882,114 and $7,407,355, respectively.

The $1,882,114 in net cash used in operating activities for the year ended June 30, 2023 was primarily due to the increase in accounts receivable of $7,601,489 as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was offset by the increase of accounts payable and accrued legal contingency expense of $4,905,499 and $2,400,000, respectively. The $7,407,355 in net cash used in operating activities for the year ended June 30, 2022 was primarily due to the increase in inventory and decrease in accounts payable of $3,222,344 and $1,537,287, respectively, as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was offset by the decrease of accounts receivable of $1,205,938.

INVESTING ACTIVITIES – Net cash used in investing activities for the years ended June 30, 2023, and 2022 was $12,109,183 and $11,675,028, respectively.

The $12,109,183 in net cash used in investing activities for the year ended June 30, 2023 was primarily due to the purchases of short-term investments of $10,391,654 and capitalized product development of $1,631,376. The $11,675,028 in net cash used in investing activities for the year ended June 30, 2022, was primarily due to the purchases of short-term investments and capitalized product development of $10,950,625 and $658,544, respectively.

FINANCING ACTIVITIES – Net cash provided by financing activities for the years ended June 30, 2023 and 2022 was $42,943 and $75,445, respectively.

The $42,943 in net cash provided by financing activities for the year ended June 30, 2023 was from the exercise of stock options of $45,000, which was offset by loan to an employee of $2,057. The $75,445 in net cash provided by financing activities for the year ended June 30, 2022 was from the exercise of stock options.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2023, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by June 30,
	2024	2025	Total
Legal contingency expense	$2,400,000	$–	$2,400,000
Operating lease	160,965	–	160,965
Total Obligations	$2,560,965	$–	$2,560,965

On April 16, 2021, an action was filed in the United States District Court for the Southern District of California against the Company and two of its officers relating to the timing of the disclosure of a recall of certain Jetpack products supplied by the Company to Verizon. The agreement was memorialized in a memorandum of understanding (the “Memorandum of Understanding”) which was fully executed on May 3, 2023. The Memorandum of Understanding was formalized in a Stipulation and Agreement of Settlement (the “Settlement Agreement”) that was executed on May 23, 2023, and filed with the Court on May 24, 2023. Under the terms of the Settlement Agreement, the Company will pay $2.4 million (the “Settlement Amount”) into an escrow account maintained by Huntington National Bank subject to the approval of the Court. The terms and conditions expressly provided within the Settlement Agreement, such Settlement fully, finally and forever settles, releases, resolves and dismisses with prejudice all claims asserted against the Company. This agreement is still pending final approval by the Federal Court as of the date of this filing.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of OC Kim, our President, and Bill Bauer, our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and the Acting Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2023.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2023.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2023.

Name	Age	Position
OC Kim	58	President, Secretary and a Director
Gary Nelson	83	Chairman of the Board and a Director
Johnathan Chee	60	Director
Heidy Chow	45	Director
Kristina Kim	60	Director
Yun J. (David) Lee (1)	62	Chief Operating Officer
Bill Bauer	54	Acting Chief Financial Officer (Principal Financial Officer)

______________________

(1)	On 7/14/2023, the board of directors appointed Mr. Lee as Senior Vice President of Sales who previously served as Chief Operating Officer. This change did not affect his compensation.

OC Kim has been our President, CEO and a Director since 2003. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded that developed modules for the wireless telecommunication industry. In 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. He was a general manager of Kolon California Corp., one of Korea's most prominent conglomerates. While at Kolon Data Communications, in Korea, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has almost 30 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea. We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

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

David Brown has served as our Acting Chief Financial Officer since March 2021. With over 25 years of financial experience, David Brown has worked in several industries including manufacturing, aerospace, biotech, and electronics. A graduate in accounting from San Diego State University, David has advanced knowledge of accounting, budgeting, and cash management. He has developed and implemented internal policies and procedures throughout several organizations and has managed all aspects of the finance departments along with outside auditors. One September 30, 2022, he resigned his position to pursue other opportunities.

Bill Bauer has served as our Acting Chief Financial Officer since October 2022. Prior to joining Franklin, he served as in-house legal counsel and senior finance executive across various industries in California and Texas. He has over 15 years of experience in Finance and executive management. He holds a Master’s degree in Business Administration from San Diego State University and a Juris Doctorate from California Western School of Law and is also a member of both the California and Texas State Bars.

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

CORPORATE GOVERNANCE

During fiscal 2023, the Board of Directors held four meetings. Each director attended 100% of the meetings of the Board. The Board of Directors has an Audit Committee made up of Heidy Chow (committee chair), Gary Nelson, and Kristina Kim, and a Compensation Committee made up of Gary Nelson (committee chair) and Johnathan Chee, and a Nominating Committee made up of Gary Nelson (committee chair) and Johnathan Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2023 and 2022 to our President, Chief Operating Officer, and Acting Chief Financial Officer (The "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
OC Kim,	2022	$300,000	$–	$566,000	$866,000
President	2023	$300,000	$–	$–	$300,000
Yun J. (David) Lee,	2022	$300,000	$–	$42,450	$342,450
Chief Operating Officer	2023	$300,000	$–	$–	$300,000
David Brown (1),	2022	$100,193	$–	$28,300	$128,493
Acting Chief Financial Officer	2023	$25,649	$–	$–	$25,649
Bill Bauer,	2022	$–	$–	$–	$–
Acting Chief Financial Officer	2023	$107,798	$–	$–	$107,798

(1)       David Brown resigned his position on September 30, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officer as of June 30, 2023. The only outstanding equity awards are stock options. Options to purchase 200,000, 15,000, 10,000 and 15,000 shares were granted to OC Kim, Yun J. (David) Lee, David Brown, and Bill Bauer during fiscal 2022, respectively. 10,000 shares granted to David Brown have been forfeited and returned to the Company as he resigned his position on September 30, 2023. The options vest over periods ranging from one to three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) nonexercisable	Option Exercise Price ($)	Option Expiration Date
OC Kim	200,000 (1)	99,818	$3.38	12/27/2026
Yun J. (David) Lee	100,000 (1)	1,369	$5.40	07/13/2025
	15,000 (1)	7,486	$3.38	12/27/2026
Bill Bauer	15,000 (1)	7,486	$3.38	12/27/2026

(1)	The option vests and is exercisable over three years as follows and has a five-year term:

i.	33.3% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the second anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the third anniversary of the date of the grant.

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

Fiscal 2023 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Gary Nelson	17,500	–	–	17,500
Johnathan Chee	17,500	–	–	17,500
Heidy Chow	17,500	–	–	17,500
Kristina Kim	17,500	–	–	17,500

(1)	Directors are compensated at a base rate of $15,000 and $20,000 annually for the six months ended December 31, 2022 and for the six months ended June 30, 2023, respectively, and prorated based upon board meeting attendance. Bonuses may be awarded when the business has performed exceptionally well as determined by the Board of Directors. For the year ended June 30, 2023, there has been no approved bonus for the Directors.

There were no outstanding equity awards held by any of the non-officer directors as of June 30, 2023.

EMPLOYMENT CONTRACTS

On October 1, 2020, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets. These agreements were for an initial term of three years but have now been extended through October 2024.

The Change of Control Agreement with Mr. Kim calls for a payment of $5 million upon a change of control, and the agreement with Mr. Lee calls for a payment of $2 million upon a change of control.

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment letter agreement dated September 7, 2021. The amendment provides for a severance payment of $3 million if Mr. Kim voluntarily terminates his employment by the Company or if he voluntarily terminates his employment due to a “change in circumstances,” generally defined as a material breach by the Company of its salary and benefit obligations or a significant reduction in Mr. Kim’s title or responsibilities. In the case of a termination of employment by the Company for cause (generally defined as conviction of a felony, or a misdemeanor where imprisonment is imposed, commission of any act of theft, fraud, dishonesty, or material falsification of any employment or Company records, or improper disclosure of the Company's confidential or proprietary information), the Company is to make a severance payment of $1,500,000. In either case, any unvested options become immediately vested.

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

INCENTIVE COMPENSATION – Our practice is to award cash bonuses based upon performance objectives set by the Board of Directors. We maintain a bonus plan which provides our executive officers to earn cash bonuses based on the achievement of performance targets. The performance targets are set by the Board of Directors, and our executive officers are eligible to receive bonuses on a quarterly basis. The actual amount of incentive compensation paid to our executive officers is in the sole discretion of the Board of Directors.

SEVERANCE BENEFITS – We are generally an “at-will” employer and have no employment agreements with severance benefits; however, we have entered into Change of Control Agreements with OC Kim & David Lee, and a severance agreement with OC Kim that provides him with a lump sum payment in the event he leaves the Company.

RETIREMENT PLANS – In January 2022, we implemented the CalSavers retirement program, an automatic enrollment individual retirement account (IRA). The program is a voluntary participation program, and all employees have the option to participate in this program if they choose to do so.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 28, 2023, by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
Joon Won Jyoung 9707 Waples Street, Suite 150, San Diego, CA 92121	1,004,948		8.5%

OC Kim 9707 Waples Street, Suite 150, San Diego, CA 92121	1,096,695		9.3%

Gary Nelson 9707 Waples Street, Suite 150, San Diego, CA 92121	314,008		2.7%

Yun J. (David) Lee 9707 Waples Street, Suite 150, San Diego, CA 92121	185,000		1.6%

Johnathan Chee 9707 Waples Street, Suite 150, San Diego, CA 92121	13,500		0.1%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	874,292	(1)	7.4%
All directors and executive officers as a group	3,488,443		29.6%

(1)	Based solely on a Schedule 13G dated December 31, 2022, which indicates that Mr. Packer may be deemed to beneficially own 874,292 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2023	FY 2022
Audit Fees	$84,250	$91,500
Total Fees	$84,250	$91,500

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2023, and 2022, which was performed by Kreit, and Chiu CPA LLP (formerly as “Paris, Kreit, and Chiu CPA LLP”). All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp. (3)
4.1	Description of Securities (6)
10.1 10.2	Employment Agreement, dated September 7, 2021, between Franklin Wireless Corp. and OC Kim (4) Amendment No. 1 to Employment Agreement, dated November 10, 2022 (8)
10.3	Change of Control Agreement, dated October 1, 2020, between Franklin Wireless Corp. and OC Kim (3)
10.4	Change of Control Agreement, dated October 1, 2020, between Franklin Wireless Corp. and David Lee. (3)
10.5	Lease, dated September 9, 2015, between the Company and Hunsaker & Associates San Diego, Inc., a California corporation (5)
10.6	Loan Agreement between Franklin Technology Incorporation and Franklin Wireless Corporation, dated March 31, 2022 (8)
10.7	Amendment to Change of Control Agreement between Franklin Wireless Corp. and OC Kim, dated September 25, 2023
10.8	Amendment to Change of Control Agreement between Franklin Wireless Corp. and Yun J. (“David”) Lee, dated September 25, 2023
14.1	Code of Ethics (2)
23.1	Consent of Kreit and Chiu CPA LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_________________________

(1) Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008.

(2) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2008, filed on September 26. 2008.

(3) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2009, filed on October 13, 2009.

(4) Incorporated by reference from Report on Form 8-K dated October 1, 2021.

(5) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015.

(6) Incorporated by reference from Report on Form 10-K/A for the year ended June 30, 2020, filed on September 18, 2020.

(7) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 10, 2022.

(8) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed on February 14, 2023.

(c)	Supplementary Information

None.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ OC KIM	President and a Director	September 28, 2023
OC Kim
Principal Financial Officer

/s/ Bill Bauer	Acting Chief Financial Officer	September 28, 2023
Bill Bauer

/s/ GARY NELSON	Chairman of the Board of Directors	September 28, 2023
Gary Nelson

/s/ JOHNATHAN CHEE	Director	September 28, 2023
Johnathan Chee

/s/ HEIDY CHOW	Director	September 28, 2023
Heidy Chow

/s/ KRISTINA KIM	Director	September 28, 2023
Kristina Kim

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Franklin Wireless Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. and its subsidiary (the “Company”) as of June 30, 2023, and 2022, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and 2022 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Legal Proceedings

As described in Note 8 to the consolidated financial statements, management records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and when loss is probable. Where the reasonable estimate of the probable loss is a range, management records as an accrual in its consolidated financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. Management either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. Management discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that a loss may be incurred.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included determining the likelihood of a loss and whether the amount of loss can be reasonably estimated, as well as evaluating disclosures citing the compliance with the financial reporting framework. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with internal and external legal counsel, evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable, and evaluating the sufficiency of the Company’s disclosures related to legal proceedings and accounting in the consolidated financial statements.

We have served as the Company’s auditors since 2020.

/s/ Kreit and Chiu CPA LLP (formerly as “Paris, Kreit and Chiu CPA LLP”).

New York, NY

September 28, 2023

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$12,241,286	$26,277,418
Short-term investments	26,728,313	16,336,659
Accounts receivable, net	8,949,802	1,322,619
Other receivables, net	14,438	40,132
Inventories, net	3,741,637	4,197,863
Prepaid expenses and other current assets	36,687	40,939
Loan to an employee	91,057	–
Advance payments to vendors	53,875	174,796
Total current assets	51,857,095	48,390,426
Property and equipment, net	101,088	105,952
Intangible assets, net	2,180,884	1,350,056
Deferred tax assets, non-current	2,235,515	1,347,436
Goodwill	273,285	273,285
Right of use assets	152,665	448,621
Other assets	126,546	126,095
TOTAL ASSETS	$56,927,078	$52,041,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,950,497	$8,143,305
Income tax payable	6,556	6,702
Unearned revenue	117,351	231,624
Advance payments from customers	29,137	–
Accrued legal contingency expense	2,400,000	–
Accrued liabilities	849,605	589,907
Lease liabilities, current	159,104	308,834
Total current liabilities	16,512,250	9,280,372
Lease liabilities, non-current	–	159,104
Total liabilities	16,512,250	9,439,476

Commitments and contingencies (Note 8)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; No preferred stock issued and outstanding as of June 30, 2023, and 2022	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 and 11,684,280 shares issued and outstanding as of June 30, 2023, and 2022, respectively	14,263	14,163
Additional paid-in capital	14,438,196	13,593,426
Retained earnings	29,101,225	31,964,246
Treasury stock, 2,549,208 shares as of June 30, 2023, and 2022	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,071,930)	(984,152)
Total Parent Company stockholders’ equity	38,926,861	41,032,790
Non-controlling interests	1,487,967	1,569,605
Total stockholders’ equity	40,414,828	42,602,395
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,927,078	$52,041,871

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive (Loss) Income

	Fiscal Years Ended June 30,
	2023	2022
Net sales	$45,948,516	$23,997,762
Cost of goods sold	38,927,774	20,181,179
Gross profit	7,020,742	3,816,583
Operating expenses:
Selling, general and administrative	5,451,653	4,509,344
Research and development	3,918,664	4,282,131
Total operating expenses	9,370,317	8,791,475
Loss from operations	(2,349,575)	(4,974,892)
Other income, net:
Interest income	459,869	71,375
Income from governmental subsidy	43,784	91,567
Gain from the forgiveness of debts	238,307	38,397
Loss from a legal contingency	(2,400,000)	–
Other income (expense), net	176,297	64,080
Total other income (expense), net	(1,481,743)	265,419
Loss before benefit for income taxes	(3,831,318)	(4,709,473)
Income tax benefit	(886,659)	(1,037,068)
Net loss	(2,944,659)	(3,672,405)

(Less) non-controlling interests in net (loss) income of subsidiary at 33.7%	(81,638)	90,443
Net loss attributable to Parent Company	$(2,863,021)	$(3,762,848)

Basic loss per share attributable to Parent Company stockholders	$(0.24)	$(0.32)
Diluted loss per share attributable to Parent Company stockholders	$(0.24)	$(0.32)

Weighted average common shares outstanding - basic	11,736,609	11,613,812
Weighted average common shares outstanding - diluted	11,736,609	11,613,812

Comprehensive loss
Net loss	$(2,944,659)	$(3,672,405)
Translation adjustments	(87,778)	(511,650)
Comprehensive loss	(3,032,437)	(4,184,055)
Less: comprehensive (loss) income attributable to non-controlling interest	(81,638)	90,443
Comprehensive loss attributable to controlling interest	$(2,950,799)	$(4,274,498)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2021	11,590,281	$14,069	$12,972,234	$35,727,094	$(3,554,893)	$(472,502)	$1,479,162	$46,165,164
Net loss attributable to Parent Company	–	–	–	(3,762,848)	–	–	–	(3,762,848)
Foreign exchange translation	–	–	–	–	–	(511,650)	–	(511,650)
Issuance of stock related to stock option exercised	93,999	94	75,351	–	–	–	–	75,445
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	90,443	90,443
Stock based compensation	–	–	545,841	–	–	–	–	545,841
Balance - June 30, 2022	11,684,280	$14,163	$13,593,426	$31,964,246	$(3,554,893)	$(984,152)	$1,569,605	$42,602,395
Net loss attributable to Parent Company	–	–	–	(2,863,021)	–	–	–	(2,863,021)
Foreign exchange translation	–	–	–	–	–	(87,778)	–	(87,778)
Issuance of stock related to stock option exercised	100,000	100	133,900	–	–	–	–	134,000
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(81,638)	(81,638)
Stock based compensation	–	–	710,870	–	–	–	–	710,870
Balance - June 30, 2023	11,784,280	$14,263	$14,438,196	$29,101,225	$(3,554,893)	$(1,071,930)	$1,487,967	$40,414,828

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,944,659)	$(3,672,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	51,970	87,743
Amortization of intangible assets	839,595	579,012
Stock based compensation	710,870	545,841
Bad debt expense	–	23,780
Forgiveness of debts	(238,307)	(38,397)
Amortization of right of use assets	295,956	304,642
Deferred tax benefit	(888,079)	(959,888)
Increase (decrease) in cash due to change in working capital:
Accounts receivable	(7,601,489)	1,205,938
Inventories	456,226	(3,222,344)
Prepaid expenses and other current assets	4,252	4,045
Advance payments to vendors	120,921	(134,166)
Other assets	(451)	14,444
Accounts payable	4,905,499	(1,537,287)
Income tax payable	(146)	(326,801)
Unearned revenue	(114,273)	231,624
Advance payment from customers	29,137	–
Accrued legal contingency expense	2,400,000	–
Accrued liabilities	399,698	(195,618)
Lease liabilities	(308,834)	(317,518)
Net cash used in operating activities	(1,882,114)	(7,407,355)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(10,391,654)	(10,950,625)
Purchases of property and equipment	(47,106)	(42,085)
Payments for capitalized product development costs	(1,631,376)	(658,544)
Purchases of intangible assets	(39,047)	(23,774)
Net cash used in investing activities	(12,109,183)	(11,675,028)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan to an employee	(2,057)	–
Cash received from exercise of stock options	45,000	75,445
Net cash provided by financing activities	42,943	75,445

Effect of foreign currency translation	(87,778)	(511,650)
Net decrease in cash and cash equivalents	(14,036,132)	(19,518,588)
Cash and cash equivalents, beginning of year	26,277,418	45,796,006
Cash and cash equivalents, end of year	$12,241,286	$26,277,418

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(800)	$(200,350)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS OVERVIEW

We are a leading provider of integrated wireless solutions utilizing the latest in 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, routers, fixed wireless routers, and various trackers. Our integrated software subscription services provide users remote capabilities including mobile device management (MDM) and software defined wide area networking (SD-WAN).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of approximately 66.3% (approximately 33.7% is owned by non-controlling interests) as of June 30, 2023, and 2022. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of June 30, 2023, or June 30, 2022.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2023, the non-controlling interest was $ 1,487,967, which represents a $81,638 decrease from $1,569,605 as of June 30, 2022. The decrease in the non-controlling interest of $81,638 was from loss in the subsidiary of $242,554 incurred for the year ended June 30, 2023.

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

We shall generate revenues from three geographic areas, consisting of North America, the Caribbean and South America, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2023	2022
North America	$45,782,084	$23,305,366
Caribbean and South America	–	2,375
Asia	166,432	690,021
Totals	$45,948,516	$23,997,762

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2023	June 30, 2022
United States	$2,083,902	$1,374,747
Asia	198,070	81,261
Totals	$2,281,972	$1,456,008

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

Allowance for Doubtful Accounts

Based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, we do not believe an allowance for doubtful accounts was necessary as of June 30, 2023, and 2022.

Cash Flows Reporting

We follow ASC 230, Statements of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category. We use the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and all items that are included in net (loss) income that do not affect operating cash receipts and payments.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of our management and policies of the Company. (Refer to NOTE 11–RELATED PARTY TRANSACTIONS)

Foreign Currency Translations

We have a majority-owned subsidiary in foreign country, South Korea. Fluctuations in foreign currency impact the amount of total assets, liabilities, earnings and cash flows that we report for our foreign subsidiary upon the translation of these amounts into U.S. Dollars for, and as of the end of, each reporting period. In particular, the strengthening of the U.S. Dollar generally will reduce the reported amount of our foreign-denominated cash, cash equivalents, total revenues and total expense that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period. However, a majority of our consolidated revenue is denominated in U.S. Dollars, and therefore, our revenue is not directly subject to foreign currency risk.

In accordance with FASB ASC 830, "Foreign Currency Matters", when an operation has transactions denominated in a currency other than its functional currency, they are measured in the functional currency. Changes in the expected functional currency cash flows caused by changes in exchange rates are included in net income for the period.

Leases

In accordance with ASC 842, “Leases”, we determine whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, we determine whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payment arising from the lease ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measure based on the present value of lease payment over the lease term. The ROU asset also includes deferred rent liabilities. Our lease arrangement generally does not provide an implicit interest rate. As a result, in such situations, we use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We include options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assts and liabilities.

Lease expense for operating lease is recognized on a straight-line basis over the lease term. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

Revenue Recognition

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services covered by contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provisions for the years ended June 30, 2023, and 2022, were not material.

Disaggregation of Revenue

In accordance with Topic 606, “Revenue from Contracts with Customers”, we disaggregate revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. We determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606, which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

Contract Balances

We perform our obligations under a contract with a customer by transferring products in exchange for consideration from the customer. We typically invoice our customers as soon as control of an asset is transferred, and a receivable is established. We, however, recognize contract liability when a customer prepays for goods and/or services, or we have not delivered goods under the contract since we have not yet transferred control of the goods and/or services.

The balances of our trade receivables are as follows:

	June 30, 2023	June 30, 2022
Accounts Receivable, net	$8,949,802	$1,322,619

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2023, and June 30, 2022.

Included in the Accounts Receivable balance as of June 30, 2022, is a passthrough amount of $837,000. These transactions were a direct result of an agreement between our vendor and our customer. There is a corresponding balance of $837,000 in our Accounts Payable account as of June 30, 2022, to offset. These balances are removed as of June 30, 2023, since these pass-through charges are unlikely to ever be collected due to the customer's refusal to pay. There were no such balances as of June 30, 2023.

Our contract liabilities, which are included in accrued liabilities on our consolidated balance sheets, are as follows:

	June 30, 2023	June 30, 2022
Undelivered products	$146,488	$371,624

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good and/or service to the customer and is the unit of measurement in Topic 606. At contract inception, we assess the products and/or services promised in our contracts with customers. We then identify performance obligations to transfer distinct products and/or services to the customer. To identify performance obligations, we consider all the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for over 99% of net sales for the year ended June 30, 2023, and 2022. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for under 1% of net sales for the year ended June 30, 2023, and 2022. Most of our revenue that is recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer can direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2023, and 2022, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $800,000 and $500,000 associated with capitalized product development costs associated with complete technology for the years ended June 30, 2023, and 2022, respectively.

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

As of June 30, 2023, and June 30, 2022, capitalized product development costs in progress were $203,838 and $187,343, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. During the year ended June 30, 2023, we incurred $1,631,376 in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $3,918,664 and $4,282,131 for the years ended June 30, 2023, and 2022, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statements of comprehensive income, were $234,681 and $246,290 for the years ended June 30, 2023, and 2022, respectively.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We invest our excess cash into financial instruments which management believes are readily convertible into cash, such as money market funds that are readily convertible to cash and have a $1.00 net asset value.

Short Term Investments

We have invested excess funds in short term liquid assets, such as certificates of deposit or money market funds.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond our control. We may write down our inventory value for potential obsolescence and excess inventory.  As of June 30, 2023, and 2022, we have recorded inventory reserves in the amount of $585,274 and $557,155, respectively, for inventories that we have identified as obsolete or slow-moving.

Property and Equipment

Property and equipment are recorded at cost. Significant additions or improvements extending the useful lives of assets are capitalized. Maintenance and repairs of revenue nature are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Machinery	6 years
Office equipment	5 years
Molds	3 years
Vehicles	5 years
Computers and software	5 years
Furniture and fixtures	7 years
Facilities improvements	5 years or life of the lease, whichever is shorter

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2023, and 2022.

Intangible Assets

The definite lived intangible assets consisted of the following as of June 30, 2023:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	203,838	–	203,838
Software	5 years	1.6 years	423,762	347,228	76,534
Patents	10 years	7.0 years	59,975	21,108	38,867
Certifications & licenses	3 years	2.0 years	3,759,240	1,897,595	1,861,645
Total as of June 30, 2023			$4,465,212	2,284,328	2,180,884

The definite lived intangible assets consisted of the following as of June 30, 2022:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	187,343	–	187,343
Software	5 years	2.0 years	423,147	314,855	108,292
Patents	10 years	2.5 years	21,543	15,122	6,421
Certifications & licenses	3 years	1.1 years	2,144,359	1,096,359	1,048,000
Total as of June 30, 2022			$2,794,789	1,444,733	1,350,056

Amortization expense recognized during the years ended June 30, 2023, and 2022 was $839,595 and $579,012, respectively. The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2024	FY2025	FY2026	FY2027	FY2028	Thereafter
Total	$954,166	$721,265	$263,918	$18,296	$11,148	$8,253

Impairment of Long-lived Assets

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2023, that would indicate that the long-lived assets are impaired.

Stock-based Compensation

The Company’s employee share-based awards result in a cost that is measured at fair value on an award’s grant date, based on the estimated number of awards that are expected to vest. Stock-based compensation is recognized on a straight-line basis over the award’s vesting period. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur. Stock-based compensation costs are reflected in the accompanying consolidated statements of comprehensive (loss) income based upon the underlying recipients' roles within the Company.

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

(Loss) Earnings per Share Attributable to Common Stockholders

In accordance with ASC 260, “Earnings per share”, basic (loss) earnings per share are calculated by dividing the net (loss) income by the weighted-average number of common shares that were outstanding for the period, without consideration for potential common shares. Diluted (loss) earnings per share is calculated by dividing the net (loss) income by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of common stock options outstanding under our stock plan. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Concentrations of Credit Risk

We extend credit to our customers and perform ongoing credit evaluations of such customers. We evaluate our accounts receivable on a regular basis for collectability and provide an allowance for potential credit losses as deemed necessary. No reserve was required or recorded for any of the periods presented.

Substantially all of our revenues are derived from sales of wireless data products. Any significant decline in market acceptance of our products or in the financial condition of our existing customers could impair our ability to operate effectively.

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2023, net sales to our two largest customers represented approximately 61% and 31% of our consolidated net sales, respectively, and 27% and 69% of our accounts receivable balance as of June 30, 2023. For the year ended June 30, 2022, net sales to our two largest customers represented 70% and 13% of our consolidated net sales, respectively, and 0% of our accounts receivable balance as of June 30, 2022. No other customer accounted for more than ten percent of total net sales.

For the year ended June 30, 2023, we purchased the majority of our wireless data products from three manufacturing companies located in Asia. If they were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. For the year ended June 30, 2023, we purchased wireless data products from these suppliers in the amount of $37,505,858, or 99.6% of total purchases, and had related accounts payable of $12,598,741 as of June 30, 2023. For the year ended June 30, 2022, we purchased wireless data products from our two suppliers in the amount of $22,319,313, or 98.3% of total purchases, and had related accounts payable of $7,409,273 as of June 30, 2022.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution. However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). The ASU requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The ASU does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU is effective for annual and interim periods beginning after December 15, 2022, except for the rollforward requirement, which is effective for annual periods beginning after December 15, 2023. There was no impact to the consolidated financial statements.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2023	June 30, 2022
Machinery and Commercial Equipment	$25,146	$67,848
Office equipment	233,608	312,785
Molds	479,466	575,552
Vehicle	15,513	15,513
	753,733	971,698
Less accumulated depreciation	(652,645)	(865,746)
Total	$101,088	$105,952

Depreciation expense associated with property and equipment was $51,970 and $87,743 for the years ended June 30, 2023, and 2022, respectively, and is included in selling, general, and administrative expenses on the consolidated statements of comprehensive (loss) income. For the years ended June 30, 2023, and 2022, we have written off fully depreciated property and equipment in the amounts of $265,071 and $4,175, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	June 30, 2023	June 30, 2022
Accrued payroll deductions owed to government entities	$52,923	$55,387
Accrued salaries and bonuses	375,000	–
Accrued vacation	141,590	65,602
Accrued undelivered inventory	–	140,000
Accrued commission for service providers	32,500	40,000
Accrued commission to a customer	247,592	288,306
Other accrued liabilities	–	612
Total	$849,605	$589,907

NOTE 6 - INCOME TAXES

Income tax benefit for the years ended June 30, 2023, and 2022 consists of the following:

	Year Ended June 30,
	2023	2022
Current income tax (benefit) expense:
Federal	$5,211	$(127,998)
State	975	975
Foreign	(4,766)	49,843
Total Current income tax expense (benefit)	1,420	(77,180)
Deferred income tax benefit:
Federal	(752,843)	(876,513)
State	(6,155)	(83,375)
Foreign	(129,081)	–
	(888,079)	(959,888)
Benefit for income taxes	$(886,659)	$(1,037,068)

The benefit for income taxes reconciles to the amount computed by applying the effective federal statutory income tax rate to the income before provision for income taxes as follows:

	Year Ended June 30,
	2023	2022
Federal income tax, at statutory rate of 21% applied to (loss) earnings before income taxes and extraordinary items	$(810,281)	$(982,130)
State tax, net of federal tax benefit	15,082	(82,840)
Nondeductible expenses	5,850	870
R&D credits	(51,415)	(46,643)
Global intangible low-taxed income	–	152,930
Foreign rate difference	4,743	(16,279)
Others	(50,638)	(62,976)
Change in valuation allowance	–	–
Benefit for income taxes	$(886,659)	$(1,037,068)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2023	June 30, 2022
Deferred tax asset:
Net operating losses	$697,431	$737,258
State tax	205	–
Lease accounting, net	1,359	4,299
Intangibles	735,680	156,334
Tax credits	191,544	202,958
Legal contingency expense reserve	504,000	–
Inventory reserve	123,488	155,133
Other, net	104,044	145,679
Total deferred tax assets	2,357,751	1,401,661
Deferred tax liabilities:
Deferred state taxes	(49,787)	(46,565)
State tax	–	205
Property and equipment, net	(1,652)	(7,865)
Unrealized gain (loss)	(70,797)	–
Total deferred tax liabilities	(122,236)	(54,225)
Less valuation allowance	–	–
Net deferred tax asset	$2,235,515	$1,347,436

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income. Management determined it is more likely than not that the federal deferred tax assets will be fully realized, and no valuation allowance is necessary as of June 30, 2023, or 2022.

As of June 30, 2023, we have federal and state net operating loss carryforwards of approximately $2.5 million and $0.5 million, respectively. Under the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, the federal net operating loss of approximately $2.5 million, which was recognized on or after January 1, 2018, will carry forward indefinitely. There is $0 federal net operating loss, which was recognized on or before December 31, 2017. The state net operating loss of approximately $0.5 million will begin to expire through 2043. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company's computation of its deferred tax assets, is as follows:

Balance as of June 30, 2021	$335,259
Gross increase	29,789
Balance as of June 30, 2022	365,048
Gross increase	23,968
Balance as of June 30, 2023	$389,016

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

For the years ended June 30, 2023, and 2022, we were in a net loss position and have excluded 647,001 and 766,001 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive.

The weighted average number of shares outstanding used to compute loss per share is as follows:

	Year Ended June 30,
	2023	2022
Net loss attributable to Parent Company	$(2,863,021)	$(3,762,848)
Weighted-average shares of common stock outstanding:
Basic	11,736,609	11,613,812
Dilutive effect of common stock equivalents arising from stock options	–	–
Diluted Outstanding shares	11,736,609	11,613,812
Basic loss per share attributable to Parent Company stockholders	$(0.24)	$(0.32)
Diluted loss per share attributable to Parent Company stockholders	$(0.24)	$(0.32)

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

We adopted ASC 842 as of July 1, 2019. We had an operating lease principally for both Franklin Wireless Corp. and Franklin Technologies Inc., in accordance with ASC 842. Adoption of the standard resulted in the initial recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities of $1,501,203 and $1,507,367, respectively, as of July 1, 2019, with the difference due to the existing lease liabilities of $6,164.

We determine whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. Operating leases are recorded in the balance sheet as right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payment arising from the lease ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measure based on the present value of lease payment over the lease term. The ROU asset also includes deferred rent liabilities. Our lease arrangement generally does not provide an implicit interest rate. As a result, in such situations, we use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We include options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating lease is recognized on a straight-line basis over the lease term. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

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

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expired on August 31, 2023, and were extended by an additional twelve months to August 31, 2024. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2023, and were extended by an additional twelve months to September 4, 2024. Short-term leases with initial terms of twelve months or less are not capitalized, and our leases of the South Korean offices and corporate housing facility have been considered as short-term lease.

The components of lease expense and supplemental cash flow information related to leases for the years ended June 30, 2023, and 2022 are as follows:

As of June 30, 2023, we used discount rates of 4.0% in determining our operating lease liabilities for the office spaces in San Diego, California. This rate represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized, and our lease of the South Korean offices has been considered as short-term lease. Our San Diego office lease was extension of previous lease and did not contain any further extension provisions. Rent expenses for the years ended June 30, 2023, and 2022 were $445,548 and $446,057, respectively. In accordance with ASC 842, the components of the lease expense were as follows:

	Years ended June 30,
	2023	2022
Operating lease expense	$309,053	$328,650
Short term lease cost	136,495	117,407
Total lease expense	$445,548	$446,057

Remaining lease term-operating leases	0.5 year
Discount rate-operating lease	4%

In accordance with ASC 842, maturity of operating lease liabilities as of June 30, 2023, was as follows:

	Payments due by June, 30
	2024	Total
Administrative office, San Diego, CA	$160,965	$160,965
Total Obligations	$160,965	$160,965

Operating Leases
Fiscal 2024	$160,965
Total lease payments	160,965
Less imputed interest	(1,861)
Total	$159,104

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

Verizon Jetpack Recall

On April 8, 2021, Verizon issued a press release announcing that it was working with the U.S. Consumer Product Safety Commission (CPSC) to conduct a voluntary recall of certain Verizon Ellipsis Jetpack mobile hotspot devices, indicating that the lithium-ion battery in the devices can overheat, posing a fire and burn hazard. According to the CPSC release, the recall affects approximately 2.5 million devices. We import the devices and supply them to Verizon.

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

Future Impact on Financial Performance

We are striving to avoid any litigation with Verizon arising from the recall and have not been served with any legal action by Verizon relating to the products covered by the recall. We are not currently able to estimate the financial impact of the recall on our future operations. At this time, we do not have information that identifies the cause of the alleged incidents. We also do not have any specific legal claims or theories of causation for device failure incidents that would help us estimate the cost of potential future litigation. No liability has been recorded for this litigation because the Company believes that any such liability is not probable and reasonably estimable at this time.

Franklin v. Anydata, Inc.

We entered into a Professional Services Agreement with Anydata Corp. (“Anydata”) for the product ACT233F Smart Link OBD device on May 5, 2017, for a minimum purchase commitment of 250,000 units. We delivered approximately 25,000 units and 7,000 units during our second and fourth quarters of fiscal 2018, respectively, and an additional 18,000 units during our first quarter of fiscal 2019. Sales to Anydata were approximately $1.8 million for the year ended June 30, 2019. We received information that Anydata may not be able to fulfill the entire purchase commitment for which parts have already been ordered with our main vendor, Quanta. We believe that the Company will be able to supply some of the products to another customer and we received personal guarantees from the ownership group of Anydata. As of June 30, 2019, the remaining unfulfilled purchase commitment was approximately $3.1 million. The total product purchase commitment with Quanta was approximately $2.9 million. We have not recorded a receivable from Anydata, nor a liability owed to Quanta. Management believes that, at this time, a loss contingency is reasonably possible but not estimable as to how much ultimately would be paid to Quanta. As of June 30, 2020, we paid $100,000 for the right to call on inventory and recorded an additional $49,580 as a prepaid expense related to pricing adjustments, which has been agreed with Quanta for other products to ensure demand is met, and for the quarter ended December 31, 2020, the prepaid expense of $149,580 has been recorded as a cost of goods sold. As of June 30, 2023, there is a reasonable possibility we may incur a loss; however, the amount is not estimable at this time. On January 25, 2021, we commenced legal action against Anydata and its principal officers in San Diego Superior Court, case number 37-2021-00003468-CU-BC-CTL. Subsequent to June 30, 2023, a confidential settlement has been reached between the parties for an immaterial amount and as of the date of this report, the action is expected to be dismissed within the next 30 days.

Shareholder Litigation

Ali

A shareholder action, Ali vs. Franklin Wireless Corp. et al. Case #3:21-cv-00687-AJB-MSB, was filed in the U.S. District Court, Southern District of California (San Diego) on April 16, 2021, alleging, among other things, that we had prior knowledge that the Verizon recall was likely and that we did not disclose that information to investors in a timely manner. The Class and Defendants have executed a Stipulation and Agreement of Settlement under which the Class releases all claims against Defendants in exchange for a payment by Defendants of $2.4 million (the “Settlement Amount”), which is reflected in liabilities under “accrued legal contingency expense” with a corresponding charge to “loss from a legal contingency”. The Class has submitted a motion for preliminary approval of the settlement, which the Court has not yet ruled on. If and when the Court grants preliminary approval of the Settlement, Defendants will be required to deposit the Settlement Amount into an escrow account established to administer the Settlement.

Harwood / Martin

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, by Stephen Harwood, derivatively on behalf of nominal defendant Franklin Wireless Corp. v. O.C. Kim, et al., Case #21cv01837-AJB-MSB, on or about October 29, 2021, claiming among other things, that we had prior knowledge that the recall was likely and that we did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we will vigorously defend against such claims.

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, by Debra Martin, derivatively on behalf of nominal defendant Franklin Wireless Corp. v. O.C. Kim, et al., Case #21cv2091-AJB-MSB, on or about December 15, 2021, claiming among other things, that we had prior knowledge that the recall was likely and that we did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we will vigorously defend against such claims.

The Harwood and Martin actions have been consolidated into a single action in the U.S. District Court, Southern District of California (San Diego) titled “In re Franklin Wireless Corp. Derivative Litigation”, Case No.: 21cv1837-AJB (MSB). Discovery is ongoing at this time.

Pape

A legal action was filed in the Second Judicial District Court of Nevada in the County of Washoe against Franklin, as a nominal defendant, Barbara Pape, derivatively on behalf of nominal defendant Franklin Wireless Corp. v. O.C. Kim, et al., Case # CV22-00471, on or about March 21, 2022, claiming among other things, that we had prior knowledge that the recall was likely and that we did not disclose that information to investors in a timely manner. We believe these allegations are not supported by the facts and we will vigorously defend against such claims.

The Company will vigorously defend such shareholder litigation and proceedings. No liability has been recorded for these litigations because the Company believes that any such liability is not probable and reasonably estimable at this time.

“Short-Swing” Profits Litigation

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Nosirrah Management LLC v. Franklin Wireless et al., Case # 3:21-cv-01316-RSH-JLB, on or about July 22, 2021, claiming that our Chief Executive Officer, O.C. Kim, violated Section 16(b) of the Securities Exchange Act of 1934 for receiving “short-swing” profits from a sale and purchase of Franklin shares, in violation of that Act. We believe the allegations are not supported by the facts and we intend to vigorously defend against these claims. No liability has been recorded for this litigation because the Company believes that any such liability is not probable and reasonably estimable at this time.

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

The Change of Control Agreement with Mr. Kim calls for a payment of $5 million upon a change of control, and the agreement with Mr. Lee calls for a payment of $2 million upon a change of control. The Change in Control Agreements, dated October 1, 2020, have been extended through September 30, 2024.

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

Loan Agreement with Subsidiary

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

The Note is for a term of five years, provides for annual payments of interest at 2% per annum, and is due and payable upon maturity. The Note and Loan Agreement include customary provisions for default and acceleration upon default, and a default interest rate of 7% per annum.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $710,870 and $545,841 compensation expenses recorded under this method for the years ended June 30, 2023, and 2022, respectively.

A summary of the status of our stock options is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2021	484,000	$3.67	2.83	$2,662,830
Granted	388,000	3.38	–	–
Exercised	(93,999)	0.80	–	–
Forfeited or expired	(12,000)	5.40	–	–
Outstanding as of June 30, 2022	766,001	$3.85	3.37	$183,270
Granted	–	–	–	–
Exercised	(100,000)	1.34	–	–
Forfeited or expired	(19,000)	5.40	–	–
Outstanding as of June 30, 2023	647,001	$4.24	2.88	$130,200

Exercisable as of June 30, 2023	457,577	$4.58	2.63	$65,219

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $3.73 as of June 30, 2023, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2023, in the amount of 647,001 shares was $3.34 per share.

As of June 30, 2023, there was unrecognized compensation cost of $542,807 related to non-vested stock options granted.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

We have been authorized to issue 50,000,000 shares of common stock, $0.001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

On December 22, 2022, we issued 100,000 common shares in conjunction with stock-based compensation awards. There were 11,784,280 and 11,684,280 shares issued and outstanding as of June 30, 2023, and 2022, respectively.

Preferred Stock

We have been authorized to issue 10,000,000 shares of preferred stock. $0.001 par value, but no preferred stock is issued and outstanding as of June 30, 2023 and 2022.

Treasury Stock

We had 2,549,208 shares of treasury stock, valued at $3,554,893 (based on the costs that we agreed to repurchase) as of June 30, 2023 and 2022.

NOTE 11 – RELATED PARTY TRANSACTIONS

For the years ended June 30, 2023, and 2022, there have not been any transactions, except as disclosed in Note 8, entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 12 - SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the financial statements were available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed to the financial statements as of September 28, 2023.

