Form 10-Q
period 2023-09-30
FRANKLIN WIRELESS CORP
filed 2023-11-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The Registrant has 11,784,280 shares of common stock outstanding as of November 14, 2023.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2023. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	September 30, 2023
	(Unaudited)	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,844,719	$12,241,286
Short-term investments	26,802,145	26,728,313
Accounts receivable	9,921,362	8,949,802
Other receivables	20,971	14,438
Inventories, net	2,262,358	3,741,637
Prepaid expenses and other current assets	58,811	36,687
Loan to an employee	92,080	91,057
Advance payments to vendors	88,970	53,875
Total current assets	46,091,416	51,857,095
Property and equipment, net	92,125	101,088
Intangible assets, net	1,958,466	2,180,884
Deferred tax assets, non-current	2,286,375	2,235,515
Goodwill	273,285	273,285
Right of use assets	76,730	152,665
Other assets	124,152	126,546
TOTAL ASSETS	$50,902,549	$56,927,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,149,702	$12,950,497
Income tax payable	–	6,556
Contract liabilities	227,454	146,488
Accrued legal contingency expense	2,400,000	2,400,000
Accrued liabilities	989,697	849,605
Lease liabilities, current	79,949	159,104
Total current liabilities	10,846,802	16,512,250
Total liabilities	10,846,802	16,512,250

Commitments and contingencies (Note 6)
Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding as of September 30, and June 30, 2023	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding as of September 30, and June 30, 2023, respectively	14,263	14,263
Additional paid-in capital	14,489,785	14,438,196
Retained earnings	28,843,529	29,101,225
Treasury stock, 2,549,208 shares as of September 30, and June 30, 2023	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,145,399)	(1,071,930)
Total Parent Company stockholders’ equity	38,647,285	38,926,861
Noncontrolling interests	1,408,462	1,487,967
Total stockholders’ equity	40,055,747	40,414,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,902,549	$56,927,078

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net sales	$9,655,546	$8,108,940
Cost of goods sold	8,142,386	6,515,078
Gross profit	1,513,160	1,593,862
Operating expenses:
Selling, general and administrative	1,230,722	1,239,635
Research and development	866,955	970,120
Total operating expenses	2,097,677	2,209,755
Loss from operations	(584,517)	(615,893)
Other income (expense), net:
Interest income	254,015	60,062
Income from governmental subsidy	11,100	17,147
Loss from foreign currency transactions	(198,974)	(948,887)
Other income (expense), net	131,115	(42,382)
Total other income (expense), net	197,256	(914,060)
Loss before provision for income taxes	(387,261)	(1,529,953)
Income tax benefits	(50,060)	(103,383)
Net loss	(337,201)	(1,426,570)
Less: noncontrolling interests in net loss of subsidiary at 33.7%	(79,505)	(299,579)
Net loss attributable to Parent Company	$(257,696)	$(1,126,991)

Loss per share attributable to Parent Company stockholders
– Basic and diluted	$(0.02)	$(0.10)

Weighted average common shares outstanding
– Basic and diluted	11,784,280	11,684,280

Comprehensive loss:
Net loss	$(337,201)	$(1,426,570)
Translation adjustments	(73,469)	(314,218)
Comprehensive loss	(410,670)	(1,740,788)
Less: comprehensive loss attributable to noncontrolling interest	(79,505)	(299,579)
Comprehensive loss attributable to controlling interest	$(331,165)	$(1,441,209)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2023
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2023	11,784,280	$14,263	$14,438,196	$29,101,225	$(3,554,893)	$(1,071,930)	$1,487,967	$40,414,828
Net loss attributable to Parent Company	–	–	–	(257,696)	–	–	–	(257,696)
Foreign exchange translation	–	–	–	–	–	(73,469)	–	(73,469)
Comprehensive loss attributable to noncontrolling interest	–	–	–	–	–	–	(79,505)	(79,505)
Stock based compensation	–	–	51,589	–	–	–	–	51,589
Balance – September 30, 2023 (unaudited)	11,784,280	$14,263	$14,489,785	$28,843,529	$(3,554,893)	$(1,145,399)	$1,408,462	$40,055,747

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2022	11,684,280	$14,163	$13,593,426	$31,964,246	$(3,554,893)	$(984,152)	$1,569,605	$42,602,395
Net loss attributable to Parent Company	–	–	–	(1,126,991)	–	–	–	(1,126,991)
Foreign exchange translation	–	–	–	–	–	(314,218)	–	(314,208)
Comprehensive loss attributable to noncontrolling interest	–	–	–	–	–	–	(299,579)	(299,579)
Stock based compensation	–	–	180,745	–	–	–	–	180,745
Balance – September 30, 2022 (unaudited)	11,684,280	$14,163	$13,774,171	$30,837,255	$(3,554,893)	$(1,298,370)	$1,270,026	$41,042,352

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(337,201)	$(1,426,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,390	15,819
Amortization of intangible assets	244,918	179,894
Stock based compensation	51,589	180,745
Amortization of right of use assets	75,935	72,836
Deferred tax benefit	(50,860)	(104,183)
Change in assets and liabilities:
Accounts receivable	(978,093)	388,567
Inventories	1,479,279	(855,392)
Prepaid expenses and other current assets	(22,124)	8,707
Advance payments to vendors	(35,095)	28,776
Other assets	2,394	9,909
Accounts payable	(5,800,795)	537,395
Income tax payable	(6,556)	(4,932)
Advance payment from customers	21,434	–
Unearned revenue from customers	59,532	70,113
Lease liabilities	(79,155)	(76,057)
Accrued liabilities	140,092	(37,767)
Net cash used in operating activities	(5,223,316)	(1,012,140)

CASH FLOW FROM INVESTING ACTIVITIES:
(Purchases) sales of short-term investments	(73,832)	1,080,659
Purchases of property and equipment	(2,427)	(26,674)
Payments for capitalized product development costs	(22,500)	(493,250)
Purchases of intangible assets	–	(6,854)
Net cash (used in) provided by investing activities	(98,759)	553,881

CASH FLOW FROM FINANCING ACTIVITIES:
Loan to an employee	(1,023)	–
Net cash used in financing activities	(1,023)	–

Effect of foreign currency translation	(73,469)	(314,218)
Net decrease in cash and cash equivalents	(5,396,567)	(772,477)
Cash and cash equivalents, beginning of year	12,241,286	26,277,418
Cash and cash equivalents, end of year	$6,844,719	$25,504,941

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(45,800)	$(800)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. (“FTI”), with a majority voting interest of 66.3% (approximately 33.7% is owned by noncontrolling interests) as of September 30, 2023 and 2022. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to noncontrolling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of September 30, 2023, or June 30, 2023.

Noncontrolling Interest in a Consolidated Subsidiary

As of September 30, 2023, the noncontrolling interest was $1,408,462, which represents a $79,505 decrease from $1,487,967 as of June 30, 2023. The decrease in the noncontrolling interest of $79,505 was from loss in the subsidiary of $236,217 incurred for the three months ended September 30, 2023.

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

	Three Months Ended September 30,
Net sales:	2023	2022
North America	$9,655,546	$8,107,451
Asia	–	1,489
Totals	$9,655,546	$8,108,940

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2023	June 30, 2023
North America	$1,860,218	$2,083,902
Asia	190,373	198,070
Totals	$2,050,591	$2,281,972

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of September 30, 2023, we did not record any reserve for unfunded commitments and doubtful accounts.

Cash Flows Reporting

We follow ASC 230, Statements of Cash Flows, for cash flows reporting, which classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category. We use the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and all items that are included in net (loss) income that do not affect operating cash receipts and payments.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of our management and policies of the Company. (Refer to NOTE 8–RELATED PARTY TRANSACTIONS)

Foreign Currency Translations

We have a majority-owned subsidiary in a foreign country, South Korea. Fluctuations in foreign currency impact the amount of total assets, liabilities, earnings and cash flows that we report for our foreign subsidiary upon the translation of these amounts into U.S. Dollars for, and as of the end of, each reporting period. In particular, the strengthening of the U.S. Dollar generally will reduce the reported amount of our foreign-denominated cash, cash equivalents, total revenues and total expense that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period. However, a majority of our consolidated revenue is denominated in U.S. Dollars, and therefore, our revenue is not directly subject to foreign currency risk.

In accordance with ASC 830, when an operation has transactions denominated in a currency other than its functional currency, they are measured in the functional currency. Changes in the expected functional currency cash flows caused by changes in exchange rates are included in net income (loss) for the period.

Leases

In accordance with ASC 842, we determine whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, we determine whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payment arising from the lease ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measure based on the present value of lease payment over the lease term. The ROU asset also includes deferred rent liabilities. Our lease arrangement generally does not provide an implicit interest rate. As a result, in such situations, we use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We include options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assts and liabilities.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

Revenue Recognition

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) (ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the original revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. The Company adopted ASU 2014-09 on July 1, 2018 using the modified retrospective method.

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provisions for the quarters ended September 30, 2023 and 2022 were not material.

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

The balances of our trade receivables are as follows:

	September 30, 2023	June 30, 2023
Accounts Receivable	$9,921,362	$8,949,802

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended September 30, 2023, and June 30, 2023.

Our contract liabilities are as follows:

	September 30, 2023	June 30, 2023
Undelivered products	$227,455	$146,488

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the three months ended September 30, 2023 and 2022. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the three months ended September 30, 2023 and 2022. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of September 30, 2023 and 2022, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $239,624 and $166,000 associated with capitalized product development costs associated with complete technology for the three months ended September 30, 2023 and 2022, respectively.

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

The costs of product development that are capitalized once technological feasibility is determined (noted as technology in progress in the Intangible Assets table in NOTE 4-INTANGIBLE ASSETS, NET) include related licenses, certification costs, payroll, employee benefits, and other headcount-related expenses associated with product development. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the greater of straight-line amortization or the ratio of the current gross revenues to the current and anticipated future gross revenues. The amortization begins when the products are available for general release to our customers.

As of September 30, 2023, and June 30, 2023, capitalized product development costs in progress were $131,588 and $203,838, respectively, and are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2023 and 2022, we incurred $22,500 and $493,250, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $866,955 and $970,120 for the three months ended September 30, 2023 and 2022, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $51,073 and $40,553 for the three months ended September 30, 2023 and 2022, respectively.

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

Short Term Investments

We have invested excess funds in short-term liquid assets, such as certificates of deposit and government bonds, etc.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of September 30, 2023, and June 30, 2023, we have recorded inventory reserves in the amount of $585,274 for inventories for obsolete or slow-moving.

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

As of September 30, 2023, and June 30, 2023, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of September 30, 2023, we have no material unrecognized tax benefits. We recorded income tax benefits of $50,060 and $103,383 for the three months ended September 30, 2023, and 2022, respectively. We also recorded an increase in deferred tax asset, non-current, of $50,860 and $104,183 for the three months ended September 30, 2023, and 2022, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2023, sales to our two largest customers accounted for 91% of our consolidated net sales, and 98% of our accounts receivable balance as of September 30, 2023. In the same period of 2022, sales to our one largest customer accounted for 92% of our consolidated net sales, and 0% of our accounts receivable balance as of September 30, 2022. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the three months ended September 30, 2023, we purchased wireless data products from this manufacturer in the amount of $6,361,553, or 99.8% of total purchases, and had related accounts payable of $6,917,202 as of September 30, 2023. For the three months ended September 30, 2022, we purchased the majority of our wireless data products from two manufacturing companies located in Asia and purchased wireless data products from these manufacturers in the amount of $7,067,055, or 99% of total purchases, and had related accounts payable of $7,990,867 as of September 30, 2022.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2023 included in our Form 10-K filed on September 28, 2023. The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 4 – INTANGIBLE ASSETS, NET

The definite lived intangible assets consisted of the following as of September 30, 2023:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	131,588	–	131,588
Software	5 years	1.4 years	423,762	351,063	72,699
Patents	10 years	6.8 years	59,975	22,568	37,407
Certifications & licenses	3 years	1.8 years	3,853,990	2,137,218	1,716,772
Total as of September 30, 2023			$4,487,712	$2,529,246	$1,958,466

The definite lived intangible assets consisted of the following as of June 30, 2023:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	203,838	–	203,838
Software	5 years	1.6 years	423,762	347,228	76,534
Patents	10 years	7.0 years	59,975	21,108	38,867
Certifications & licenses	3 years	2.0 years	3,759,240	1,897,595	1,861,645
Total as of June 30, 2023			$4,465,212	2,284,328	2,180,884

Amortization expense recognized during the three months ended September 30, 2023 and 2022 was $244,918 and $179,894, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2024	FY2025	FY2026	FY2027	FY2028	Thereafter
Total	$739,840	$752,789	$295,501	$18,296	$12,200	$8,252

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	September 30, 2023	June 30, 2023
Accrued payroll deductions owed to government entities	$53,500	$52,923
Accrued salaries and bonuses	500,000	375,000
Accrued vacation	157,355	141,590
Accrued commission for service providers	31,250	32,500
Accrued commission to a customer	247,592	247,592
Total	$989,697	$849,605

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

We adopted ASC 842 new lease accounting on July 1, 2019. We had an operating lease principally for both Franklin Wireless Corp. and Franklin Technologies Inc., in accordance with ASC 842.

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

On September 9, 2015, we signed a lease for office space consisting of approximately 12,775 square feet, located in San Diego, California, at a monthly rent of $23,115, which commenced on October 28, 2015. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space was four years from the lease commencement date and was then extended at a monthly rent of $25,754, by an additional fifty months, to December 31, 2023. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 for the three months ended September 30, 2023, and 2022.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expired on August 31, 2023 and were extended by an additional twelve months to August 31, 2024. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended September 30, 2023, and 2022.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2023 and was extended by an additional twelve months to September 4, 2024. Rent expense related to this lease were $2,054 and 1,930 for the three months ended September 30, 2023 and 2022, respectively.

Short-term leases with initial terms of twelve months or less are not capitalized, and our leases of the South Korean offices and corporate housing facility have been considered as short-term lease.

We used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions. Rent expenses for the three months ended September 30, 2023, and 2022 were $111,417 and $111,293, respectively. In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the three months ended September 30, 2023, and 2022 are as follows:

	Three Months Ended September 30,
	2023	2022
Operating lease expense	$77,263	$77,263
Short term lease cost	34,154	34,030
Total lease expense	$111,417	$111,293

Remaining lease term-operating leases	0.3 year
Discount rate-operating lease	4%

Operating Leases
Fiscal 2024	$80,483
Total lease payments	80,483
Less imputed interest	(534)
Total	$79,949

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

Verizon Jetpack Recall

On April 8, 2021, Verizon issued a press release announcing that it was working with the U.S. Consumer Product Safety Commission (CPSC) to conduct a voluntary recall of certain Verizon Ellipsis Jetpack mobile hotspot devices, indicating that the lithium-ion battery in the devices can overheat, posing a fire and burn hazard. According to the CPSC release, the recall affects approximately 2.5 million devices. We imported the devices and supplied to Verizon.

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

“Short-Swing” Profits Litigation

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Nosirrah Management LLC v. Franklin Wireless et al., Case # 3:21-cv-01316-RSH-JLB, on or about July 22, 2021, claiming that our Chief Executive Officer, O.C. Kim, violated Section 16(b) of the Securities Exchange Act of 1934 for receiving “short-swing” profits from a sale and purchase of Franklin shares, in violation of that Act. On October 19, 2023, the jury) returned a verdict for $2,000,000 in favor of the Company against the Company’s Chief Executive Officer, O.C. Kim. Mr. Kim has filed a notice indicating he intends to appeal the verdict.

Loan Agreement with Subsidiary

On March 21, 2022, Franklin Wireless Corp. (the “Company”) entered into a Loan Agreement with Franklin Technologies, Inc. a Korean corporation (“FTI”), under which the Company agreed to loan US$10,000,000 to FTI. The Company owns a majority of the outstanding equity of FTI. FTI’s primary business is providing design and development services to the Company for our wireless products. As part of the loan transaction, FTI delivered a $10 million Promissory Note to the Company (the “Note”).

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

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the existing employment letter agreement dated September 7, 2021. The amendment provides for a severance payment of $3 million if Mr. Kim voluntarily terminates his employment by the Company or if he voluntarily terminates his employment due to a “change in circumstances,” generally defined as a material breach by the Company of its salary and benefit obligations or a significant reduction in Mr. Kim’s title or responsibilities. In the case of a termination of employment by the Company for cause (generally defined as conviction of a felony, or a misdemeanor where imprisonment is imposed, commission of any act of theft, fraud, dishonesty, or material falsification of any employment or Company records, or improper disclosure of the Company's confidential or proprietary information), the Company is to make a severance payment of $1,500,000. In either case, any unvested options become immediately vested.

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

NOTE 7 - LONG-TERM INCENTIVE PLAN AWARDS

We apply the provisions of ASC 718, “Compensation - Stock Compensation,” to all of our stock-based compensation awards and use the Black-Scholes option pricing model to value stock options. The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted average assumptions: The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding with the expected term of options award; the expected term represents awards granted are expected to be outstanding giving considerations vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the dividend yield is based upon the company’s dividend rate at the time fair value is measure and future expectations. Under this application, we record compensation expense for all awards granted.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $51,589 and $180,745 compensation expenses recorded under this method for the three months ended September 30, 2023 and 2022, respectively.

A summary of the status of our stock options is presented below as of September 30, 2023:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2023	647,001	$4.24	2.88	$130,200
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired	(16,000)	4.77	–	–
Outstanding as of September 30, 2023	631,001	$4.23	2.63	$–

Exercisable as of September 30, 2023	478,642	$4.49	2.44	$–

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $3.20 as of September 30, 2023, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2023, in the amount of 631,001 shares was $3.34 per share. As of September 30, 2023, there was unrecognized compensation cost of $432,617 related to non-vested stock options granted.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2023, and 2022, there have not been any transactions entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 9 - SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the financial statements were available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed to the financial statements as of November 14, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This report contains certain forward-looking statements relating to future events or our future financial performance. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2023, filed on September 28, 2023.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2023, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the three months ended September 30, 2023.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2023 and 2022, our statements of comprehensive income (loss) including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2023		2022

Net sales	100.0%		100.0%
Cost of goods sold	84.3%		80.3%
Gross profit	15.7%		19.7%
Operating expenses	21.7%		27.3%
Loss from operations	(6.0%	)	(7.6%	)
Other (expense) income, net	2.0%		(11.3%	)
Net loss before income taxes	(4.0%	)	(18.9%	)
Income tax benefits	(0.5%	)	(1.3%	)
Net loss	(3.5%	)	(17.6%	)
Less: noncontrolling interest in net loss of subsidiary	(0.8%	)	(3.7%	)
Net loss attributable to Parent Company stockholders	(2.7%	)	(13.9%	)

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2022

NET SALES - Net sales increased by $1,546,606, or 19.1%, to $9,655,546 for the three months ended September 30, 2023 from $8,108,940 for the corresponding period of 2022. For the three months ended September 30, 2023, net sales by geographic regions, consisting of North America and Asia, were $9,655,546 (100.0% of net sales) and $0 (0.0% of net sales), respectively. For the three months ended September 30, 2022, net sales by geographic regions, consisting of North America and Asia, were $8,107,451 (100.0% of net sales) and $1,489 (0.0% of net sales), respectively.

Net sales in North America increased by $1,548,095, or 19.1%, to $9,655,546 for the three months ended September 30, 2023 from $8,107,451 for the corresponding period of 2022. The increase in net sales in North America was primarily due to the demand for a new wireless product from one major carrier customer for this fiscal period, which was offset by the decreased demand from other customers. Net sales in Asia decreased by $1,489, or 100%, to $0 for the three months ended September 30, 2023 from $1,489 for the corresponding period of 2022. The decrease in net sales was primarily due to the decreased revenue generated from the material sales and product development service by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $80,702, or 223.3%, to $1,513,160 for the three months ended September 30, 2023 from $1,593,862 for the corresponding period of 2022. The gross profit in terms of net sales percentage was 15.7% for the three months ended September 30, 2023 compared to 19.7% for the corresponding period of 2022. The decrease in gross profit was primarily due to the lower gross profit in terms of net sales percentage. The decrease in gross profit in terms of net sales percentage was primarily due to the increased amortization expenses associated with the completed capitalized product development costs that are included in the cost of goods sold as well as the decreased revenues generated from the device management services, which has a high margin.

OPERATING EXPENSES - Operating expenses decreased by $112,078, or 5.1%, to $2,097,677 for the three months ended September 30, 2023 from $2,209,755 for the corresponding period of 2022.

Selling, general, and administrative expenses decreased by $8,913 to $1,230,722 for the three months ended September 30, 2023, from $1,239,635 for the corresponding period of 2022. Research and development expense decreased by $103,165 to $866,955 for the three months ended September 30, 2023, from $970,120 for the corresponding period of 2022. The decrease in research and development expense was primarily due to the decreased other research and development costs, which typically vary from period to period, of approximately $62,000 as well as the decreased payroll expense for employees involved in research and development of approximately $41,000.

OTHER INCOME, NET - Other income, net increased by $1,111,316, or 121.6%, to $197,256 for the three months ended September 30, 2023 from $914,060 for the corresponding period of 2022. The increase was primarily due to the favorable changes in foreign currency and the gain from the appreciation on the currency exchange rates in FTI of approximately $750,000 and the increased interest income earned and unrealized gain from the money market accounts and certificates of deposit of approximately $367,000.

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

Our principal source of liquidity as of September 30, 2023 consisted of cash and cash equivalents, as well as short-term investments, of $33,646,864. We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the three months ended September 30, 2023 and 2022 was $5,223,316 and $1,012,140, respectively.

The $5,223,316 in net cash used in operating activities for the three months ended September 30, 2023 was primarily due to the decrease in accounts payable of $5,800,795 and the increase of accounts receivable of $978,093 of as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by the decrease in inventory of $1,479,279.

The $1,012,140 in net cash used in operating activities for the three months ended September 30, 2022 was primarily due to the increase in inventory of $855,392 as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by an increase in accounts payable of $537,395.

INVESTING ACTIVITIES – Net cash used in investing activities for the three months ended September 30, 2023 was $98,759, and net cash provided by investing activities for the three months ended September 30, 2022 was $553,881.

The $98,759 in net cash used in investing activities for the three months ended September 30, 2023 was primarily due to the increased short-term investments of $73,832 and the payments for capitalized product development of $22,500.

The $553,881 in net cash provided by financial activities for the three months ended September 30, 2022 was from the decreased short-term investments of $1,080,659, which was partially offset by the payments for capitalized products development and property and equipment of $493,250 and $26,674, respectively.

FINANCING ACTIVITIES - Net cash used in financing activities for the three months ended September 30, 2023, and 2022 was $1,023 and $0, respectively. The $1,023 in net cash used in financial activities for the three months ended September 30, 2023 was from the increased loan interest to an employee.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease expiring in December 2023. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases will expire on August 31, 2024. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that will expire on September 4, 2024.

Rent expenses for the three months ended September 30, 2023, and 2022 were $111,417 and $111,293, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) for the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three months ended September 30, 2023, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on September 28, 2023 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

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

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ Bill Bauer
Bill Bauer
Dated: November 14, 2023		Acting Chief Financial Officer (Principal Financial Officer)

