Form 10-Q
period 2023-12-31
FRANKLIN WIRELESS CORP
filed 2024-02-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 001-14891

FRANKLIN WIRELESS CORP.

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3733534 (I.R.S. Employer Identification Number)
3940 Ruffin Road Suite C San Diego, California (Address of principal executive offices)	92123 (Zip code)

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

The Registrant has 11,784,280 shares of common stock outstanding as of February 14, 2024.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	December 31, 2023
	(Unaudited)	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,241,868	$12,241,286
Short-term investments	27,507,884	26,728,313
Accounts receivable	13,445,440	8,949,802
Advance to vendors	110,666	53,875
Other receivables, prepaid expenses, and other current assets	136,534	51,125
Inventories, net	1,159,955	3,741,637
Prepaid income taxes	124,583	–
Loan to an employee	93,103	91,057
Total current assets	47,820,033	51,857,095
Property and equipment, net	96,539	101,088
Intangible assets, net	1,764,589	2,180,884
Deferred tax assets, non-current	2,501,707	2,235,515
Goodwill	273,285	273,285
Right of use assets	–	152,665
Other assets	138,606	126,546
TOTAL ASSETS	$52,594,759	$56,927,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,081,306	$12,950,497
Income tax payable	–	6,556
Contract liabilities	246,056	117,351
Advance from customers	13,213	29,137
Accrued legal contingency expense	2,400,000	2,400,000
Accrued liabilities	1,221,793	849,605
Lease liabilities, current	–	159,104
Total current liabilities	12,962,368	16,512,250
Total liabilities	12,962,368	16,512,250

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding as of December 31, and June 30, 2023	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding as of December 31, and June 30, 2023, respectively	14,263	14,263
Additional paid-in capital	14,576,976	14,438,196
Retained earnings	28,078,914	29,101,225
Treasury stock, 2,549,208 shares as of December 31, and June 30, 2023	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,006,287)	(1,071,930)
Total Parent Company stockholders’ equity	38,108,973	38,926,861
Noncontrolling interests	1,523,418	1,487,967
Total stockholders’ equity	39,632,391	40,414,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,594,759	$56,927,078

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$8,847,779	$8,983,643	$18,503,325	$17,092,583
Cost of goods sold	(8,010,704)	(8,037,601)	(16,153,090)	(14,552,679)
Gross profit	837,075	946,042	2,350,235	2,539,904

Operating expenses:
Selling, general and administrative	1,540,162	1,335,967	2,770,884	2,575,602
Research and development	852,854	976,415	1,719,809	1,946,535
Total operating expenses	2,393,016	2,312,382	4,490,693	4,522,137

Loss from operations	(1,555,941)	(1,366,340)	(2,140,458)	(1,982,233)

Other income, net:
Interest income	151,753	62,675	405,768	122,737
Income from governmental subsidy	5,466	17,166	16,566	34,313
Gain from the forgiveness of accounts payable and accrued liabilities	–	165,000	–	165,000
Gain from foreign currency transactions	347,446	1,073,109	148,472	124,222
Other income, net	186,460	83,465	317,575	41,083
Total other income, net	691,125	1,401,415	888,381	487,355
(Loss) income before provision (benefit) for income taxes	(864,816)	35,075	(1,252,077)	(1,494,878)
Income tax (benefit) provision	(215,157)	118,866	(265,217)	15,483
Net (loss) income	(649,659)	(83,791)	(986,860)	(1,510,361)
Less: noncontrolling interests in net income (loss) of subsidiary at 33.7%	114,956	294,533	35,451	(5,046)
Net (loss) attributable to Parent Company	$(764,615)	$(378,324)	$(1,022,311)	$(1,505,315)

Loss per share attributable to Parent Company stockholders – basic and diluted	$(0.06)	$(0.03)	$(0.09)	$(0.13)

Weighted average common shares outstanding – basic and diluted	11,784,280	11,695,150	11,784,280	11,689,715

Comprehensive (loss) income
Net loss	$(649,659)	$(83,791)	$(986,860)	$(1,510,361)
Translation adjustments	139,112	388,257	65,643	74,039
Comprehensive (loss) income	(510,547)	304,466	(921,217)	(1,436,322)
Less: comprehensive income (loss) attributable to noncontrolling interest	114,956	294,533	35,451	(5,046)
Comprehensive (loss) income attributable to controlling interest	$(625,503)	$9,933	$(956,668)	$(1,431,276)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended December 31, 2023 (Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2023	11,784,280	$14,263	$14,438,196	$29,101,225	$(3,554,893)	$(1,071,930)	$1,487,967	$40,414,828
Net loss attributable to Parent Company	–	–	–	(257,696)	–	–	–	(257,696)
Foreign exchange translation	–	–	–	–	–	(73,469)	–	(73,469)
Comprehensive loss attributable to noncontrolling interest	–	–	–	–	–	–	(79,505)	(79,505)
Stock based compensation	–	–	51,589	–	–	–	–	51,589
Balance – September 30, 2023 (unaudited)	11,784,280	$14,263	$14,489,785	$28,843,529	$(3,554,893)	$(1,145,399)	$1,408,462	$40,055,747
Net loss attributable to Parent Company	–	–	–	(764,615)	–	–	–	(764,615)
Foreign exchange translation	–	–	–	–	–	139,112	–	139,112
Comprehensive income attributable to noncontrolling interest	–	–	–	–	–	–	114,956	114,956
Stock based compensation	–	–	87,191	–	–	–	–	87,191
Balance – December 31, 2023 (unaudited)	11,784,280	$14,263	$14,576,976	$28,078,914	$(3,554,893)	$(1,006,287)	$1,523,418	$39,632,391

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended December 31, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2022	11,684,280	$14,163	$13,593,426	$31,964,246	$(3,554,893)	$(984,152)	$1,569,605	$42,602,395
Net loss attributable to Parent Company	–	–	–	(1,126,991)	–	–	–	(1,126,991)
Foreign exchange translation	–	–	–	–	–	(314,218)	–	(314,218)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(299,579)	(299,579)
Stock based compensation	–	–	180,745	–	–	–	–	180,745
Balance – September 30, 2022 (unaudited)	11,684,280	$14,163	$13,774,171	$30,837,255	$(3,554,893)	$(1,298,370)	$1,270,026	$41,042,352
Net loss attributable to Parent Company	–	–	–	(378,324)	–	–	–	(378,324)
Foreign exchange translation	–	–	–	–	–	388,257	–	388,257
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	294,533	294,533
Issuance of stock related to stock option exercised	100,000	100	133,900	–	–	–	–	134,000
Stock based compensation	–	–	179,780	–	–	–	–	179,780
Balance – December 31, 2022 (unaudited)	11,784,280	$14,263	$14,087,851	$30,458,931	$(3,554,893)	$(910,113)	$1,564,559	$41,660,598

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(986,860)	$(1,510,361)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,510	30,025
Amortization of intangible assets	490,244	360,893
Stock based compensation	138,780	360,525
Forgiveness of debt	–	(165,000)
Amortization of right of use assets	152,665	146,436
Deferred tax (benefit) provision	(266,192)	14,683
Increase (decrease) in cash due to change in:
Accounts receivable	(4,495,638)	(6,748,926)
Advance to vendors	(56,791)	(100,270)
Other receivables, prepaid expenses, and other current assets	(85,409)	(5,106)
Prepaid income taxes	(124,583)	–
Inventories	2,581,682	(3,191,635)
Other assets	(12,060)	(2,024)
Accounts payable	(3,869,191)	3,771,831
Income tax payable	(6,556)	(4,853)
Contract liabilities	128,705	27,649
Lease liabilities	(159,104)	(152,876)
Advance from customers	(15,924)	12,905
Accrued liabilities	372,188	57,914
Net cash used in operating activities	(6,193,534)	(7,098,190)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(779,571)	(293,545)
Purchases of property and equipment	(15,961)	(45,483)
Payments for capitalized product development costs	(68,733)	(1,046,980)
Purchases of intangible assets	(5,216)	(7,756)
Net cash used in investing activities	(869,481)	(1,393,764)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan to an employee	(2,046)	(89,000)
Cash received from exercise of stock options	–	134,000
Net cash (used in) provided by financing activities	(2,046)	45,000

Effect of foreign currency translation	65,643	74,039
Net decrease in cash and cash equivalents	(6,999,418)	(8,372,915)
Cash and cash equivalents, beginning of period	12,241,286	26,277,418
Cash and cash equivalents, end of period	$5,241,868	$17,904,503

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(975)	$(800)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. (“FTI”), with a majority voting interest of 66.3% (approximately 33.7% is owned by noncontrolling interests) as of December 31, 2023 and 2022. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to noncontrolling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of December 31, 2023, or June 30, 2023.

Reclassifications

Certain amounts on the prior year’s consolidated balance sheets were reclassified to conform to current-year presentation, with no effect on ending stockholders’ equity.

Noncontrolling Interest in a Consolidated Subsidiary

As of December 31, 2023, the noncontrolling interest was $1,523,418, which represents a $35,451 increase from $1,487,967 as of June 30, 2023. The increase in the noncontrolling interest of $35,451 was from income in the subsidiary of $105,329 incurred for the six months ended December 31, 2023.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2023	2022	2023	2022
North America	$8,753,451	$8,950,134	$18,408,997	$17,057,585
Asia	94,328	33,509	94,328	34,998
Totals	$8,847,779	$8,983,643	$18,503,325	$17,092,583

Long-lived assets, net (property and equipment and intangible assets):	December 31, 2023	June 30, 2023
North America	$1,671,135	$2,083,902
Asia	189,993	198,070
Totals	$1,861,128	$2,281,972

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of December 31, 2023, we did not record any reserve for unfunded commitments and doubtful accounts.

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

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provisions for the six months ended December 31, 2023 and 2022 were not material.

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

The balances of our trade receivables are as follows:

	December 31, 2023	June 30, 2023
Accounts Receivable	$13,445,440	$8,949,802

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended December 31, 2023, and June 30, 2023.

Our contract liabilities are as follows:

	December 31, 2023	June 30, 2023
Undelivered products	$259,269	$146,488

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the six months ended December 31, 2023 and 2022. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the three and six months ended December 31, 2023 and 2022. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of December 31, 2023 and 2022, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $239,688 and $479,312 associated with capitalized product development costs associated with complete technology for the three and six months ended December 31, 2023, respectively, and approximately $168,000 and $334,000 for the three and six months ended December 31, 2022, respectively.

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

As of December 31, 2023, and June 30, 2023, capitalized product development costs in progress were $131,588 and $203,838, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the three and six months ended December 31, 2023, we incurred $46,233 and $68,733, respectively, and for the three and six months ended December 31, 2022, we incurred $553,730 and $1,046,980, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $852,854 and $976,415 for the three months ended December 31, 2023 and 2022, respectively, and $1,719,809 and $1,946,535 for the six months ended December 31, 2023 and 2022, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $49,586 and $89,553 for the three months ended December 31, 2023 and 2022, respectively, and $100,659 and $130,106 for the six months ended December 31, 2023 and 2022, respectively.

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

Short Term Investments

We have invested excess funds in short-term liquid assets, such as certificates of deposit.

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of December 31, 2023, and June 30, 2023, we have recorded inventory reserves in the amount of $585,274 for obsolete or slow-moving inventories.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of December 31, 2023 or June 30, 2023.

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

As of December 31, 2023, and June 30, 2023, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2023, we have no material unrecognized tax benefits. We recorded the income tax benefit of $215,157 and $265,217 for the three and six months ended December 31, 2023, respectively, and the provision for income taxes of $118,866 and $15,483 for the three and six months ended December 31, 2022, respectively. We also recorded an increased in deferred tax asset, non-current, of $215,332 and $266,192 for the three and six months ended December 31, 2023, and a decrease in deferred tax asset, non-current, of $118,866 and $14,683 for the three and six months ended December 31, 2022, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2023, sales to our two largest customers accounted for 88% of our consolidated net sales, and 99% of our accounts receivable balance as of December 31, 2023. In the same period of 2022, sales to our largest customer accounted for 83% of our consolidated net sales, and 63% of our accounts receivable balance as of December 31, 2022. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2023 and 2022.

For the six months ended December 31, 2023, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.

For the six months ended December 31, 2023, we purchased wireless data products from these manufacturers in the amount of $12,902,543, or 99% of total purchases, and had related accounts payable of $8,662,206 as of December 31, 2023. In the same period of 2022, we purchased wireless data products from these manufacturers in the amount of $17,274,499, or 99% of total purchases, and had related accounts payable of $11,147,080 as of December 31, 2022.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution. However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). The ASU requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The ASU does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU is effective for annual and interim periods beginning after December 15, 2022, except for the rollforward requirement, which is effective for annual periods beginning after December 15, 2023. There was no impact to the consolidated financial statements based on the management’s assessment.

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

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS, NET

The definite lived intangible assets consisted of the following as of December 31, 2023:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	131,588	–	131,588
Software	5 years	1.4 years	423,762	355,012	68,750
Patents	10 years	6.8 years	65,191	24,257	40,934
Certifications & licenses	3 years	1.8 years	3,900,223	2,376,906	1,523,317
Total as of December 31, 2023			$4,539,161	$2,774,572	$1,764,589

The definite lived intangible assets consisted of the following as of June 30, 2023:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	203,838	–	203,838
Software	5 years	1.6 years	423,762	347,228	76,534
Patents	10 years	7.0 years	59,975	21,108	38,867
Certifications & licenses	3 years	2.0 years	3,759,240	1,897,595	1,861,645
Total as of June 30, 2023			$4,465,212	2,284,328	2,180,884

Amortization expense recognized for the three months ended December 31, 2023 and 2022 were $245,326 and $180,999, respectively, and for the six months ended December 31, 2023 and 2022 were $490,244 and $360,893, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2024	FY2025	FY2026	FY2027	FY2028	Thereafter
Total	$502,482	$767,076	$315,307	$25,298	$14,586	$8,252

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	December 31, 2023	June 30, 2023
Accrued payroll deductions owed to government entities	$52,514	$52,923
Accrued salaries and bonuses	625,000	375,000
Accrued vacation	148,365	141,590
Accrued commission for service providers	30,000	32,500
Accrued commission to a customer	247,592	247,592
Accrued rent expenses	118,322	–
Total	$1,221,793	$849,605

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

We leased approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease that expired in December 2023. On October 19, 2023, we signed a lease for office space consisting of approximately 11,400 square feet, located in San Diego, California, at a monthly rent of $23,370, which commenced on January 1, 2024. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space is 65 months from the lease commencement date. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $77,263 for the three months ended December 31, 2023 and 2022 and $154,526 for the six months ended December 31, 2023 and 2022.

On or about December 7th, 2023, we received an invoice from our prior landlord, Hunsaker & Associates, requesting payment of additional rent on our completed and expired lease of office space located at 9707 Waples Street, San Diego, CA as of December 31, 2023. This invoice purports to represent charges for variable cost increases during the prior 7 years of the lease. We are currently reviewing these charges and will be requesting further validation of these charges, in accordance with our rights granted under the lease. For the three months ended December 31, 2023, we recorded an additional rent expense reflecting this pending invoice of $142,978 and a credit of $24,656 for our deposit on the leasehold property.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expired on August 31, 2023 and were extended by an additional twelve months to August 31, 2024. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended December 31, 2023 and 2022, and approximately $64,200 for the six months ended December 31, 2023 and 2022.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2023 and was extended by an additional twelve months to September 4, 2024. Rent expense related to this lease was $2,061 and $2,021 for the three months ended December 31, 2023 and 2022, and approximately $4,115 and $3,951 for the six months ended December 31, 2023 and 2022.

Short-term leases with initial terms of twelve months or less are not capitalized, and our leases of the South Korean offices and corporate housing facility have been considered as short-term lease.

We used discount rates of 4.0% and 2.8% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. Both our San Diego and Korean office leases were extensions of previous leases and neither contains any further extension provisions. Rent expenses for the six months ended December 31, 2023 and 2022 were $365,819 and $222,677, respectively. In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the six months ended December 31, 2023, and 2022 are as follows:

	Six Months Ended December 31,
	2023	2022
Operating lease expense	$154,526	$154,526
Additional charges for the prior operating lease in debate	142,978	–
Short term lease cost	68,315	68,151
Total lease expense	$365,819	$222,677

Remaining lease term-operating leases	0 years
Discount rate-operating lease	4%

Warranty repairs

The following table sets forth the percentages of return rates and warranty repairs for all products currently marketed, in the aggregate from the date each product was introduced.

Current Devices
Device Type	Return Rate	Warranty Repairs
4G Wireless Devices	0.07%	0.02%
5G Wireless Devices	0.39%	0.06%

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

Shareholder Litigation

Ali

A shareholder action, Ali vs. Franklin Wireless Corp. et al. Case #3:21-cv-00687-AJB-MSB, was filed in the U.S. District Court, Southern District of California (San Diego) on April 16, 2021, alleging, among other things, that we had prior knowledge that the Verizon recall was likely and that we did not disclose that information to investors in a timely manner. The Class and Defendants have executed a Stipulation and Agreement of Settlement under which the Class releases all claims against Defendants in exchange for a payment by Defendants of $2.4 million (the “Settlement Amount”), which is reflected in liabilities under “accrued legal contingency expense” with a corresponding charge to “loss from a legal contingency”. The Class has submitted a motion for preliminary approval of the settlement, which the Court denied on January 24th, 2024. We anticipate that Class Plaintiffs will amend and resubmit their petition for Court approval of the Stipulated Agreement of Settlement. If and when the Court grants approval of the Settlement, Defendants will be required to deposit the Settlement Amount into an escrow account established to administer the Settlement.

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

The Harwood and Martin actions have been consolidated into a single action in the U.S. District Court, Southern District of California (San Diego) titled “In re Franklin Wireless Corp. Derivative Litigation”, Case No.: 21cv1837-AJB (MSB). Discovery has been completed and we are awaiting rulings on pretrial motions at the reporting date.

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

The Company will vigorously defend such shareholder litigation and proceedings. No liability has been recorded for these litigations because the Company believes that any such liability is not probable and reasonably estimable the reporting date.

“Short-Swing” Profits Litigation

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Nosirrah Management LLC v. Franklin Wireless et al., Case # 3:21-cv-01316-RSH-JLB, on or about July 22, 2021, claiming that our Chief Executive Officer, O.C. Kim, violated Section 16(b) of the Securities Exchange Act of 1934 for receiving “short-swing” profits from a sale and purchase of Franklin shares, in violation of that Act. On October 19, 2023, the jury returned a verdict for $2,000,000 in favor of the Company against the Company’s Chief Executive Officer, O.C. Kim. Mr. Kim has filed a notice indicating he intends to appeal the verdict.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $138,780 and $360,525 compensation expenses recorded under this method for the six months ended December 31, 2023 and 2022, respectively.

A summary of the status of our stock options is presented below as of December 31, 2023:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2023	647,001	$4.24	2.88	$130,200
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired	(16,000)	4.77	–	–
Outstanding as of December 31, 2023	631,001	$4.23	2.38	$–

Exercisable as of December 31, 2023	509,449	$4.43	2.24	$2,454

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of 3.39 as of December 31, 2023, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2023, in the amount of 631,001 shares was $3.34 per share. As of December 31, 2023, there was unrecognized compensation cost of $345,426 related to non-vested stock options granted.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three and six months ended December 31, 2023, and 2022, there have not been any transactions entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 9 - SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the financial statements were available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed to the financial statements as of February 14, 2024.

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

The Company is constantly evaluating opportunities to increase shareholder value, both based on internal initiatives and in response to suggestions from shareholders and others.

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

There is always a risk of disputes and disagreements with our business partners and suppliers, and the costs associated with enforcing our rights in those matters could negatively impact operating capital and reserves.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2023, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the three and six months ended December 31, 2023.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2023 and 2022, our statements of comprehensive (loss) income (unaudited) including data expressed as a percentage of sales:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2023		2022		2023		2022

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	90.5%		89.5%		87.3%		85.1%
Gross profit	9.5%		10.5%		12.7%		14.9%
Operating expenses	27.1%		25.7%		24.3%		26.5%
Loss from operations	(17.6%	)	(15.2%	)	(11.6%	)	(11.6%	)
Other income, net	7.8%		15.6%		4.8%		2.9%
Net income (loss) before income taxes	(9.8%	)	0.4%		(6.8%	)	(8.7%	)
Income tax provision (benefit)	(2.5%	)	1.3%		(1.5%	)	0.1%
Net loss	(7.3%	)	(0.9%	)	(5.3%	)	(8.8%	)
Less: non-controlling interest in net income (loss) of subsidiary	1.3%		3.3%		0.2%		0.0%
Net loss attributable to Parent Company stockholders	(8.6%	)	(4.2%	)	(5.5%	)	(8.8%	)

THREE MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2022

NET SALES - Net sales decreased by $135,864, or 1.5%, to $8,847,779 for the three months ended December 31, 2023 from $8,983,643 for the corresponding period of 2022. For the three months ended December 31, 2023, net sales by geographic regions, consisting of North America and Asia, were $8,753,451 (98.9% of net sales) and $94,328 (1.1% of net sales), respectively. For the three months ended December 31, 2022, net sales by geographic regions, consisting of North America and Asia, were $8,950,134 (99.6% of net sales) and $33,509 (0.4% of net sales), respectively.

Net sales in North America decreased by $196,683, or 2.2%, to $8,753,451 for the three months ended December 31, 2023 from $8,950,134 for the corresponding period of 2022. For the three months ended December 31 ,2023, the decrease in net sales in North America was primarily due to the lack of sales to one major carrier (which was the second largest customer for the six months ended December 31, 2023, but its purchase was concentrated in the period of the three months ended September 30, 2023), which was offset by the increased sales from several customers. Net sales in Asia increased by $60,819, or 181.5%, to $94,328 for the three months ended December 31, 2023 from $33,509 for the corresponding period of 2022. The increase in net sales was primarily due to the increased revenue generated from Wi-Fi routers sales by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit decreased by $108,967, or 11.5%, to $837,075 for the three months ended December 31, 2023 from $946,042 for the corresponding period of 2022. The gross profit in terms of net sales percentage was 9.5% for the three months ended December 31, 2023 compared to 10.5% for the corresponding period of 2022. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage for the three months ended December 31, 2023, was primarily due to the mixed results of competitive selling prices and the increase in production costs as well as the increased amortization expenses associated with the completed capitalized product development costs that are included in the cost of goods sold compared to the corresponding period of 2022.

OPERATING EXPENSES - Operating expenses increased by $80,634, or 3.5%, to $2,393,016 for the three months ended December 31, 2023 from $2,312,382 for the corresponding period of 2022.

Selling, general, and administrative expenses increased by $204,195 to $1,540,162 for the three months ended December 31, 2023, from $1,335,967 for the corresponding period of 2022. The increase in selling, general, and administrative expenses was primarily due to increased legal fees and operating lease expense of approximately $200,000 and $143,000, which was offset by the decreased compensation expenses related to stock options granted for employees and commission expense for sales of approximately $93,000 and $50,000, respectively.

Research and development expense decreased by $123,561 to $852,854 for the three months ended December 31, 2023, from $976,415 for the corresponding period of 2022. The decrease in research and development expense was primarily due to the decreased research and development costs and the related payroll expense of approximately $92,000 and $32,000, respectively, which is the mixed result of the timing of research and development activities and the number of active projects and typically vary from period to period.

OTHER INCOME, NET - Other income, net decreased by $710,290, or 50.7%, to $691,125 for the three months ended December 31, 2023 from $1,401,415 for the corresponding period of 2022. The decrease was primarily due to the decreased gain from the favorable changes in foreign currency exchange rates in FTI and the decreased forgiven liabilities of approximately $726,000 and $165,000, respectively, which were partially offset by the increased unrealized gain and interest income from the money market accounts and certificates of deposits of approximately $103,000 and $89,000.

SIX MONTHS ENDED DECEMBER 31, 2023 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2022

NET SALES - Net sales increased by $1,410,742, or 8.3%, to $18,503,325 for the six months ended December 31, 2023 from $17,092,583 for the corresponding period of 2022. For the six months ended December 31, 2023, net sales by geographic regions, consisting of North America and Asia, were $18,408,997 (99.5% of net sales) and $94,328 (0.5% of net sales), respectively. For the six months ended December 31, 2022, net sales by geographic regions, consisting of North America and Asia, were $17,057,585 (99.8% of net sales) and $34,998 (0.2% of net sales), respectively.

Net sales in North America increased by $1,351,412, or 7.9%, to $18,408,997 for the six months ended December 31, 2023 from $17,057,585 for the corresponding period of 2022. The increase in net sales in North America was primarily due to the increased demand for a wireless product from one major carrier customer for this fiscal period, which represents 317% (or approximately $5.3M) increase compared to the corresponding period of 2022, which were offset by the decreased demand of another major carrier customer. Net sales in Asia increased by $59,330, or 169.5%, to $94,328 for the six months ended December 31, 2023 from $34,998 for the corresponding period of 2022. The increase in net sales was primarily due to the increased revenue generated from the Wi-Fi routers sales by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $189,669, or 7.5%, to $2,350,235 for the six months ended December 31, 2023 from $2,539,904 for the corresponding period of 2022. The gross profit in terms of net sales percentage was 12.7% for the six months ended December 31, 2023 compared to 14.9% for the corresponding period of 2022. The decrease in gross profit was primarily due to the lower gross profit in terms of net sales percentage. The decrease in gross profit in terms of net sales percentage for the six months ended December 31, 2023, was primarily due to the mixed results of competitive selling prices and the increase in production costs as well as the increased amortization expenses associated with the completed capitalized product development costs that are included in the cost of goods sold compared to the corresponding period of 2022.

OPERATING EXPENSES – Operating expenses decreased by $31,444, or 0.7%, to $4,490,693 for the six months ended December 31, 2023 from $4,522,137 for the corresponding period of 2022.

Selling, general, and administrative expenses increased by $195,282 to $2,770,884 for the six months ended December 31, 2023, from $2,575,602 for the corresponding period of 2022. The increase in selling, general, and administrative expenses was primarily due to the increased legal fees, operating lease expenses, and payroll expenses of approximately $180,000, $130,000, and $90,000, respectively, which was offset by the decreased compensation expenses related to stock options granted for employees for sales of approximately $220,000.

Research and development expense decreased by $226,726 to $1,719,809 for the six months ended December 31, 2023, from $1,946,535 for the corresponding period of 2022. The decrease in research and development expense was primarily due to the decreased research and development costs and the related payroll expense of approximately $154,000 and $72,000, respectively, which is the mixed result of the timing of research and development activities and the number of active projects and typically vary from period to period.

OTHER INCOME, NET – Other income, net increased by $401,026, or 82.3%, to $888,381 for the six months ended December 31, 2023 from $487,355 for the corresponding period of 2022. The increase was primarily due to the increased unrealized gain from the money market accounts of approximately $276,000 and the increased interest income from certificates of deposits of approximately $283,000, which was partially offset by the decreased forgiven liabilities of $165,000.

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

Our principal source of liquidity as of December 31, 2023 consisted of cash and cash equivalents as well as short-term investments of $32,749,752.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash used in operating activities for the six months ended December 31, 2023 and 2022 was $6,193,534 and $7,098,190, respectively.

The $6,193,534 in net cash used in operating activities for the six months ended December 31, 2023 was primarily due to the increase in accounts receivable of $4,495,638 and the decrease in accounts payable of $3,869,191 as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by the decrease in inventories of $2,581,682.

The $7,098,190 in net cash used in operating activities for the six months ended December 31, 2022 was primarily due to the increase in accounts receivable and inventories of $6,748,926 and $3,191,635, respectively, as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by an increase in accounts payable of $3,771,831.

INVESTING ACTIVITIES – Net cash used in investing activities for the six months ended December 31, 2023 and 2022 was $869,481 and $1,393,764, respectively.

The $869,481 in net cash used in investing activities for the six months ended December 31, 2023 was primarily due to the purchase of short-term investments of $779,571 and the payments for capitalized product development of $68,733. The $1,393,764 in net cash used in investing activities for the six months ended December 31, 2022 was primarily due to the payments for capitalized product development of $1,046,980 and purchase of short-term investments of $293,545.

FINANCING ACTIVITIES – Net cash used in financing activities for six months ended December 31, 2023 was $2,046, and net cash provided by financing activities for the six months ended December 31, 2022 was $45,000.

The $2,046 in net cash used in financial activities for the six months ended December 31, 2023 was from the increased loan interest to an employee. The $45,000 in net cash provided by financing activities for the six months ended December 31, 2022 were from cash received from exercise of stock options of $134,000, which was partially offset by the loan to an employee of $89,000.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We leased approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease that expired in December 2023. On October 19, 2023, we signed a lease for office space consisting of approximately 11,400 square feet, located in San Diego, California, at a monthly rent of $23,370, which commenced on January 1, 2024. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space is 65 months from the lease commencement date. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

On or about December 7, 2023, we received an invoice from our prior landlord, Hunsaker & Associates, requesting payment of additional rent on our completed and expired lease of office space located at 9707 Waples Street, San Diego, CA as of December 31, 2023. This invoice purports to represent charges for variable cost increases during the prior 7 years of the lease. We are currently reviewing these charges and will be requesting further validation of these charges, in accordance with our rights granted under the lease. For the three months ended December 31, 2023, we recorded an additional rent expense reflecting this pending invoice of $142,978 and a credit of $24,656 for our deposit on the leasehold property.

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

Rent expense for the three months ended December 31, 2023 and 2022 were $254,402 and $111,384, respectively. Rent expense for the six months ended December 31, 2022 and 2021 were $365,819 and $222,677, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the six months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three and six months ended December 31, 2023, contained within this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

By:	/s/ OC Kim
OC Kim
President
(Principal Executive Officer)

By:	/s/ Bill Bauer
Bill Bauer
Acting Chief Financial Officer
(Principal Financial Officer)

Dated: February 14, 2024

