Form 10-Q
period 2024-03-31
FRANKLIN WIRELESS CORP
filed 2024-05-15
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The Registrant has 11,784,280 shares of common stock outstanding as of May 15, 2024.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	March 31, 2024
	(Unaudited)	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,004,494	$12,241,286
Short-term investments	24,732,707	26,728,313
Accounts receivable	10,262,320	8,949,802
Advance to vendors	57,043	53,875
Other receivables, prepaid expenses, and other current assets	128,504	51,125
Inventories, net	1,136,035	3,741,637
Prepaid income taxes	136,641	–
Loan to an employee	90,012	91,057
Total current assets	43,547,756	51,857,095
Property and equipment, net	126,046	101,088
Intangible assets, net	1,585,201	2,180,884
Deferred tax assets, non-current	2,809,830	2,235,515
Goodwill	273,285	273,285
Right of use assets	1,542,462	152,665
Other assets	134,239	126,546
TOTAL ASSETS	$50,018,819	$56,927,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,281,925	$12,950,497
Income tax payable	–	6,556
Contract liabilities and advance from customers	195,599	146,488
Accrued legal contingency expense	2,400,000	2,400,000
Accrued liabilities	1,335,915	849,605
Lease liabilities, current	233,501	159,104
Total current liabilities	10,446,940	16,512,250
Lease liabilities, non-current	1,326,489	–
Total liabilities	11,773,429	16,512,250

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding	14,263	14,263
Additional paid-in capital	14,647,056	14,438,196
Retained earnings	26,903,234	29,101,225
Treasury stock, 2,549,208 shares	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,153,048)	(1,071,930)
Total Parent Company stockholders’ equity	36,856,612	38,926,861
Noncontrolling interests	1,388,778	1,487,967
Total stockholders’ equity	38,245,390	40,414,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,018,819	$56,927,078

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$6,176,499	$11,851,971	$24,679,824	$28,944,554
Cost of goods sold	5,659,050	9,806,461	21,812,140	24,359,140
Gross profit	517,449	2,045,510	2,867,684	4,585,414

Operating expenses:
Selling, general and administrative	1,261,147	1,463,433	4,032,031	4,039,035
Research and development	811,470	1,052,672	2,531,279	2,999,207
Total operating expenses	2,072,617	2,516,105	6,563,310	7,038,242
Loss from operations	(1,555,168)	(470,595)	(3,695,626)	(2,452,828)

Other (loss) income, net:
Interest income	155,433	158,418	561,201	281,155
Income from governmental subsidy	(59)	7,197	16,507	41,510
Gain from the forgiveness of accounts payable and accrued liabilities	–	25,293	–	190,293
Loss from foreign currency transactions	(366,078)	(199,226)	(217,606)	(75,004)
Other (loss) income, net	142,788	111,888	460,363	152,971
Total other (loss) income, net	(67,916)	103,570	820,465	590,925
Loss before benefit for income taxes	(1,623,084)	(367,025)	(2,875,161)	(1,861,903)
Income tax benefit	(312,764)	(578,664)	(577,981)	(563,181)
Net (loss) income	(1,310,320)	211,639	(2,297,180)	(1,298,722)
Less: non-controlling interests in net loss of subsidiary at 33.7%	(134,640)	(35,990)	(99,189)	(41,036)
Net (loss) income attributable to Parent Company	$(1,175,680)	$247,629	$(2,197,991)	$(1,257,686)

(Loss) income per share attributable to Parent Company stockholders – basic and diluted	$(0.10)	$0.02	$(0.19)	$(0.11)

Weighted average common shares outstanding – basic and diluted	11,784,280	11,784,280	11,784,280	11,720,776

Comprehensive (loss) income
Net (loss) income	$(1,310,320)	$211,639	$(2,297,180)	$(1,298,722)
Translation adjustments	(146,761)	(139,752)	(81,118)	(65,713)
Comprehensive (loss) income	(1,457,081)	71,887	(2,378,298)	(1,364,435)
Less: comprehensive loss attributable to non-controlling interest	(134,640)	(35,990)	(99,189)	(41,036)
Comprehensive (loss) income attributable to controlling interest	$(1,322,441)	$107,877	$(2,279,109)	$(1,323,399)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2024 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2023	11,784,280	$14,263	$14,438,196	$29,101,225	$(3,554,893)	$(1,071,930)	$1,487,967	$40,414,828
Net loss attributable to Parent Company	–	–	–	(1,022,311)	–	–	–	(1,022,311)
Foreign exchange translation	–	–	–	–	–	65,643	–	65,643
Comprehensive income attributable to noncontrolling interest	–	–	–	–	–	–	35,451	35,451
Stock based compensation	–	–	138,780	–	–	–	–	138,780
Balance – December 31, 2023 (unaudited)	11,784,280	$14,263	$14,576,976	$28,078,914	$(3,554,893)	$(1,006,287)	$1,523,418	$39,632,391
Net loss attributable to Parent Company	–	–	–	(1,175,680)	–	–	–	(1,175,680)
Foreign exchange translation	–	–	–	–	–	(146,761)	–	(146,761)
Comprehensive loss attributable to noncontrolling interest	–	–	–	–	–	–	(134,640)	(134,640)
Stock based compensation	–	–	70,080	–	–	–	–	70,080
Balance – March 31, 2024 (unaudited)	11,784,280	$14,263	$14,647,056	$26,903,234	$(3,554,893)	$(1,153,048)	$1,388,778	$38,245,390

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

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,297,180)	$(1,298,722)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,059	41,341
Amortization of intangible assets	722,476	595,218
Stock based compensation	208,860	536,922
Forgiveness of debt	–	(190,293)
Amortization of right of use assets	(1,389,797)	220,807
Deferred tax (benefit) provision	(574,315)	(558,631)
Increase (decrease) in cash due to change in:
Accounts receivable	(1,312,518)	(5,895,731)
Advance to vendors	(3,168)	117,436
Other receivables, prepaid expenses, and other current assets	(77,379)	1,628
Prepaid income taxes	(136,641)	(10,363)
Inventories	2,605,602	(1,713,431)
Other assets	(7,693)	837
Accounts payable	(6,668,572)	1,214,246
Income tax payable	(6,556)	(5,532)
Contract liabilities and advance from customers	49,111	(62,965)
Lease liabilities	1,400,886	(230,466)
Accrued liabilities	486,310	283,500
Net cash used in operating activities	(6,972,515)	(6,954,199)

CASH FLOW FROM INVESTING ACTIVITIES:
Sales (purchases) of short-term investments	1,995,606	(71,927)
Purchases of property and equipment	(53,017)	(45,212)
Payments for capitalized product development costs	(121,708)	(1,601,998)
Purchases of intangible assets	(5,085)	(12,570)
Net cash provided by (used in) investing activities	1,815,796	(1,731,707)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan to an employee	1,045	(90,045)
Cash received from exercise of stock options	–	134,000
Net cash provided by financing activities	1,045	43,955

Effect of foreign currency translation	(81,118)	(65,713)
Net decrease in cash and cash equivalents	(5,236,792)	(8,707,664)
Cash and cash equivalents, beginning of period	12,241,286	26,277,418
Cash and cash equivalents, end of period	$7,004,494	$17,569,754

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(136,641)	$(800)

See accompanying notes to consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. (“FTI”), with a majority voting interest of 66.3% (approximately 33.7% is owned by noncontrolling interests) as of March 31, 2024, and 2023. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to noncontrolling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of the subsidiary at the date of acquisition, October 1, 2009, by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. There are no shares of the Company held by any subsidiaries as of March 31, 2024, or June 30, 2023.

Reclassifications

Certain amounts on the prior period’s consolidated balance sheets were reclassified to conform to current-year presentation, with no effect on total stockholders’ equity.

Noncontrolling Interest in a Consolidated Subsidiary

As of March 31, 2024, the noncontrolling interest was $1,388,778, which represents a $99,189 decrease from $1,487,967 as of June 30, 2023. The decrease in the noncontrolling interest of $99,189 was from loss in the subsidiary of $294,700 incurred for the nine months ended March 31, 2024.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2024	2023	2024	2023
North America	$6,174,327	$11,720,894	$24,583,324	$28,778,479
Asia	2,172	131,077	96,500	166,075
Totals	$6,176,499	$11,851,971	$24,679,824	$28,944,554

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2024	June 30, 2023
North America	$1,492,015	$2,083,902
Asia	219,232	198,070
Totals	$1,711,247	$2,281,972

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of March 31, 2024, we did not record any reserve for unfunded commitments and doubtful accounts.

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

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provisions for the nine months ended March 31, 2024 and 2023 were not material.

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

The balances of our trade receivables are as follows:

	March 31, 2024	June 30, 2023
Accounts Receivable	$10,262,320	$8,949,802

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended March 31, 2024, and June 30, 2023.

Our contract liabilities are as follows:

	March 31, 2024	June 30, 2023
Undelivered products	$195,599	$146,488

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the nine months ended March 31, 2024, and 2023. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the three and nine months ended March 31, 2024 and 2023. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of March 31, 2024 and 2023, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of $227,028 and $706,340 associated with capitalized product development costs associated with complete technology for the three and nine months ended March 31, 2024, respectively, and $229,884 and $564,143 for the three and nine months ended March 31, 2023, respectively.

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

As of March 31, 2024, and June 30, 2023, capitalized product development costs in progress were $131,588 and $203,838, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the three and nine months ended March 31, 2024, we incurred $52,975 and $121,708, respectively, and for the three and nine months ended March 31, 2023, we incurred $555,018 and $1,601,998 respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $811,470 and $1,052,672 for the three months ended March 31, 2024 and 2023, respectively, and $2,531,279 and $2,999,207 for the nine months ended March 31, 2024 and 2023, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $28,441 and $58,730 for the three months ended March 31, 2024 and 2023, respectively, and $129,100 and $188,836 for the nine months ended March 31, 2024 and 2023, respectively.

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

Inventories

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of March 31, 2024, and June 30, 2023, we have recorded inventory reserves in the amount of $74,548 and $585,274 for obsolete or slow-moving inventories, respectively.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and are accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was deemed necessary as of March 31, 2024, or June 30, 2023.

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

As of March 31, 2024, and June 30, 2023, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2024, we have no material unrecognized tax benefits. We recorded an income tax benefit of $312,764 and $577,981 for the three and nine months ended March 31, 2024, respectively, and an income tax benefit of $578,664 and $563,181 for the three and nine months ended March 31, 2023, respectively. We also recorded an increase in deferred tax asset, non-current, of $308,123 and $574,315 for the three and nine months ended March 31, 2024, respectively, and an increase in deferred tax asset, non-current, of $573,314 and $558,631 for the three and nine months ended March 31, 2023, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2024, sales to our two largest customers accounted for 62% and 28% of our consolidated net sales, and 45% and 54% of our accounts receivable balance as of March 31, 2024. In the same period of 2023, sales to our two largest customers accounted for 64% and 27% of our consolidated net sales, and 0% and 85% of our accounts receivable balance as of March 31, 2023.

For the nine months ended March 31, 2024, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.

For the nine months ended March 31, 2024, we purchased wireless data products from these manufacturers in the amount of $18,287,260, or 99.5% of total purchases and had related accounts payable of $5,967,868 as of March 31, 2024. In the same period of 2023, we purchased wireless data products from these manufacturers in the amount of $25,347,466, or 99% of total purchases and had related accounts payable of $9,001,053 as of March 31, 2023.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution.  However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS, NET

The definite lived intangible assets consisted of the following as of March 31, 2024:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	131,588	–	131,588
Software	5 years	1.1 years	423,853	358,727	65,126
Patents	10 years	6.6 years	64,969	25,746	39,223
Certifications & licenses	3 years	1.6 years	3,953,198	2,603,934	1,349,264
Total as of March 31, 2024			$4,592,005	$3,006,804	$1,585,201

The definite lived intangible assets consisted of the following as of June 30, 2023:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	203,838	–	203,838
Software	5 years	1.6 years	423,762	347,228	76,534
Patents	10 years	7.0 years	59,975	21,108	38,867
Certifications & licenses	3 years	2.0 years	3,759,240	1,897,595	1,861,645
Total as of June 30, 2023			$4,465,212	2,284,328	2,180,884

Amortization expense recognized for the three months ended March 31, 2024 and 2023 was $232,232 and $234,325, respectively, and for the nine months ended March 31, 2024 and 2023 was $722,476 and $595,218, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2024	FY2025	FY2026	FY2027	FY2028	Thereafter
Total	$274,926	$776,357	$358,993	$19,295	$15,790	$8,252

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of:

	March 31, 2024	June 30, 2023
Accrued payroll deductions owed to government entities	$41,163	$52,923
Accrued salaries and bonuses	750,000	375,000
Accrued vacation	156,338	141,590
Accrued commission for service providers	22,500	32,500
Accrued commission to a customer	247,592	247,592
Accrued rent expenses	118,322	–
Total	$1,335,915	$849,605

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

We leased approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease that expired in December 2023. On October 19, 2023, we signed a lease for office space consisting of approximately 11,400 square feet, located in San Diego, California, at a monthly rent of $23,370, which commenced on January 1, 2024. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space is 65 months from the lease commencement date. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expenses for this office space were $83,367 and $77,263 for the three months ended March 31, 2024 and 2023, and $237,893 and $231,789 for the nine months ended March 31, 2024 and 2023, respectively.

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

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expired on August 31, 2023 and were extended by an additional twelve months to August 31, 2024. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $32,100 for the three months ended March 31, 2024 and 2023, and approximately $96,300 for the nine months ended March 31, 2024 and 2023. This facility is also covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2023 and was extended by an additional twelve months to September 4, 2024. Rent expenses related to this lease were $2,109 and $2,106 for the three months ended March 31, 2024 and 2023, and $6,134 and $6,057 for the nine months ended March 31, 2024 and 2023.

We used a discount rate of 4.0% in determining our operating lease liabilities for the office space that expired on December 31, 2023, and used a discount rate of 7.0% for the office space that commenced on January 1, 2024, in San Diego, California, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized, and our leases of the South Korean offices and corporate housing facility have been considered as short-term leases.

Rent expenses for the nine months ended March 31, 2024 and 2023 were $483,305 and $334,146, respectively. In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the nine months ended March 31, 2024, and 2023 are as follows:

	Nine Months Ended March 31,
	2024	2023
Operating lease expense	$237,893	$231,789
Additional charges for the prior operating lease subject to dispute	142,978	–
Short term lease cost	102,434	102,357
Total lease expense	$483,305	$334,146

Future minimum payments under operating leases are as follows:

Operating Lease
Fiscal 2024	$89,208
Fiscal 2025	336,972
Fiscal 2026	344,789
Fiscal 2027	352,841
Fiscal 2028	387,437
Fiscal 2029	363,310
Total lease payments	1,874,557
Less imputed interest	(314,567)
Total	$1,559,990

Remaining lease term-operating leases	5.2 years
Discount rate-operating lease	7%

Warranty repairs

The following table sets forth the percentages of return rates and warranty repairs for all products currently marketed, in the aggregate from the date each product was introduced.

Current Devices
Device Type	Return Rate	Warranty Repairs
4G Wireless Devices	0.07%	0.06%
5G Wireless Devices	0.52%	0.16%

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

Shareholder Litigation

Ali

A shareholder action, Ali vs. Franklin Wireless Corp. et al. Case #3:21-cv-00687-AJB-MSB, was filed in the U.S. District Court, Southern District of California (San Diego) on April 16, 2021, alleging, among other things, that we had prior knowledge that the Verizon recall was likely and that we did not disclose that information to investors in a timely manner. The Class and Defendants have executed a Stipulation and Agreement of Settlement under which the Class releases all claims against Defendants in exchange for a payment by Defendants of $2.4 million (the “Settlement Amount”), which is reflected in liabilities under “accrued legal contingency expense” with a corresponding charge to “loss from a legal contingency”. The Class has submitted a motion for preliminary approval of the settlement, which the Court denied on January 24th, 2024. On April 22, 2024, after resubmission of the application, the court granted preliminary approval of the settlement. On May 6th, 2024, per the terms of the settlement agreement, we sent by wire transfer $2,400,000 to an account specified by the Ali class action claim administrator, Epiq (the appointed Settlement Administrator by the Court).

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

In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, with the first such bonus due on December 31, 2022. For the three and nine months ended March 31, 2024 and 2023, $125,000 and $375,000 bonus had been accrued respectively with $750,000 and $375,000 accrual bonus balances as of March 31, 2024 and June 30, 2023, respectively.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $208,860 and $536,922 compensation expenses recorded under this method for the nine months ended March 31, 2024 and 2023, respectively.

A summary of the status of our stock options is presented below as of March 31, 2024:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2023	647,001	$4.24	2.88	$130,200
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired	(20,000)	4.90	–	–
Outstanding as of March 31, 2024	627,001	$4.22	2.14	$–

Exercisable as of March 31, 2024	539,921	$4.37	2.03	$–

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.99 per share as of March 31,2024, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2024, in the amount of 627,001 shares was $3.33 per share. As of March 31, 2024, there was unrecognized compensation cost of $259,182 related to non-vested stock options granted.

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

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.98 as of March 31, 2023, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2023, in the amount of 649,001 shares was $3.35 per share. As of March 31, 2023, there was unrecognized compensation cost of $724,837 related to non-vested stock options granted.

 NOTE 8 – RELATED PARTY TRANSACTIONS

For the three and nine months ended March 31, 2024, and 2023, there have not been any transactions entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 9 - SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date the financial statements were available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed to the financial statements as of March 31, 2024.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2023, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the three and nine months ended March 31, 2024.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2024 and 2023, our statements of comprehensive (loss) income (unaudited) including data expressed as a percentage of sales:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2024		2023		2024		2023

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	91.6%		82.7%		88.4%		84.2%
Gross profit	8.4%		17.3%		11.6%		15.8%
Operating expenses	33.6%		21.3%		26.6%		24.3%
Loss from operations	(25.2%	)	(4.0%	)	(15.0%	)	(8.5%	)
Other (loss) income, net	(1.1%	)	0.9%		3.3%		2.0%
Net loss before income taxes	(26.3%	)	(3.1%	)	(11.7%	)	(6.5%	)
Income tax (benefit) provision	(5.1%	)	(4.9%	)	(2.4%	)	(2.0%	)
Net (loss) income	(21.2%	)	1.8%		(9.3%	)	(4.5%	)
Less: non-controlling interest in net loss of subsidiary	(2.2%	)	(0.3%	)	(0.4%	)	(0.1%	)
Net (loss) income attributable to Parent Company stockholders	(19.0%	)	2.1%		(8.9%	)	(4.4%	)

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THREE MONTHS ENDED MARCH 31, 2023

NET SALES - Net sales decreased by $5,675,472, or 47.9%, to $6,176,499 for the three months ended March 31, 2024 from $11,851,971 for the corresponding period of 2023. For the three months ended March 31, 2024, net sales by geographic regions, consisting of North America and Asia, were $6,174,327 (100.0% of net sales) and $2,172 (0.0%), respectively. For the three months ended March 31, 2023, net sales by geographic regions, consisting of North America and Asia, were $11,720,894 (98.9% of net sales) and $131,077 (1.1%), respectively.

Net sales in North America decreased by $5,546,567, or 47.3%, to $6,174,327 for the three months ended March 31, 2024 from $11,720,894 for the corresponding period of 2023. The decrease in net sales in North America was primarily due to the lack of sales to one major carrier (which was the largest customer, approximately 52% of the total sales for the three months ended March 31, 2023), which was offset by the increased sales of approximately $1.7M to another major carrier customer. Net sales in Asia decreased by $128,905, or 98.3%, to $2,172 for the three months ended March 31, 2024 from $131,077 for the corresponding period of 2023. The decrease in net sales was primarily due to the lack of the demand for one newly launched wireless product from a customer (approximately $160,000) from FTI.

GROSS PROFIT - Gross profit decreased by $1,528,061, or 74.7%, to $517,449 for the three months ended March 31, 2024 from $2,045,510 for the corresponding period of 2023. The gross profit in terms of net sales percentage was 8.4% for the three months ended March 31, 2024 compared to 17.3% for the corresponding period of 2023. The decrease in gross profit in terms of net sales percentage for the three months ended March 31, 2024, was primarily due to that a significant portion of the total sales, approximately 96%, was derived from a major carrier customer with a competitive selling price and production costs (approximately gross profit in terms of net sales in percentage of 10%), and the amortization expenses associated with the completed capitalized product development costs that are included in the cost of goods sold.

OPERATING EXPENSES - Operating expenses decreased by $443,488, or 17.6%, to $2,072,617 for the three months ended March 31, 2024 from $2,516,105 for the corresponding period of 2023.

Selling, general, and administrative expenses decreased by $202,286 to $1,261,147 for the three months ended March 31, 2024, from $1,463,433 for the corresponding period of 2023. The decrease in operating expenses was primarily due to the decreased compensation expenses related to stock options granted to employees. Research and development expense decreased by $241,202 to $811,470 for the three months ended March 31, 2024, from $1,052,672 for the corresponding period of 2023. The decrease in research and development expense was primarily due to the decreased research and development costs and the related payroll expense of approximately $125,000 and $116,000, respectively, which is the mixed result of the timing of research and development activities and the number of active projects and typically vary from period to period.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $171,486, or 165.6%, to $67,916 for the three months ended March 31, 2024 from $103,570 for the corresponding period of 2023. The decrease was primarily due to the decreased gain from the forgiven liability of approximately $190,000 and the increased loss from the unfavorable changes in foreign currency exchange rates of approximately $167,000, which was partially offset by the increased unrealized gain from an investment account of approximately $196,000.

NINE MONTHS ENDED MARCH 31, 2024 COMPARED TO NINE MONTHS ENDED MARCH 31, 2023

NET SALES - Net sales decreased by $4,264,730, or 14.7%, to $24,679,824 for the nine months ended March 31, 2024 from $28,944,554 for the corresponding period of 2023. For the nine months ended March 31, 2024, net sales by geographic regions, consisting of North America and Asia, were $24,583,324 (99.6% of net sales) and $96,500 (0.4% of net sales), respectively. For the nine months ended March 31, 2023, net sales by geographic regions, consisting of North America and Asia, were $28,778,479 (99.4% of net sales) and $166,075 (0.6% of net sales), respectively.

Net sales in North America decreased by $4,195,155, or 14.6%, to $24,583,324 for the nine months ended March 31, 2024 from $28,778,479 for the corresponding period of 2023. The decrease in net sales in North America was primarily due to the decreased demands from our two largest major carrier customers by approximately $4M for our wireless products compared to the corresponding period of 2023. Net sales in Asia decreased by $69,575, or 41.9%, to $96,500 for the nine months ended March 31, 2024 from $166,075 for the corresponding period of 2023. The decrease in net sales in Asia was primarily due to the decreased demand by approximately $98,000 for one newly launched wireless product from a customer by FTI compared to the corresponding period of 2023.

GROSS PROFIT - Gross profit decreased by $1,717,730, or 37.5%, to $2,867,684 for the nine months ended March 31, 2024 from $4,585,414 for the corresponding period of 2023. The gross profit in terms of net sales percentage was 11.6% for the nine months ended March 31, 2024 compared to 15.8% for the corresponding period of 2023. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales percentage for the nine months ended March 31, 2024, was primarily due to the mixed results of competitive selling prices and the increase in production costs as well as the increased amortization expenses associated with the completed capitalized product development costs that are included in the cost of goods sold compared to the corresponding period of 2023.

OPERATING EXPENSES - Operating expenses decreased by $474,932, or 6.7%, to $6,563,310 for the nine months ended March 31, 2024 from $7,038,242 for the corresponding period of 2023.

Selling, general, and administrative expenses decreased by $7,004 to $4,032,031 for the nine months ended March 31, 2024, from $4,039,035 for the corresponding period of 2023. The decrease in selling, general, and administrative expenses was primarily due to the decreased compensation expenses related to stock options granted to employees of approximately $320,000, which was offset by the increased operating lease expense and legal fees of approximately $150,000 and 135,000, respectively. Research and development expense decreased by $467,928 to $2,531,279 for the nine months ended March 31, 2024, from $2,999,207 for the corresponding period of 2023. The decrease in research and development expense was primarily due to the decreased research and development costs and the related payroll expense of approximately $280,000 and $188,000, respectively, which is the mixed result of the timing of research and development activities and the number of active projects and typically vary from period to period.

OTHER INCOME, NET - Other income, net increased by $229,540, or 38.8%, to $820,465 for the nine months ended March 31, 2024 from $590,925 for the corresponding period of 2023. The increase was primarily due to the increased interest income of approximately $280,000 and the increased unrealized gain from an investment account of approximately $261,000, which was offset by the decreased gain from the forgiven liability of approximately $190,000 and the loss from the unfavorable changes in foreign currency exchange rates of approximately $143,000.

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

Our principal source of liquidity as of March 31, 2024 consisted of cash and cash equivalents as well as short-term investments of $31,737,201.  We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the nine months ended March 31, 2024 and 2023 was $6,972,515 and $6,954,199, respectively.

The $6,972,515 in net cash used in operating activities for the nine months ended March 31, 2024 was primarily due to the decrease in accounts payable of $6,668,572 as well as our operating results (net loss of $2,297,180 adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by a decrease in inventories of $2,605,602. The $6,954,199 in net cash used in operating activities for the nine months ended March 31, 2023 was primarily due to the increase in accounts receivable of $5,895,731 and inventories of $1,713,431 as well as our operating results (net loss of $1,298,722 adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by an increase in accounts payable of $1,214,246.

INVESTING ACTIVITIES - Net cash provided by investing activities for the nine months ended March 31, 2024 was $1,815,796, and net cash used in investing activities for the nine months ended March 31, 2023 was $1,731,707.

The $1,815,796 in net cash provided by investing activities for nine months ended March 31, 2024 was primarily due to the sales of short-term investments of $1,995,606, which was partially offset by payments for purchase of capitalized product development of $121,708 and purchase of property and equipment of $53,017. The $1,731,707 in net cash used in investing activities for nine months ended March 31, 2023 was primarily due to the payments for purchase of capitalized product development of $1,601,998 and purchase of short-term investments of $71,927.

FINANCING ACTIVITIES - Net cash provided by financing activities for the nine months ended March 31, 2024 and 2023 was $1,045 and $43,955, respectively.

The $1,045 in net cash provided by financing activities for the nine months ended March 31, 2024 was due to the increase in loan to an employee of $1,045. The $43,955 in net cash provided by financing activities for the nine months ended March 31, 2023 was from cash received from exercise of stock options of $134,000, which was partially offset by the increase in loan to an employee of $90,045.

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

On or about December 7, 2023, we received an invoice from our prior landlord, Hunsaker & Associates, requesting payment of additional rent on our completed and expired lease of office space located at 9707 Waples Street, San Diego, CA as of December 31, 2023. This invoice purports to represent charges for variable cost increases during the prior 7 years of the lease. We are currently reviewing these charges and will be requesting further validation of these charges, in accordance with our rights granted under the lease. For the three months ended December 31, 2023, we recorded an additional rent expense reflecting this pending invoice of $142,978 and a credit of $24,656 for our deposit on the leasehold property.

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

Rent expense for the three months ended March 31, 2024 and 2023 was $117,486 and $111,469, respectively. Rent expense for the nine months ended March 31, 2024 and 2023 was $483,305 and $334,146, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the nine months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to consolidated financial statements for the three and nine months ended March 31, 2024, contained within this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS Inline XBRL Instance Document 101.SCH Inline XBRL Taxonomy Extension Schema Document

101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 15, 2024

