Form 10-K
period 2024-06-30
FRANKLIN WIRELESS CORP
filed 2024-09-30
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2024

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

(858) 623-0000

Registrant’s telephone number, including area code

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2023, as reported by the NASDAQ, was approximately $27,520,000. For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	FKWL	The Nasdaq Stock Market LLC

The Registrant has 11,784,280 shares of common stock outstanding as of September 30, 2024.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

i

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2024 and fiscal 2023 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors.” These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.  BUSINESS.

BUSINESS OVERVIEW

Doing business as “FranklinAccess”, we are a leading global provider of integrated wireless solutions utilizing the latest 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications, driving forward seamless communication and connectivity for both individuals and enterprises.

We have majority ownership of Franklin Technology Inc. (FTI), a research and development company based in Seoul, South Korea. FTI primarily provides design and development services for our wireless products.

Our products are generally marketed and sold directly to wireless operators and indirectly through strategic partners and distributors. Our primary markets are in North America and Asia.

OUR STRUCTURE

We incorporated in 1982 in California and reincorporated in Nevada on January 2, 2008. The reincorporation had no effect on the nature of our business or our management. Our headquarters are located in San Diego, California. This office provides marketing, sales, operations, finance and administrative support. It is also responsible for all customer-related activities, such as marketing communications, product planning, product management and customer support, along with sales and business development activities worldwide.

Our consolidated financial statements include accounts for the Company and its subsidiary, Franklin Technology Inc. (“FTI”). We have a majority voting interest of approximately 66.3% (approximately 33.7% is owned by non-controlling interests) in FTI as of June 30, 2024, and 2023. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings (loss) are reduced by the portion of the net earnings (loss) of the subsidiary applicable to non-controlling interests.

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility.  We have one reportable segment, consisting of the sale of wireless access products. We generate revenues from three geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Year Ended June 30,
Net sales:	2024	2023
North America	$30,699,727	$45,782,084
Asia	96,963	166,432
Totals	$30,796,690	$45,948,516

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2024	June 30, 2023
North America	$1,218,139	$2,083,902
Asia	206,426	198,070
Totals	$1,424,565	$2,281,972

OUR PRODUCTS

We offer a wide variety of innovative integrated wireless solutions utilizing the latest 5G and 4G LTE technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions.

5G/4G Wireless Broadband Products

5G/4G LTE Wi-Fi Mobile Hotspot

o	Portable Wi-Fi hotspot routers that provide wireless Internet access with 5G/4G support for multiple simultaneously connected devices including laptops, tablets, and smart phones. Our Mobile Hotspot products help remote workers be productive while on the go and help students and educational institutions support remote learning activities.

5G/4G Fixed Wireless Routers

o	Enhanced routing gateway that can provide support for both wired and wireless connectivity, offering solutions for consumers looking to replace Cable or DSL service ensuring a reliable and high-speed internet access.

5G/4G Enterprise Gateway CPE

o	Enhanced routing gateway equipped with enterprise features offering solutions for enterprise customers looking to replace wired service, or wireless back-up for wired connections in a mission-critical environment or instant wireless connection in temporal locations.

Smart Box Solutions (In Development)

4G/5G M2M Gateway

o	Enhanced gateway supports both 4G and 5G networks, enabling reliable and secure machine-to-machine communication, essential for industrial applications and remote monitoring systems.

On-Device Artificial Intelligence (AI)

o	Integrating advanced AI capabilities directly into the devices, we provide real-time data processing and decision-making at the edge, enhancing efficiency and reducing latency for critical IoT applications.

Quvo Family Guardian Solutions

Parental Controls

o	Comprehensive parental control features, ensuring a safe and secure online environment for children by managing and monitoring their internet and application usage.

Senior Care

o	Enhancing senior care solutions for the safety and well-being of elderly family members through monitoring and assistance features tailored to their needs.

JEXtream MDM/NMS Solutions

“JEXtream” is Franklin’s Cloud based telecom grade server platform for 5G devices and routers, enables enhanced remote management of device functionality.

Mobile Device Management (MDM)

o	Comprehensive management of mobile devices, ensuring security, compliance, and efficient operation across various mobile environments

Network Management System (NMS)

o	Robust tools for monitoring, managing, and optimizing network performance, ensuring reliable connectivity and operational excellence.

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors located primarily in North America and Asia.

SALES AND MARKETING

We market and sell our products primarily to wireless operators located in North America and Asia regions mainly through our internal, direct sales organization and, to a lesser degree, indirectly through strategic partners and distributors. The sales process is supported with a range of marketing activities, including trade shows, product marketing and public relations.

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

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2024, the manufacturing of the majority of our products was performed by two independent companies located in Asia.

EMPLOYEES

As of June 30, 2024, we had 69 total employees at Franklin and FTI combined. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

ITEM 1A:  RISK FACTORS.

The following risk factors do not purport to be a complete explanation of the risks involved in our business.

WE MAY NEED ADDITIONAL FINANCING FOR PRODUCT DEVELOPMENT. Our financial resources are sufficient for our current operational needs; however, the amount of funding required to develop and commercialize our products and technologies is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to us. Lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our development and commercialization programs. We may seek additional financing through the issuance of equity or convertible debt securities. In such event, the percentage ownership of our stockholders would be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences, and privileges senior to those of our Common Stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of desirable acquisition opportunities, develop, or enhance services or products or respond to competitive pressures. Such inability could have a materially adverse effect on our business, results of operations and financial conditions.

WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. The industry in which we operate has many participants that own, or claim to own, proprietary intellectual property. In the past we have received, and in the future may receive, claims from third parties alleging that we, and possibly our customers, violate their intellectual property rights. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not we have infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than us, and they may be able to, and may choose to, pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

o	We may be liable for potentially substantial damages, liabilities, and litigation costs, including attorneys’ fees;

o	We may be prohibited from further use of the intellectual property and may be required to cease selling our products that are subject to the claim;

o	We may have to license third-party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;

o	We may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that we will be able to develop such a non-infringing alternative;

o	The diversion of management’s attention and resources;

o	Our relationships with customers may be adversely affected; and

o	We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

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

WE OPERATE IN THE HIGH-RISK TELECOM SECTOR. We are in a volatile industry. In addition, our revenue model is evolving and relies substantially on the assumption that we will be able to successfully complete the development and sales of our products and services in the marketplace. Our prospects must be considered in the light of the risk, uncertainties, expenses, and difficulties frequently encountered by companies in the early stages of development and marketing of new products. To be successful in the market we must, among other things:

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

WE OPERATE IN THE HIGH-RISK HARDWARE DESIGN INDUSTRY. We are in a volatile industry. In this industry it should be expected that:

o	Latent design flaws can be discovered, even after a device has been certified;

o	Latent component defects can be discovered in critical systems, including batteries, LCDs, chargers, and other systems;

o	Manufacturing defects and flaws will occur during device production.

WE OPERATE IN THE HIGH-RISK SOFTWARE INDUSTRY. This industry has numerous and significant known risks. In this industry it should be expected that:

o	Latent design flaws and security defects will be discovered, even after a device has been tested and approved;

o	Code within a program will fail to operate as intended due to updates or changes in other systems;

o	Hacking and malicious actions by outside parties can damage or alter coding and system integrity.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2024, net revenues from our two largest customers represented 68% and 23% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us. If these customers were to reduce their business with us, our revenues and profitability could materially decline.

OUR PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES. We often experience long lead times to ship products, often more than 45 days. This could cause us to lose customers, who may be able to secure faster delivery times from our competitors and require us to maintain higher levels of working capital.

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

EVENTS THAT COULD REDUCE OR IMPAIR OUR ABILITY TO GENERATE REVENUES.

o	The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.

o	If customers do not adopt our software, we may not be able to monetize these software assets and realize a key part of our growth and profitability strategy.

o	The market for the products and services that we offer is rapidly evolving and highly competitive. We may be unable to compete effectively.

o	If we fail to develop and maintain strategic relationships, we may not be able to penetrate new markets.

o	If we fail to develop and timely introduce new products and services or enter new markets for our products and services successfully, we may not achieve our revenue targets, or we may lose key customers or sales, and our business could be harmed.

EVENTS THAT COULD IMPAIR OUR ABILITY TO DEVELOP, MANUFACTURE AND DELIVER OUR SOLUTIONS.

o	We rely on third parties to manufacture and warehouse many of our products, which exposes us to a number of risks and uncertainties outside our control.

o	We depend on sole source suppliers for some components used in our products. The availability and sale of those services would be harmed if any of these suppliers is not able to meet our demand and alternative suitable products are not available on acceptable terms, or at all.

o	Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.

o	If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

o	We may be unable to adequately control the costs or maintain adequate supply of components and raw materials associated with our operations.

o	If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or lose sales from having too few products.

o	Product liability, product replacement or recall costs could adversely affect our business and financial performance.

o	We rely on third-party software and other intellectual property to develop and provide our solutions and significant increases in licensing costs or defects in third-party software could harm our business.

o	Our solutions integrate with third-party technologies and if our solutions become incompatible with these technologies, our solutions would lose functionality, and our customer acquisition and retention could be adversely affected.

LEGAL AND REGULATORY CHANGES THAT COULD REDUCE OR IMPAIR OUR ABILITY TO OPERATE.

o	Evolving regulations and changes in applicable laws relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

o	Enhanced United States fiscal, tax and trade restrictions and executive and legislative actions could adversely affect our business, financial condition, and results of operations.

o	The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

o	An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses and our business could be harmed.

o	If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.

POTENTIAL NEGATIVE IMPACTS RELATED TO INTERNATIONAL OPERATIONS.

o	Due to the global nature of our operations, we are subject to political and economic risks of doing business internationally.

o	Weakness or deterioration in global economic conditions or jurisdictions where we have significant foreign operations could have a material adverse effect on our results of operations and financial condition.

o	Weakness or deterioration in global political conditions where we have significant business interests could have a material adverse effect on our business, results of operations and financial condition.

o	Fluctuations in foreign currency exchange rates could adversely affect our results of operations.

o	Unionization efforts in certain countries in which we operate could materially increase our costs or limit our flexibility.

o	Our international operations may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.

o	A governmental challenge to our transfer pricing policies or practices could impose significant costs on us.

EVENTS THAT COULD HARM BUSINESS DEVELOPMENT ACTIVITIES AND IMPAIR OR REDUCE REVENUE.

o	We may acquire companies and businesses, and/or divest assets or businesses. The completion of acquisition or divestiture transactions could have an adverse effect on our financial condition.

o	If our goodwill and acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

POTENTIAL EVENTS THAT COULD NEGATIVELY IMPACT THE VALUE OF OUR SECURITIES.

o	Our share price has been highly volatile in the past and could be highly volatile in the future.

o	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited

o	The price of our stock may be vulnerable to manipulation, including through short sales.

o	Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over the Company.

o	We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

o	If financial or industry analysts do not publish research or reports about our business, or if they issue negative or misleading evaluations of our stock, our stock price and trading volume could decline.

o	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in us, and in turn, our results of operations and our stock price.

o	If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

o	Changes to the accounting systems or new accounting system implementations may be ineffective or cause delays in our ability to record transactions and/or provide timely financial results.

o	Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

o	Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause declines or volatility in the price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY.

Cybersecurity risk management is an integral part of our overall enterprise risk management program. The Company manages cybersecurity and data protection through a continuously evolving program. Our cybersecurity risk management program is designed to provide a framework for assessing, identifying and managing cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and to facilitate coordination across different departments of our Company. Our processes include steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider, and implementing cybersecurity countermeasures and mitigation strategies and informing management and the board of directors of material cybersecurity threats and incidents.

The Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage and mitigate those risks. The Audit Committee of the Board of Directors (the “Audit Committee”) has been designated to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our management. The Board of Directors also receives periodic updates from management and the Audit Committee on  cybersecurity risks. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Executive Officer. Management regularly updates the Audit Committee on our cybersecurity programs, which includes cybersecurity risks and mitigation strategies, vulnerability management, and on-going cybersecurity projects.

As of June 30, 2024, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

ITEM 2.  PROPERTIES.

We leased approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease that expired in December 2023. On October 19, 2023, we signed a lease for office space consisting of approximately 11,400 square feet, located in San Diego, California, at a monthly rent of $23,370, which commenced on January 1, 2024. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space is 65 months from the lease commencement date. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to this property was $321,259 and $309,053 for the years ended June 30, 2024 and 2023.

On or about December 7, 2023, we received an invoice from our prior landlord, Hunsaker & Associates, requesting payment of additional rent on our completed and expired lease of office space located at 9707 Waples Street, San Diego, CA as of December 31, 2023. This invoice of $142,978 purports to represent charges for variable cost increases during the prior 7 years of the lease, which was discounted by $46,274 and adjusted down to $96,704 for the three months ended June 30, 2024. We are currently reviewing these charges and will be requesting further validation of these charges, in accordance with our rights granted under the lease. For the year ended June 30, 2024, we recorded an additional rent expense of $96,704 and an accrued liability of $72,048 reflecting this pending invoice and a credit of $24,656 for our deposit on the leasehold property.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $112,206 and $128,400 for each of the years ended June 30, 2024 and 2023, respectively.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2024, and was extended for an additional twelve months to September 4, 2025. Rent expense related to this lease was $8,089 and $8,095 for the years ended June 30, 2024 and 2023, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

Refer to NOTE 6 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the Nasdaq National Market System under the trading symbol “FKWL”. We have one class of common stock. As of June 30, 2024, we had 715 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	627,001	$4.22	587,003

Equity compensation plans not approved by security holders	–	N/A	–

Total	647,001	$4.22	587,003

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

BUSINESS OVERVIEW

Doing business as “FranklinAccess”, we are a leading global provider of integrated wireless solutions utilizing the latest 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications, driving forward seamless communication and connectivity for both individuals and enterprises.

We have majority ownership of Franklin Technology Inc. (FTI), a research and development company based in Seoul, South Korea. FTI primarily provides design and development services for our wireless products.

Our products are generally marketed and sold directly to wireless operators and indirectly through strategic partners and distributors. Our primary markets are in North America and Asia.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company accounts for its revenue according to ASC 606, “Revenue from Contracts with Customers”, pursuant to which, revenue is recognized when the control of the promised goods or services is transferred to the customers, and the performance obligations under the contract have been satisfied, in an amount that reflects the consideration expected to be entitled to in exchange for those goods or services.

The Company determines revenue recognition through the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services covered by contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provisions for the years ended June 30, 2024, and 2023, were not material.

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

Contract Balances

We perform our obligations under a contract with a customer by transferring products in exchange for consideration from the customer. We typically invoice our customers as soon as control of an asset is transferred, and a receivable is established. However, we recognize contract liability when a customer prepays for goods and/or services, or when we have not delivered goods under the contract since we have not yet transferred control of the goods and/or services.

The balances of our trade receivables are as follows:

	June 30, 2024	June 30, 2023
Accounts Receivable, net	$1,155,060	$8,949,802

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2024, and June 30, 2023.

Our contract liabilities and advance from customers are as follows:

	June 30, 2024	June 30, 2023
Undelivered products	$158,771	$146,488

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for over 99% of net sales for the year ended June 30, 2024 and 2023. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for under 1% of net sales for the years ended June 30, 2024 and 2023. Most of our revenue that is recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer can direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2024 and 2023, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of June 30, 2024, and June 30, 2023, capitalized product development costs in progress were $0 and $203,838, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the years ended June 30, 2024 and 2023, we incurred $123,359 and $1,631,376, respectively in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2024, we have federal and state net operating loss carryforwards of approximately $5.8 million and $0.5 million, respectively. As of June 30, 2023, we have federal and state net operating loss carryforwards of approximately $2.5 million and $0.5 million, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2024, 2023, and 2022, our statements of operations including data expressed as a percentage of sales:

	2024		2023		2022
	(as a percentage of sales)

Net sales	100.0%		100.0%		100.0%
Cost of goods sold	88.6%		84.7%		84.1%
Gross profit	11.4%		15.3%		15.9%
Operating expenses	30.7%		20.4%		36.6%
Loss from operations	(19.3%	)	(5.1%	)	(20.7%	)
Other income (expense), net	2.7%		(3.2%	)	1.1%
Net loss before income taxes	(16.6%	)	(8.3%	)	(19.6%	)
Income tax benefit	(3.1%	)	(1.9%	)	(4.3%	)
Net loss	(13.5%	)	(6.4%	)	(15.3%	)
Less: non-controlling interest in net (loss) income of subsidiary	(0.6%	)	(0.2%	)	0.4%
Net loss attributable to Parent Company stockholders	(12.9%	)	(6.2%	)	(15.7%	)

YEAR ENDED JUNE 30, 2024, COMPARED TO YEAR ENDED JUNE 30, 2023

NET SALES - Net sales decreased by $15,151,826, or 33.0%, to $30,796,690 for the year ended June 30, 2024 from $45,948,516 for the corresponding period of 2023.  For the year ended June 30, 2024, net sales by geographic regions, consisting of North America and Asia, were $30,699,727 (99.7% of net sales) and $96,963 (0.3% of net sales), respectively. For the year ended June 30, 2023, net sales by geographic regions, consisting of North America and Asia, were $45,782,084 (99.6% of net sales) and $166,432 (0.4% of net sales), respectively.

Net sales in North America decreased by $15,082,357, or 32.9%, to $30,699,727 for the year ended June 30, 2024, from $45,782,084 for the corresponding period of 2023. The decrease in net sales in North America was primarily due to the reduced demand from two major carriers by approximately 50% and 26%, compared to the corresponding period of 2023. Net sales in Asia decreased by $69,469, or 41.7%, to $96,963 for the year ended June 30, 2024, from $166,432 for the corresponding period of 2023. The decrease in net sales was primarily due to the reduced demand (approximately 61%) for a newly launched wireless product from a customer of FTI.

GROSS PROFIT- Gross profit decreased by $3,512,392, or 50.0%, to $3,508,350 for the year ended June 30, 2024, from $7,020,742 for the corresponding period of 2023. The gross profit in terms of net sales percentage was 11.4% for the year ended June 30, 2024, compared to 15.3% for the corresponding period of 2023. The decrease in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit in terms of net sales was the mixed results of competitive selling prices and the increase in production costs as well as the increased amortization expenses associated with the completed capitalized product development costs that are included in the cost of goods sold compared to the corresponding period of 2023.

OPERATING EXPENSES - Operating expenses increased by $77,788, or 0.8%, to $9,448,105 for the year ended June 30, 2024, from $9,370,317 for the corresponding period of 2023.

Selling, general, and administrative expenses increased by $589,702 to $6,041,355 for the year ended June 30, 2024, from $5,451,653 for the corresponding period of 2023. The increase in selling, general, and administrative expenses was primarily due to the increased legal expenses of approximately $540,000. Research and development expenses decreased by $511,914 to $3,406,750 for the year ended June 30, 2024, from $3,918,664 for the corresponding period of 2023. The decrease in research and development expense was primarily due to the decreased research and development costs and the related payroll expense of approximately $250,000 and $260,000, respectively, which is the mixed result of the timing of research and development activities and the number of active projects and typically vary from period to period.

OTHER INCOME (EXPENSE), NET - Other income (expense), net increased by $2,305,527, or 155.6%, to $823,784 for the year ended June 30, 2024, from ($1,481,743) for the corresponding period of 2023. The increase was primarily due to the decreased loss from the agreement in principle to settle a legal action of $2,400,000, the increased loss from unfavorable changes in foreign currency exchange rates in FTI of approximately $360,000, which were offset by the increased interest income earned from the money market accounts and certificates of deposit of approximately $344,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending June 30, 2024. For the purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2024, consisted of cash and cash equivalents as well as short-term investments of $37,457,827.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2025.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business.

OPERATING ACTIVITIES – Net cash used in operating activities for the years ended June 30, 2024 and 2023 were $773,360 and $1,882,114, respectively.

The $773,360 in net cash used in operating activities for the year ended June 30, 2024 was primarily due to the decrease in accounts payable and accrued legal contingency expense of $5,685,087 and $2,400,000, respectively, as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was offset by the decrease of accounts receivable and inventories of $7,722,229 and $2,290,211, respectively. The $1,882,114 in net cash used in operating activities for the year ended June 30, 2023 was primarily due to the increase in accounts receivable of $7,627,183 as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was offset by the increase of accounts payable and accrued legal contingency expense of $4,905,499 and $2,400,000, respectively.

INVESTING ACTIVITIES – Net cash provided by investing activities for the year ended June 30, 2024 was $723,858, and net cash used in investing activities for the year ended June 30, 2023 was $12,109,183.

The $723,858 in net cash provided by investing activities for the year ended June 30, 2024 was primarily due to the proceeds of short-term investments of $910,034, which was offset by the purchases of capitalized product development of $123,359. The $12,109,183 in net cash used in investing activities for the year ended June 30, 2023 was primarily due to the purchases of short-term investments of $10,391,654 and capitalized product development of $1,631,376.

FINANCING ACTIVITIES – Net cash provided by financing activities for the years ended June 30, 2024 and 2023 was $91,057 and $42,943, respectively.

The $91,057 in net cash provided by financing activities for the year ended June 30, 2024 was repayment received from the loan to an employee of $91,057. The $42,943 in net cash provided by financing activities for the year ended June 30, 2023 was from the exercise of stock options of $45,000, which was offset by loan to an employee of $2,057.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2024, and the effect such obligations could have on our liquidity and cash flow in future periods:

Operating Lease
Fiscal 2025	$336,972
Fiscal 2026	344,789
Fiscal 2027	352,840
Fiscal 2028	387,437
Fiscal 2029	363,310
Total lease payments	1,785,348
Less imputed interest	(287,629)
Total	$1,497,719

Remaining lease term-operating leases	4.9 years
Discount rate-operating lease	7%

LEASES

Refer to ITEM 2. PROPERTIES.

WARRANTY REPAIRS

The following table sets forth the percentages of return rates and warranty repairs for all products currently marketed, in the aggregate from the date each product was introduced through June 30, 2024.

Current Devices
Device Type	Return Rate	Warranty Repairs
4G Wireless Devices	0.11%	0.01%
5G Wireless Devices	0.57%	0.10%

FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

For the next twelve months, we may require in excess of $2 million for capital expenditures, software licenses and for testing and certifying new products.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of OC Kim, our President, and Bill Bauer, our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and the Acting Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2024.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2024.

ITEM 9B. OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2024.

Name	Age	Position
OC Kim	59	President, Secretary and a Director
Gary Nelson	84	Chairman of the Board and a Director
Johnathan Chee	61	Director
Heidy Chow	46	Director
Kristina Kim	61	Director
Yun J. (David) Lee	63	Chief Operating Officer
Bill Bauer	55	Acting Chief Financial Officer (Principal Financial Officer)

OC Kim has been our President, Secretary and a director since September 2003. He also served as our Acting Chief Financial Officer from April 2018 until March 2021. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea’s most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 29 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea. We believe Mr. Kim’s qualifications to serve as a director of the Company include his extensive business, operational and management experience in the wireless industry, including his current position as the Company’s President. In addition, his knowledge of the Company’s business, products, strategic relationships and future opportunities is of great value to the Company.

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

CORPORATE GOVERNANCE

During fiscal 2024, the Board of Directors held four meetings. Each director attended 100% of the meetings of the Board. The Board of Directors has an Audit Committee made up of Heidy Chow (committee chair), Gary Nelson, and Kristina Kim, and a Compensation Committee made up of Gary Nelson (committee chair) and Johnathan Chee, and a Nominating Committee made up of Gary Nelson (committee chair) and Johnathan Chee. The Board of Directors has no other committees.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2024 and 2023 to our President, Chief Operating Officer, and Acting Chief Financial Officer (The “Named Executive Officers”).

The Board of Directors has adopted a Policy on Recoupment of Executive Incentive Compensation, effective as of October 13, 2023, pursuant to the requirements of Nasdaq Listing Rule 5608 and Securities Exchange Act Rule 10D-1. The Policy sets forth the circumstances under which the Company will recover certain incentive compensation paid to the Executive Officers of the Company in connection with certain financial restatements. Each Executive Officer shall be required to sign and return a form pursuant to which such Executive Officer will agree to be bound by the terms of this Policy (see “Exhibit 97”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
OC Kim,	2023	$300,000	$375,000	$–	$675,000
President	2024	$300,000	$500,000	$–	$800,000 (1)
Yun J. (David) Lee (2),	2023	$300,000	$–	$–	$300,000
Senior Vice President of Sales	2024	$300,000	$120,000	$–	$420,000
David Brown (3),	2023	$25,649	$–	$–	$25,649
Acting Chief Financial Officer	2024	$–	$–	$–	$–
Bill Bauer,	2023	$106,298	$1,500	$–	$107,798
Acting Chief Financial Officer	2024	$145,000	$75,000	$–	$220,000

(1)	On September 23, 2024, the Board acknowledged that Mr. Kim had earned an incentive bonus of $1,250,000 for negotiating and securing a joint venture agreement with MeiG Smart Technology Co., Ltd. However, the Company and Mr. Kim entered into a Forbearance Agreement, dated September 23, 2024, under which Mr. Kim agreed to defer payment of the bonus, in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024. The forbearance is to allow Mr. Kim time to pursue remedies with the State of Nevada (See “Business—Shareholder Litigation—Short Swing Profits Litigation”).
(2)	On July 14, 2023, the Board of Directors appointed David Lee as Senior Vice President of Sales. Mr. Lee had previously served as Chief Operating Officer. The change in title does not affect Mr. Lee’s compensation.
(3)	David Brown resigned his position on September 30, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officer as of June 30, 2024. The options vest over periods of three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) nonexercisable	Option Exercise Price ($)	Option Expiration Date
OC Kim	200,000 (1)	33,029	$3.38	12/27/2026
Yun J. (David) Lee	100,000 (1)	–	$5.40	07/13/2025
	15,000 (1)	2,477	$3.38	12/27/2026
Bill Bauer	20,000 (1)	–	$5.40	07/13/2025
	15,000 (1)	2,477	$3.38	12/27/2026

(1)	The option vests and is exercisable over three years as follows and has a five-year term:

i.	33.3% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the second anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the third anniversary of the date of the grant.

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

Fiscal 2024 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Gary Nelson	20,000	–	–	20,000
Johnathan Chee	20,000	–	–	20,000
Heidy Chow	20,000	–	–	20,000
Kristina Kim	20,000	–	–	20,000

(1)	Directors are compensated at a base rate of $20,000 annually for the year ended June 30, 2024. Bonuses may be awarded when the business has performed exceptionally well as determined by the Board of Directors. For the year ended June 30, 2024, there has been no approved bonus for the Directors.
There was no outstanding equity awards held by any of the non-officer directors as of June 30, 2024.

EMPLOYMENT CONTRACTS

On October 1, 2020, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Senior Vice President of Sales and previously served as Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company’s outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company’s assets.

The Change of Control Agreement with Mr. Kim calls for a payment of $5 million upon a change of control, and the agreement with Mr. Lee calls for a payment of $2 million upon a change of control. These agreements were for an initial term of three years but have now been extended through October 2027.

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment letter agreement dated September 7, 2021. The amendment provides for a severance payment of $3 million if Mr. Kim voluntarily terminates his employment by the Company or if he voluntarily terminates his employment due to a “change in circumstances,” generally defined as a material breach by the Company of its salary and benefit obligations or a significant reduction in Mr. Kim’s title or responsibilities. In the case of a termination of employment by the Company for cause (generally defined as conviction of a felony, or a misdemeanor where imprisonment is imposed, commission of any act of theft, fraud, dishonesty, or material falsification of any employment or Company records, or improper disclosure of the Company’s confidential or proprietary information), the Company is to make a severance payment of $1,500,000. In either case, any unvested options become immediately vested.

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information.  In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, with the first such bonus due on December 31, 2022. For the year ended June 30, 2024 and 2023, $500,000 and $375,000 bonus had been accrued, respectively, with $875,000 and $375,000 accrual bonus balances as of June 30, 2024 and 2023, respectively.

The employment agreement with OC Kim was renewed and extended by the Board in September 2024 and will continue through October 2027.

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

INCENTIVE COMPENSATION – Our practice is to award cash bonuses based upon performance objectives set by the Board of Directors. We maintain a bonus plan which provides our executive officers with the opportunity to earn cash bonuses based on the achievement of performance targets. The performance targets are set by the Board of Directors, and our executive officers are eligible to receive bonuses on a quarterly basis. The actual amount of incentive compensation paid to our executive officers is in the sole discretion of the Board of Directors.

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

MANDATORY RECOUPMENT POLICY – The Company maintains a Mandatory Recoupment Policy to enable the Company to recover erroneously awarded compensation in the event that the Company is required to prepare an accounting restatement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 30, 2024, by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
Joon Won Jyoung 9707 Waples Street, Suite 150, San Diego, CA 92121	1,004,948		8.5%

OC Kim 9707 Waples Street, Suite 150, San Diego, CA 92121	1,096,695		9.3%

Gary Nelson 9707 Waples Street, Suite 150, San Diego, CA 92121	314,008		2.7%

Yun J. (David) Lee 9707 Waples Street, Suite 150, San Diego, CA 92121	185,000		1.6%

Johnathan Chee 9707 Waples Street, Suite 150, San Diego, CA 92121	13,500		0.1%

Paul Packer 805 Third Ave., 15th Floor, New York, NY 10022	1,052,170	(1)	8.9%
All directors and executive officers as a group	3,666,321		31.1%

(1)	Based solely on a Schedule 13G dated December 31, 2023, which indicates that Mr. Packer may be deemed to beneficially own 1,052,170 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2024	FY 2023
Audit Fees	$126,350	$84,250
Total Fees	$126,350	$84,250

In the above table, “audit fees” are fees billed by our external auditor for services provided in auditing our company’s annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2024, and 2023, which was performed by Simon & Edward, LLP and Kreit and Chiu CPA LLP (formerly as “Paris, Kreit, and Chiu CPA LLP”), respectively. All of the services described above were approved in advance by the Board of Directors or the Company’s Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Index to financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp. (3)
4.1	Description of Securities (6)
10.1	Employment Agreement, dated September 7, 2021, between Franklin Wireless Corp. and OC Kim
10.2	Amendment No. 1 to Employment Agreement, dated November 10, 2022, between Franklin Wireless Corp. and OC KIM (8)
10.3	Change of Control Agreement, dated October 1, 2021, between Franklin Wireless Corp. and OC Kim (4)
10.4	Change of Control Agreement, dated October 1, 2021, between Franklin Wireless Corp. and Yun J. (“David”) Lee (4)
10.5	Lease, dated September 9, 2015, between the Company and Hunsaker & Associates San Diego, Inc., a California corporation (5)
10.6	Loan Agreement between Franklin Technology Incorporation and Franklin Wireless Corp., dated March 31, 2022 (7)
10.7	Amendment No. 1 to Change of Control Agreement, dated September 25, 2023, between Franklin Wireless Corp. and OC Kim (9)
10.8	Amendment No. 1 to Change of Control Agreement, dated September 25, 2023, between Franklin Wireless Corp. and Yun J. (“David”) Lee (9)
10.9	“Short-Swing” Profits Litigation” Settlement Agreement, dated June 12, 2024, Nosirrah Management LLC v. OC Kim, Franklin Wireless
10.10	Amendment No. 2 to Change of Control Agreement, dated September 11, 2024, between Franklin Wireless Corp. and OC Kim
10.11	Amendment No. 2 to Change of Control Agreement, dated September 11, 2024, between Franklin Wireless Corp. and Yun J. (“David”) Lee
10.12	Amendment No. 2 to Employment Agreement, dated September 11, 2024, between Franklin Wireless Corp. and OC Kim
10.13	Forbearance Agreement, dated September 23, 2024, between Franklin Wireless Corp. and OC Kim
14.1	Code of Ethics (2)
23.1	Consent of Kreit and Chiu CPA LLP
23.2	Consent of Simon & Edward LLP
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Mandatory Recoupment Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

(5) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015.

(6) Incorporated by reference from Report on Form 10-K/A for the year ended June 30, 2020, filed on September 18, 2020.

(7) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 10, 2022.

(8) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed on February 14, 2023.

(9) Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2023, filed on September 28, 2023.

(c) Supplementary Information

None.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 30, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ OC KIM	President and a Director	September 30, 2024
OC Kim
Principal Financial Officer

/s/ BILL BAUER	Acting Chief Financial Officer	September 30, 2024
Bill Bauer

/s/ GARY NELSON	Chairman of the Board of Directors	September 30, 2024
Gary Nelson

/s/ JOHNATHAN CHEE	Director	September 30, 2024
Johnathan Chee

/s/ HEIDY CHOW	Director	September 30, 2024
Heidy Chow

/s/ KRISTINA KIM	Director	September 30, 2024
Kristina Kim

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Franklin Wireless Corp.

San Diego, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Franklin Wireless Corp. and its subsidiary (the “Company”) as of June 30, 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Legal Proceedings

As described in Note 6, the Company has been involved in multiple legal proceedings and claims arising in the ordinary course of business, including shareholder litigation and short-swing profit litigation. Management records liabilities for legal proceedings in instances where it can reasonably estimate the amount of the loss and when loss is probable.

We identified the legal proceedings as a critical audit matter because auditing these elements involved a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assessment of the liabilities and disclosures associated with multiple legal proceedings.

The primary procedures we performed to address this critical audit matter included:

•	Reviewed all ongoing legal claims and supporting documents, including assessing the status of each case, the likely outcome, and potential financial exposure.

•	Obtained the legal confirmations per our audit inquiries with external legal counsels, evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is remote, reasonably possible or probable and reasonably estimable.

•	Reviewed the Company’s recorded provisions for legal contingencies to determine if they accurately reflect potential liabilities.

•	Ensured that the Company’s disclosures related to legal proceedings in the consolidated financial statements comply with applicable accounting and disclosure standards.

/s/Simon & Edward, LLP

We have served as the Company’s auditor since 2024.

Rowland Heights, CA

September 30, 2024

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

Description of the Matter

Legal Proceedings

As described in Note 6 to the consolidated financial statements, management records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and when loss is probable. Where the reasonable estimate of the probable loss is a range, management records as an accrual in its consolidated financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. Management either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. Management discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that a loss may be incurred.

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

/s/ Kreit and Chiu CPA LLP (formerly as “Paris, Kreit and Chiu CPA LLP”).

New York, NY

September 28, 2023

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$12,266,556	$12,241,286
Short-term investments	25,191,271	26,728,313
Accounts receivable, net	1,155,060	8,949,802
Inventories, net	1,425,685	3,741,637
Other current assets	107,976	51,125
Loan to an employee	–	91,057
Advance payments to vendors	73,912	53,875
Total current assets	40,220,460	51,857,095
Property and equipment, net	114,939	101,088
Intangible assets, net	1,309,626	2,180,884
Deferred tax assets, non-current	3,184,240	2,235,515
Goodwill	273,285	273,285
Right of use assets, net	1,486,034	152,665
Other assets	131,245	126,546
TOTAL ASSETS	$46,719,829	$56,927,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,262,195	$12,950,497
Contract liabilities and advance from customers	158,771	146,488
Accrued legal contingency expense	–	2,400,000
Accrued liabilities	1,425,146	856,161
Lease liabilities, current	239,727	159,104
Total current liabilities	9,085,839	16,512,250
Lease liabilities, non-current	1,257,992	–
Total liabilities	10,343,831	16,512,250

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding	14,263	14,263
Additional paid-in capital	14,733,300	14,438,196
Retained earnings	25,137,209	29,101,225
Treasury stock, 2,549,208 shares	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,182,825)	(1,071,930)
Total Parent Company stockholders’ equity	35,147,054	38,926,861
Non-controlling interests	1,228,944	1,487,967
Total stockholders’ equity	36,375,998	40,414,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,719,829	$56,927,078

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Loss

	Fiscal Years Ended June 30,
	2024	2023
Net sales	$30,796,690	$45,948,516
Cost of goods sold	(27,288,340)	(38,927,774)
Gross profit	3,508,350	7,020,742
Operating expenses:
Selling, general and administrative	6,041,355	5,451,653
Research and development	3,406,750	3,918,664
Total operating expenses	9,448,105	9,370,317
Loss from operations	(5,939,755)	(2,349,575)
Other income (expense), net:
Interest income	804,148	459,869
Income from governmental subsidy	16,350	43,784
Gain from the forgiveness of accounts payable and accrued liabilities	–	238,307
Loss from the disposal of property and equipment and intangible assets	(10,436)	–
Loss from a legal contingency	–	(2,400,000)
Loss from foreign currency transactions	(486,497)	(126,042)
Other income, net	500,219	302,339
Total other income (expense), net	823,784	(1,481,743)
Loss before benefit for income taxes	(5,115,971)	(3,831,318)
Income tax benefit	(949,300)	(886,659)
Net loss	(4,166,671)	(2,944,659)

Less: non-controlling interests in net loss of subsidiary at 33.7%	(202,655)	(81,638)
Net loss attributable to Parent Company	$(3,964,016)	$(2,863,021)

Loss per share attributable to Parent Company stockholders – basic and diluted	$(0.34)	$(0.24)
Weighted average common shares outstanding – basic and diluted	11,784,280	11,736,609

Comprehensive loss
Net loss	$(4,166,671)	$(2,944,659)
Translation adjustments	(167,263)	(87,778)
Comprehensive loss	(4,333,934)	(3,032,437)
Less: comprehensive loss attributable to non-controlling interest	(202,655)	(81,638)
Less: Foreign exchange translation attributable to non-controlling interest	(56,368)	–
Comprehensive loss attributable to controlling interest	$(4,074,911)	$(2,950,799)

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2022	11,684,280	$14,163	$13,593,426	$31,964,246	$(3,554,893)	$(984,152)	$1,569,605	$42,602,395
Net loss attributable to Parent Company	–	–	–	(2,863,021)	–	–	–	(2,863,021)
Foreign exchange translation attributable to Parent Company	–	–	–	–	–	(87,778)	–	(87,778)
Issuance of stock related to stock option exercised	100,000	100	133,900	–	–	–	–	134,000
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(81,638)	(81,638)
Stock based compensation	–	–	710,870	–	–	–	–	710,870
Balance - June 30, 2023	11,784,280	$14,263	$14,438,196	$29,101,225	$(3,554,893)	$(1,071,930)	$1,487,967	$40,414,828
Net loss attributable to Parent Company	–	–	–	(3,964,016)	–	–	–	(3,964,016)
Foreign exchange translation attributable to Parent Company	–	–	–	–	–	(110,895)	–	(110,895)
Foreign exchange translation attributable to non-controlling interest	–	–	–	–	–	–	(56,368)	(56,368)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(202,655)	(202,655)
Stock based compensation	–	–	295,104	–	–	–	–	295,104
Balance - June 30, 2024	11,784,280	$14,263	$14,733,300	$25,137,209	$(3,554,893)	$(1,182,825)	$1,228,944	$36,375,998

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,166,671)	$(2,944,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	33,958	51,970
Amortization of intangible assets	993,214	839,595
Loss from foreign currency transactions	572,426	–
Stock based compensation	295,104	710,870
Write-down of inventories	16,934	–
Loss from the disposal of property and equipment and intangible assets	10,417	–
Forgiveness of debts	–	(238,307)
Amortization of right of use assets	(1,333,369)	295,956
Deferred tax benefit	(958,759)	(888,079)
Increase (decrease) in cash due to change in working capital:
Accounts receivable	7,722,229	(7,627,183)
Inventories	2,290,211	456,226
Other current assets	(64,311)	29,946
Advance payments to vendors	(23,792)	120,921
Other assets	(4,699)	(451)
Accounts payable	(5,685,087)	4,905,499
Contract liabilities and advance from customers	8,248	(85,136)
Accrued legal contingency expense	(2,400,000)	2,400,000
Accrued liabilities	581,972	399,552
Lease liabilities	1,338,615	(308,834)
Net cash used in operating activities	(773,360)	(1,882,114)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds (purchases) of short-term investments	910,034	(10,391,654)
Purchases of property and equipment	(55,025)	(47,106)
Payments for capitalized product development costs	(123,359)	(1,631,376)
Purchases of intangible assets	(7,792)	(39,047)
Net cash provided by (used in) investing activities	723,858	(12,109,183)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan to an employee	–	(2,057)
Repayment received from the employee loan	91,057	–
Cash received from exercise of stock options	–	45,000
Net cash provided by financing activities	91,057	42,943

Effect of foreign currency translation	(16,285)	(87,778)
Net increase (decrease) in cash and cash equivalents	25,270	(14,036,132)
Cash and cash equivalents, beginning of year	12,241,286	26,277,418
Cash and cash equivalents, end of year	$12,266,556	$12,241,286

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(46,000)	$(800)

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS OVERVIEW

Doing business as “FranklinAccess”, we are a leading global provider of integrated wireless solutions utilizing the latest 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications, driving forward seamless communication and connectivity for both individuals and enterprises.

We hold 66.3% ownership of Franklin Technology Inc. (FTI) since the date of acquisition, October 1, 2009, a research and development company based in Seoul, South Korea. FTI primarily provides design and development services for our wireless products. Our products are generally marketed and sold directly to wireless operators and indirectly through strategic partners and distributors. Our primary markets are in North America and Asia.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of approximately 66.3% (approximately 33.7% is owned by non-controlling interests) as of June 30, 2024, and 2023. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Reclassifications

Certain amounts on the prior period’s consolidated financial statements were regrouped and reclassified to conform to current-year presentation, with no effect on total stockholders’ equity.

Non-controlling Interest in a Consolidated Subsidiary

Noncontrolling interests represent approximately 33.7% equity interests in FTI held by minority shareholders as of the reporting dates. As of June 30, 2024, the non-controlling interest was $1,228,944, which represents a $259,023 decrease from $1,487,967 as of June 30, 2023. The decrease of $259,023 in the non-controlling interest consists of $202,655 from loss in the subsidiary of $602,110 and $56,368 from foreign exchange translation incurred for the year ended June 30, 2024.

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

We shall generate revenues from three geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Fiscal Years Ended June 30,
Net sales:	2024	2023
North America	$30,699,727	$45,782,084
Asia	96,963	166,432
Totals	$30,796,690	$45,948,516

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2024	June 30, 2023
North America	$1,218,139	$2,083,902
Asia	206,426	198,070
Totals	$1,424,565	$2,281,972

Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1 – Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 – Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that cannot be directly corroborated by observable market data and that typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The carrying amounts of financial instruments such as cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate the related fair values due to the short-term nature of these instruments. We invest our excess cash into financial instruments which are readily convertible into cash, such as money market funds and certificates of deposit

Use of Estimates

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of June 30, 2024, and 2023, we did not record any reserve for unfunded commitments and doubtful accounts.

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

Leases

In accordance with ASC 842, we determine whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, we determine whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as right-of-use assets (“ROU assets”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payment arising from the lease ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measure based on the present value of lease payment over the lease term. The ROU assets also includes deferred rent liabilities. Our lease arrangement generally does not provide an implicit interest rate. As a result, in such situations, we use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We include options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities.

Lease expense for operating lease is recognized on a straight-line basis over the lease term. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

Revenue Recognition

The Company accounts for its revenue according to ASC 606, “Revenue from Contracts with Customers”, pursuant to which, revenue is recognized when the control of the promised goods or services is transferred to the customers, and the performance obligations under the contract have been satisfied, in an amount that reflects the consideration expected to be entitled to in exchange for those goods or services.

The Company determines revenue recognition through the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services covered by contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, that provisions for the years ended June 30, 2024, and 2023, were not material.

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

The balances of our trade receivables are as follows:

	June 30, 2024	June 30, 2023
Accounts Receivable, net	$1,155,060	$8,949,802

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended June 30, 2024, and June 30, 2023.

Our contract liabilities and advance from customers are as follows:

	June 30, 2024	June 30, 2023
Undelivered products	$158,771	$146,488

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for over 99% of net sales for the year ended June 30, 2024 and 2023. Revenue for non-recurring engineering projects is based on the percentage completion of a project and accounted for under 1% of net sales for the years ended June 30, 2024 and 2023. Most of our revenue that is recognized at a point in time is for the sale of hot-spot router products. Revenue from these contracts is recognized when the customer can direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2024 and 2023, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $970,000 and $800,000 associated with capitalized product development costs associated with complete technology for the years ended June 30, 2024, and 2023, respectively.

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

As of June 30, 2024, and 2023, capitalized product development costs in progress were $0 and $203,838, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the years ended June 30, 2024 and 2023, we incurred $123,359 and $1,631,376, respectively in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $3,406,750 and $3,918,664 for the years ended June 30, 2024, and 2023, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statements of comprehensive income, were $163,138 and $234,681 for the years ended June 30, 2024, and 2023, respectively.

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

Short Term Investments

We have invested excess funds in short-term liquid assets, such as certificates of deposit or money market funds.

Inventories, Net

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond our control. We may write down our inventory value for potential obsolescence and excess inventory.  As of June 30, 2024, and 2023, we have recorded inventory reserves in the amount of $91,482 and $585,274, respectively, for inventories that we have identified as obsolete or slow-moving.

Property and Equipment, Net

Property and equipment are recorded at cost. Significant additions or improvements extending the useful lives of assets are capitalized. Maintenance and repairs of expense nature are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Machinery	6 years
Office equipment	5 years
Molds	3~6 years
Vehicles	5 years
Computers and software	5 years
Furniture and fixtures	7 years
Facilities improvements	5 years or life of the lease, whichever is shorter

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2024, and 2023.

Intangible Assets, Net

The definite lived intangible assets consisted of the following as of June 30, 2024:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.6 years	489,992	365,526	124,466
Patents	10 years	6.7 years	67,373	27,345	40,028
Certifications & licenses	3 years	1.4 years	3,924,007	2,778,875	1,145,132
Total as of June 30, 2024			$4,499,769	3,190,143	1,309,626

The definite lived intangible assets consisted of the following as of June 30, 2023:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	203,838	–	203,838
Software	5 years	1.6 years	423,762	347,228	76,534
Patents	10 years	7.0 years	59,975	21,108	38,867
Certifications & licenses	3 years	2.0 years	3,759,240	1,897,595	1,861,645
Total as of June 30, 2023			$4,465,212	2,284,328	2,180,884

Amortization expense recognized during the years ended June 30, 2024, and 2023 were $992,699 and $839,595, respectively. For the year ended June 30, 2024, we disposed of fully amortized intangible assets in the amounts of $86,884 and expensed technology in progress of $9,404. For the year ended June 30, 2023, we did not dispose of intangible assets.

The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2025	FY2026	FY2027	FY2028	FY2029	Thereafter
Total	$853,077	$385,150	$45,234	$17,913	$7,688	$564

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2024, that would indicate that the long-lived assets are impaired.

Stock-based Compensation

The Company accounts for stock options and other equity-based compensation issued in accordance with ASC 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and non-employees, net of estimated forfeitures, over the employees’ requisite service period or the non-employees’ performance period based on the grant date fair value estimated in accordance with the provision of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported.

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

(Loss) Earnings per Share Attributable to Common Stockholders

In accordance with ASC 260. Basic (loss) earnings per share are calculated by dividing the net (loss) income by the weighted-average number of common shares that were outstanding for the period, without consideration for potential common shares. Diluted (loss) earnings per share is calculated by dividing the net (loss) income by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of common stock options outstanding under our stock plan. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Antidilutive shares are not taken into account while computation of weighted average number of shares for dilutive EPS calculation.

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

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2024, net sales to our two largest customers represented approximately 68% and 22% of our consolidated net sales, respectively, and 0% and 85% of our accounts receivable balance as of June 30, 2024. For the year ended June 30, 2023, net sales to our two largest customers represented approximately 61% and 31% of our consolidated net sales, respectively, and 27% and 69% of our accounts receivable balance as of June 30, 2023.

For the year ended June 30, 2024, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If they were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. For the year ended June 30, 2024, we purchased wireless data products from two suppliers in the amount of $23,581,572, or 98.9% of total purchases, and had related accounts payable of $6,263,385 as of June 30, 2024. For the year ended June 30, 2023, we purchased wireless data products from these suppliers in the amount of $37,505,858, or 99.6% of total purchases, and had related accounts payable of $12,598,741 as of June 30, 2023.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution. However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). The ASU requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The ASU does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU is effective for annual and interim periods beginning after December 15, 2022, except for the rollforward requirement, which is effective for annual periods beginning after December 15, 2023. There was no impact to our consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	June 30, 2024	June 30, 2023
Accrued payroll deductions owed to government entities	$49,452	$52,923
Accrued salaries and bonuses	875,000	375,000
Accrued vacation	164,884	141,590
Accrued commission for service providers	15,000	32,500
Accrued commission to a customer	247,592	247,592
Other accrued liabilities	73,218	6,556
Total	$1,425,146	$856,161

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment letter agreement dated September 7, 2021. The amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, which will be total amount of $2M, with the first such bonus accrued on December 31, 2022. For the year ended June 30, 2024 and 2023, $500,000 and $375,000 bonus had been accrued, respectively, with $875,000 and $375,000 accrual bonus balances as of June 30, 2024 and 2023, respectively.

The Company accrued a commission of approximately $650,000 to a customer to provide a financial support for its sales program during the 2021 fiscal year. The accrued commission has been paid approximately $400,000 in the form of credit with the remaining balance of approximately $250,000 as of June 30, 2024.

NOTE 4 – INCOME TAXES

Income tax benefit for the years ended June 30, 2024, and 2023 consists of the following:

	Year Ended June 30,
	2024	2023
Current income tax (benefit) expense:
Federal	$8,659	$5,211
State	800	975
Foreign	–	(4,766)
Total Current income tax expense (benefit)	9,459	1,420
Deferred income tax benefit:
Federal	(891,455)	(752,843)
State	3,101	(6,155)
Foreign	(70,405)	(129,081)
Total deferred income tax expense (benefit)	(958,759)	(888,079)
Benefit for income taxes	$(949,300)	$(886,659)

The benefit for income taxes reconciles to the amount computed by applying the effective federal statutory income tax rate to the income before provision for income taxes as follows:

	Year Ended June 30,
	2024	2023
Federal income tax, at statutory rate of 21% applied to (loss) earnings before income taxes and extraordinary items	$(1,074,307)	$(810,281)
State tax, net of federal tax benefit	2,535	15,082)
Nondeductible expenses	63,393	5,850
R&D credits	(46,945)	(51,415)
Foreign rate difference	(13,450)	4,743)
Others	119,474	(50,638)
Change in valuation allowance	–	–
Benefit for income taxes	$(949,300)	$(886,659)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2024	June 30, 2023
Deferred tax asset:
Net operating losses	$1,445,271	$697,431
State tax	168	205
Lease accounting, net	2,457	1,359
Intangibles	1,330,679	735,680
Tax credits	227,706	191,544
Legal contingency expense reserve	–	504,000
Inventory reserve	19,236	123,488
Other, net	306,415	104,044
Total deferred tax assets	3,331,932	2,357,751
Deferred tax liabilities:
Deferred state taxes	(47,193)	(49,787)
Property and equipment, net	(80)	(1,652)
Unrealized gain (loss)	(100,419)	(70,797)
Total deferred tax liabilities	(147,692)	(122,236)
Less valuation allowance	–	–
Net deferred tax asset	$3,184,240	$2,235,515

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income. Management determined it is more likely than not that the federal deferred tax assets will be fully realized, and no valuation allowance is necessary to record as of June 30, 2024, or 2023.

As of June 30, 2024, we have federal and state net operating loss carryforwards of approximately $5.8 million and $0.5 million, respectively. Under the Tax Cuts and Jobs Act, the federal net operating loss of approximately $5.8 million, which will carry forward indefinitely. The state net operating loss of approximately $0.5 million will begin to expire through 2043. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company’s computation of its deferred tax assets, is as follows:

Balance as of June 30, 2022	$365,048
Gross increase	23,968
Balance as of June 30, 2023	389,016
Gross increase	25,310
Balance as of June 30, 2024	$414,326

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

NOTE 5 – (LOSS) EARNINGS PER SHARE

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

For the years ended June 30, 2024, and 2023, we were in a net loss position and have excluded 627,001 and 647,001 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive.

The weighted average number of shares outstanding used to compute loss per share is as follows:

	Year Ended June 30,
	2024	2023
Net loss attributable to Parent Company	$(3,964,016)	$(2,863,021)
Weighted-average shares of common stock outstanding:
Basic	11,784,280	11,736,609
Dilutive effect of common stock equivalents arising from stock options	–	–
Diluted Outstanding shares	11,784,280	11,736,609
Basic loss per share attributable to Parent Company stockholders	$(0.34)	$(0.24)
Diluted loss per share attributable to Parent Company stockholders	$(0.34)	$(0.24)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases

We adopted ASC 842 new lease accounting on July 1, 2019. We had an operating lease principally for both Franklin Wireless Corp. and Franklin Technologies Inc., in accordance with ASC 842.

We determine whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. Operating leases are recorded in the balance sheet as right-of-use assets (“ROU assets”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payment arising from the lease ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measure based on the present value of lease payment over the lease term. The ROU assets also includes deferred rent liabilities. Our lease arrangement generally does not provide an implicit interest rate. As a result, in such situations, we use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We include options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating lease is recognized on a straight-line basis over the lease term. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

We leased approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease that expired in December 2023. On October 19, 2023, we signed a lease for office space consisting of approximately 11,400 square feet, located in San Diego, California, at a monthly rent of $23,370, which commenced on January 1, 2024. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space is 65 months from the lease commencement date. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to this property was $321,259 and $309,053 for the years ended June 30, 2024 and 2023.

On or about December 7, 2023, we received an invoice from our prior landlord, Hunsaker & Associates, requesting payment of additional rent on our completed and expired lease of office space located at 9707 Waples Street, San Diego, CA, as of December 31, 2023. This invoice of $142,978 purports to represent charges for variable cost increases during the prior 7 years of the lease, which was discounted by $46,274 and adjusted down to $96,704 for the three months ended June 30, 2024. We are currently reviewing these charges and will be requesting further validation of these charges, in accordance with our rights granted under the lease. For the year ended June 30, 2024, we recorded an additional rent expense of $96,704 and an accrued liability of $72,048 reflecting this pending invoice and a credit of $24,656 for our deposit on the leasehold property.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $112,206 and $128,400 for each of the years ended June 30, 2024 and 2023, respectively. Short-term leases with initial terms of twelve months or less are not capitalized, and our leases of the South Korean offices and corporate housing facility have been considered as short-term lease.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2024, and was extended for an additional twelve months to September 4, 2025. Rent expense related to this lease was $8,089 and $8,095 for the years ended June 30, 2024 and 2023, respectively.

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

Rent expenses for the years ended June 30, 2024, and 2023 were $554,052 and $445,548 respectively. In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the years ended June 30, 2024, and 2023 are as follows:

	Years ended June 30,
	2024	2023
Operating lease expense	$321,259	$309,053
Additional charges for the prior operating lease subject to dispute	96,704	–
Short term lease cost	120,295	136,495
Total lease expense	$538,258	$445,548

In accordance with ASC 842, future minimum payments under operating leases are as follows:

Operating Lease
Fiscal 2025	$336,972
Fiscal 2026	344,789
Fiscal 2027	352,840
Fiscal 2028	387,437
Fiscal 2029	363,310
Total lease payments	1,785,348
Less imputed interest	(287,629)
Total	$1,497,719

Remaining lease term-operating leases	4.9 years
Discount rate-operating lease	7%

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

Shareholder Litigation

Ali

A shareholder action, Ali vs. Franklin Wireless Corp. et al. Case #3:21-cv-00687-AJB-MSB, was filed in the U.S. District Court, Southern District of California (San Diego) on April 16, 2021, alleging, among other things, that we had prior knowledge that the Verizon recall was likely and that we did not disclose that information to investors in a timely manner. The Class and Defendants have executed a Stipulation and Agreement of Settlement under which the Class releases all claims against Defendants in exchange for a payment by Defendants of $2.4 million (the “Settlement Amount”), which is reflected in liabilities under “accrued legal contingency expense” with a corresponding charge to “loss from a legal contingency”. The Class has submitted a motion for preliminary approval of the settlement, which the Court denied on January 24, 2024. On April 22, 2024, after resubmission of the application, the court granted preliminary approval of the settlement. On May 6, 2024, per the terms of the settlement agreement, we sent by wire transfer $2,400,000 to an account specified by the Ali class action claim administrator, Epiq (the appointed Settlement Administrator by the Court).

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

The Harwood and Martin actions have been consolidated into a single action in the U.S. District Court, Southern District of California (San Diego) titled “In re Franklin Wireless Corp. Derivative Litigation”, Case No.: 21cv1837-AJB (MSB). Discovery has been completed and trial has been scheduled to begin on December 9, 2024.

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

The Company will vigorously defend such shareholder litigation and proceedings. No liability has been recorded for these litigations because the Company believes that any such liability is not probable and reasonably estimable as of the reporting date.

“Short-Swing” Profits Litigation

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Nosirrah Management LLC v. Franklin Wireless et al., Case # 3:21-cv-01316-RSH-JLB, on or about July 22, 2021, claiming that our Chief Executive Officer, O.C. Kim, violated Section 16(b) of the Securities Exchange Act of 1934 for receiving “short-swing” profits from a sale and purchase of Franklin shares, in violation of that Act. On October 19, 2023, the jury returned a verdict of $2,000,000 in favor of the Company against the Company’s Chief Executive Officer, O.C. Kim. Mr. Kim. Subsequently, the parties entered into a settlement agreement on June 12, 2024, for Mr. Kim to pay $1,000,000, and the appeal by OC Kim was dismissed (see “Exhibit 10.9”). On September 23, 2024 the Company and Mr. Kim entered into a Forbearance Agreement to defer payment of the settlement in exchange for deferment of a $1,250,000 bonus for securing a joint venture agreement with MeiG Smart Technology Co., Ltd. To allow Mr. Kim time to pursue remedies with the State of Nevada. (see “Exhibit 10.13”)

Loan Agreement with Subsidiary

On March 21, 2022, Franklin Wireless Corp. (the “Company”) entered into a Loan Agreement with Franklin Technology Incorporation, a Republic of Korea corporation (“FTI”), under which the Company agreed to loan US$10,000,000 to FTI. The Company owns a majority of the outstanding equity of FTI. FTI’s primary business is providing design and development services to the Company for our wireless products. As part of the loan transaction, FTI delivered a $10 million Promissory Note to the Company (the “Note”). In the preparation of consolidated financial statements of the Company, the transactions and balances related to the loan of $10 million, including the accrued interest for the year ended June 30, 2024, were eliminated as intercompany transactions.

The purpose of the loan is to allow FTI to purchase a facility in South Korea to house its operations, and to provide it with additional working capital. The purchase of such a facility with the loan proceeds is subject to the Company’s reasonable approval. Upon acquisition of the facility, FTI is required to grant the Company a mortgage on it to secure payment of the Note. The Note is for a term of five years, provides for annual payments of interest at 2% per annum, and is due and payable upon maturity. The Note and Loan Agreement include customary provisions for default and acceleration upon default, and a default interest rate of 7% per annum. As of June 30, 2024, there’s no new information regarding the status of the facility’s acquisition.

Employment Contracts

On October 1, 2020, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Senior Vice President of Sales and previously served as Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company’s outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company’s assets.

The Change of Control Agreement with Mr. Kim calls for a payment of $5 million upon a change of control, and the agreement with Mr. Lee calls for a payment of $2 million upon a change of control. These agreements were for an initial term of three years but have now been extended through October 2027.

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment letter agreement dated September 7, 2021. The amendment provides for a severance payment of $3 million if Mr. Kim voluntarily terminates his employment by the Company or if he voluntarily terminates his employment due to a “change in circumstances,” generally defined as a material breach by the Company of its salary and benefit obligations or a significant reduction in Mr. Kim’s title or responsibilities. In the case of a termination of employment by the Company for cause (generally defined as conviction of a felony, or a misdemeanor where imprisonment is imposed, commission of any act of theft, fraud, dishonesty, or material falsification of any employment or Company records, or improper disclosure of the Company’s confidential or proprietary information), the Company is to make a severance payment of $1,500,000. In either case, any unvested options become immediately vested.

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information.  In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, with the first such bonus due on December 31, 2022. For the year ended June 30, 2024 and 2023, $500,000 and $375,000 bonus had been accrued, respectively, with $875,000 and $375,000 accrual bonus balances as of June 30, 2024 and 2023, respectively.

The employment agreement with OC Kim was renewed and extended by the Board in September 2024 and will continue through October 2027.

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

NOTE 7 – LONG-TERM INCENTIVE PLAN AWARDS

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $295,104 and $710,870 compensation expenses recorded under this method for the years ended June 30, 2024, and 2023, respectively.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2022	766,001	$3.85	3.37	$183,270
Granted	–	–	–	–
Exercised	(100,000)	1.34	–	–
Forfeited or expired	(19,000)	5.40	–	–
Outstanding as of June 30, 2023	647,001	$4.24	2.88	$130,200
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	(20,000)	4.90	–	–
Outstanding as of June 30, 2024	627,001	$4.22	1.89	$91,750

Exercisable as of June 30, 2024	570,392	$4.31	1.82	$76,598

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $3.63 as of June 30, 2024, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2024, in the amount of 627,001 shares was $3.3 per share.

As of June 30, 2024, there was unrecognized compensation cost of $172,939 related to non-vested stock options granted.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On December 22, 2022, we issued 100,000 common shares in conjunction with stock-based compensation awards. There were 11,784,280 shares issued and outstanding as of June 30, 2024, and 2023, respectively.

Preferred Stock

We have been authorized to issue 10,000,000 shares of preferred stock. $0.01 par value, but no preferred stock is issued and outstanding as of June 30, 2024 and 2023.

Treasury Stock

We had 2,549,208 shares of treasury stock, valued at $3,554,893 (based on the costs that we agreed to repurchase) as of June 30, 2024 and 2023.

NOTE 9 – RELATED PARTY TRANSACTIONS

For the years ended June 30, 2024, and 2023, there have not been any transactions entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 10 – SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the financial statements were available to be issued.

On May 14, 2024, the Company entered into an Agreement for Formation of Corporation (the “Agreement”) with MeiG Smart Technology Co., Ltd. (“MeiG”), a leading supplier of cellular modules, IoT terminals and wireless data solutions. Under the terms of the Agreement, the Company and MeiG will form a Nevada corporation to be owned 60% by Franklin and 40% by MeiG. The Company will contribute $3,000,000 to the new corporation and MeiG will contribute $2,000,000. Under the terms of the Agreement, the new corporation will have a Board of Directors consisting of three members, with two to be appointed by the Company and one to be appointed by MeiG. The new company will engage in worldwide sales, marketing, customer support and operations for telecommunications modules to be provided by MeiG, under such brands or designations as the Board of Directors of the new company will determine. As of September 30, 2024, no contribution was committed by the Company and MeiG.

On September 23, 2024, the Board acknowledged that Mr. Kim had earned an incentive bonus of $1,250,000 for negotiating and securing a joint venture agreement with MeiG Smart Technology Co., Ltd. However, the Company and Mr. Kim entered into a Forbearance Agreement, dated September 23, 2024, under which Mr. Kim agreed to defer payment of the bonus, in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024. The forbearance is to allow Mr. Kim time to pursue remedies with the State of Nevada (See “Business—Shareholder Litigation—Short Swing Profits Litigation”).

Other than what was described above, the Company did not have any material recognizable subsequent events required to be disclosed to the financial statements as of September 30, 2024.

