Form 10-Q
period 2024-09-30
FRANKLIN WIRELESS CORP
filed 2024-11-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The Registrant has 11,784,280 shares of common stock outstanding as of November 14, 2024.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2024. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	September 30, 2024
	(Unaudited)	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$14,618,062	$12,266,556
Short-term investments	26,060,091	25,191,271
Accounts receivable, net	1,800,202	1,155,060
Inventories, net	2,560,672	1,425,685
Other current assets	85,721	107,976
Advance payments to vendors	144,116	73,912
Total current assets	45,268,864	40,220,460
Property and equipment, net	106,459	114,939
Intangible assets, net	1,078,508	1,309,626
Deferred tax assets, non-current	3,137,160	3,184,240
Goodwill	273,285	273,285
Right of use assets, net	1,631,922	1,486,034
Other assets	136,261	131,245
TOTAL ASSETS	$51,632,459	$46,719,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,818,811	$7,262,195
Contract liabilities and advance from customers	170,351	158,771
Accrued liabilities	1,765,370	1,425,146
Lease liabilities, current	349,278	239,727
Total current liabilities	13,103,810	9,085,839
Lease liabilities, non-current	1,288,487	1,257,992
Total liabilities	14,392,297	10,343,831

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding	14,263	14,263
Additional paid-in capital	14,820,684	14,733,300
Retained earnings	25,652,396	25,137,209
Treasury stock, 2,549,208 shares	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,097,825)	(1,182,825)
Total Parent Company stockholders’ equity	35,834,625	35,147,054
Non-controlling interests	1,405,537	1,228,944
Total stockholders’ equity	37,240,162	36,375,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,632,459	$46,719,829

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net sales	$13,322,912	$9,655,546
Cost of goods sold	(11,251,410)	(8,142,386)
Gross profit	2,071,502	1,513,160
Operating expenses:
Selling, general and administrative	1,419,973	1,230,722
Research and development	1,024,312	866,955
Total operating expenses	2,444,285	2,097,677
Loss from operations	(372,783)	(584,517)
Other income, net:
Interest income	181,804	254,015
Income from governmental subsidy	–	11,100
Gain from the forgiveness of accrued liabilities	247,592	–
Gain (loss) from foreign currency transactions	451,947	(198,974)
Other income, net	187,976	131,115
Total other income, net	1,069,319	197,256
Income (loss) before provision for income taxes	696,536	(387,261)
Income tax provision (benefits)	47,880	(50,060)
Net Income (loss)	648,656	(337,201)
Less: noncontrolling interests in net income (loss) of subsidiary at 33.7%	133,469	(79,505)
Net Income (loss) attributable to Parent Company	$515,187	$(257,696)

Earnings (loss) per share attributable to Parent Company stockholders - basic	$0.04	$(0.02)
Earnings (loss) per share attributable to Parent Company stockholders - diluted	$0.04	$(0.02)

Weighted average common shares outstanding - basic	11,784,280	11,784,280
Weighted average common shares outstanding - diluted	11,807,962	11,784,280

Comprehensive income (loss)
Net income (loss)	$648,656	$(337,201)
Translation adjustments	128,124	(73,469)
Comprehensive income (loss)	776,780	(410,670)
Less: comprehensive income (loss) attributable to non-controlling interest	133,469	(79,505)
Less: foreign exchange translation attributable to non-controlling interest	43,124	–
Comprehensive income (loss) attributable to controlling interest	$600,187	$(331,165)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2024
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance – June 30, 2024	11,784,280	$14,263	$14,733,300	$25,137,209	$(3,554,893)	$(1,182,825)	$1,228,944	$36,375,998
Net income attributable to Parent Company	–	–	–	515,187	–	–	–	515,187
Foreign exchange translation attributable to Parent Company	–	–	–	–	–	85,000	–	85,000
Foreign exchange translation attributable to non-controlling interest	–	–	–	–	–	–	43,124	43,124
Comprehensive income attributable to noncontrolling interest	–	–	–	–	–	–	133,469	133,469
Stock based compensation	–	–	87,384	–	–	–	–	87,384
Balance – September 30, 2024 (unaudited)	11,784,280	$14,263	$14,820,684	$25,652,396	$(3,554,893)	$(1,097,825)	$1,405,537	$37,240,162

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$648,656	$(337,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,859	11,390
Amortization of intangible assets	253,995	244,918
Gain from foreign currency transactions	(512,311)	–
Stock based compensation	87,384	51,589
Forgiveness of debts	(247,592)	–
Amortization of right of use assets	(145,889)	75,935
Deferred tax benefit	47,080	(50,860)
Change in assets and liabilities:
Accounts receivable	(634,081)	(978,093)
Inventories	(1,127,477)	1,479,279
Other current assets	75,735	(22,124)
Advance payments to vendors	(64,493)	(35,095)
Other assets	–	2,394
Accounts payable	3,550,907	(5,800,795)
Contract liabilities and advance from customers	11,580	80,966
Accrued liabilities	579,501	133,536
Lease liabilities	140,046	(79,155)
Net cash provided by (used in) operating activities	2,670,900	(5,223,316)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(291,869)	(73,832)
Purchases of property and equipment	(21,544)	(2,427)
Payments for capitalized product development costs	(14,000)	(22,500)
Purchases of intangible assets	(7,372)	–
Net cash used in investing activities	(334,785)	(98,759)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan to an employee	–	(1,023)
Net cash used in financing activities	–	(1,023)

Effect of foreign currency translation	15,391	(73,469)
Net increase (decrease) in cash and cash equivalents	2,351,506	(5,396,567)
Cash and cash equivalents, beginning of year	12,266,556	12,241,286
Cash and cash equivalents, end of year	$14,618,062	$6,844,719

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(800)	$(45,800)

The accompanying notes are an integral part of these consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary with a majority voting interest of approximately 66.3% (approximately 33.7% is owned by non-controlling interests) as of September 30, 2024, and June 30, 2024. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of the subsidiary applicable to non-controlling interests.

Reclassifications

Certain amounts on the prior period’s consolidated financial statements were regrouped and reclassified to conform to current-year presentation, with no effect on total stockholders’ equity.

Non-controlling Interest in a Consolidated Subsidiary

Noncontrolling interests represent approximately 33.7% equity interests in FTI held by minority shareholders as of the reporting dates. As of September 30, 2024, the non-controlling interest was $1,405,537, which represents a $176,593 increase from $1,228,944 as of June 30, 2024. The increase of $176,593 in the non-controlling interest consists of $133,469 from income in the subsidiary of $396,552 and $43,124 from foreign exchange translation incurred for the three months ended September 30, 2024.

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

We generate revenue from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended September 30,
Net sales:	2024	2023
North America	$13,322,448	$9,655,546
Asia	464	–
Totals	$13,322,912	$9,655,546

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2024	June 30, 2024
North America	$983,018	$1,218,139
Asia	201,949	206,426
Totals	$1,184,967	$1,424,565

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of September 30, 2024, we did not record any reserve for unfunded commitments and doubtful accounts.

Cash Flows Reporting

We follow ASC 230, Statements of Cash Flows, for cash flows reporting, which classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category. We use the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and all items that are included in net income (loss) that do not affect operating cash receipts and payments.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of our management and policies of the Company. (Refer to NOTE 9–RELATED PARTY TRANSACTIONS)

Foreign Currency Translations

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

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, those provisions for the quarters ended September 30, 2024 and 2023 were not material.

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

The balances of our trade receivables are as follows:

	September 30, 2024	June 30, 2024
Accounts Receivable	$1,800,202	$1,155,060

The balance of contract assets was immaterial as we did not have a significant amount of un-invoiced receivables in the periods ended September 30, 2024, and June 30, 2024.

Our contract liabilities are as follows:

	September 30, 2024	June 30, 2024
Undelivered products	$170,351	$158,771

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.9% of net sales for the three months ended September 30, 2024 and 2023. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent complete of a project and accounted for 0.1% of net sales for the three months ended September 30, 2024 and 2023. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of September 30, 2024 and 2023, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $245,233 and $239,624 associated with capitalized product development costs associated with complete technology for the three months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, and June 30, 2024, capitalized product development costs in progress were $14,000 and $0, respectively, and are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2024 and 2023, we incurred $14,000 and $22,500, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $1,024,312 and $866,955 for the three months ended September 30, 2024 and 2023, respectively.

Warranties

We provide a warranty for a period of twelve (12) to eighteen (18) months, which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $78,113 and $52,450 for the three months ended September 30, 2024 and 2023, respectively.

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

Inventories, Net

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of September 30, 2024, and June 30, 2024, we have recorded inventory reserves in the amount of $91,482 for obsolete or slow-moving inventory.

Property and Equipment, Net

Property and equipment are recorded at cost. Significant additions or improvements extending the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Machinery	6 years
Office equipment	5 years
Molds	3~6 years
Vehicles	5 years
Computers and software	5 years
Furniture and fixtures	7 years
Facilities improvements	5 years or life of the lease, whichever is shorter

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the three months ended September 30, 2024, and 2023.

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

As of September 30, 2024, and June 30, 2024, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Stock-based Compensation

We account for stock options and other equity-based compensation issued in accordance with ASC 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and non-employees, net of estimated forfeitures, over the employees’ requisite service period or the non-employees’ performance period based on the grant date fair value estimated in accordance with the provision of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported.

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

We assess income tax positions and record tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. We classify interest and penalties associated with such uncertain tax positions as a component of income tax expense.

As of September 30, 2024, we have no material unrecognized tax benefits. We recorded income tax provisions of $47,880 and benefits of $50,060 for the three months ended September 30, 2024, and 2023, respectively. We also recorded a decrease in deferred tax asset, non-current, of $47,880, for the three months ended September 30, 2024, and an increase in deferred tax asset, non-current, of $50,860 for the three months ended September 30, 2023.

Earnings (loss) per Share Attributable to Common Stockholders

In accordance with ASC 260, basic earnings (loss) per share are calculated by dividing the net income (loss) by the weighted-average number of common shares that were outstanding for the period, without considering any potential future issuance of common shares. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of common stock options outstanding under our stock plan. Diluted EPS excludes all dilutive potential common shares if their effect is nondilutive. Nondilutive shares are not taken into account while computation of weighted average number of shares for dilutive EPS calculation.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2024, sales to our two largest customers accounted for 93.6% of our consolidated net sales, and 71.2% of our accounts receivable balance as of September 30, 2024. For the three months ended September 30, 2023, sales to our two largest customers accounted for approximately 90.6% of our consolidated net sales, and approximately 97.8% of our accounts receivable balance as of September 30, 2023. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the three months ended September 30, 2024, we purchased wireless data products from these manufacturers in the amount of $11,653,180, or 99.9% of total purchases, and had related accounts payable of $10,186,585 as of September 30, 2024. For the three months ended September 30, 2023, we purchased wireless data products from these manufacturers in the amount of $6,361,553, or 99.8% of total purchases, and had related accounts payable of $6,917,202 as of September 30, 2023.

We maintain our cash accounts with established commercial banks. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 for each financial institution.  However, we do not anticipate any losses on excess deposits.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted.

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization.  The ASU is effective on a prospective or retrospective basis for annual reporting period beginning after December 15, 2026, and interim reporting period beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted.

NOTE 2 – BUSINESS OVERVIEW

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

We hold a 66.3% ownership in Franklin Technology Inc. (“FTI”), a research and development company based in Seoul, South Korea. FTI primarily provides design and development services for our wireless products. Our products are generally marketed and sold directly to wireless operators and indirectly through strategic partners and distributors. Our primary markets are in North America and Asia.

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2024 included in our Form 10-K filed on September 30, 2024. The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS, NET

The definite lived intangible assets consisted of the following as of September 30, 2024:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	14,000	–	14,000
Software	5 years	1.4 years	455,718	339,521	116,197
Patents	10 years	6.8 years	74,575	26,162	48,413
Certifications & licenses	3 years	1.1 years	3,924,007	3,024,109	899,898
Total as of September 30, 2024			$4,486,697	$3,408,189	$1,078,508

The definite lived intangible assets consisted of the following as of June 30, 2024:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.6 years	489,992	365,526	124,466
Patents	10 years	6.7 years	67,373	27,345	40,028
Certifications & licenses	3 years	1.4 years	3,924,007	2,778,875	1,145,132
Total as of June 30, 2024			$4,499,769	$3,190,143	$1,309,626

Amortization expense recognized for the three months ended September 30, 2024 and 2023 was $253,995 and $244,918, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2025	FY2026	FY2027	FY2028	FY2029	Thereafter
Total	$586,650	$399,382	$45,947	$21,028	$11,501	$–

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	September 30, 2024	June 30, 2024
Accrued payroll deductions owed to government entities	$51,264	$49,452
Accrued salaries and bonuses (1)	1,000,000	875,000
Accrued vacation	180,007	164,884
Accrued commission to a service provider	7,500	15,000
Accrued commission to a customer (2) (3)	453,230	247,592
Other accrued liabilities	73,369	73,218
Total	$1,765,370	$1,425,146

(1)	On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for the payment of an incentive to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, which will be total amount of $2M, with the first such bonus accrued on December 31, 2022. An incentive of $125,000 has been accrued for each of the three months ended September 30, 2024, and 2023, with $1,000,000 and $875,000 accrued bonus as of September 30, 2024, and June 30, 2024, respectively. As of September 30, 2024, no payment for the accrued bonuses has been made by the Company.

(2)	We accrued a commission of approximately $650,000 to a customer to provide a financial support for its sales program during the 2021 fiscal year. Of the amount accrued, total payments were made of approximately $400,000 in the form of credit memos. The remaining balance of approximately $250,000 as of June 30, 2024, was eliminated/written-off during the three months ended September 30, 2024 because it was confirmed that the liability no longer existed.

(3)	We accrued a commission of approximately $450,000 to a customer to provide a financial support for the marketing and promotion programs of our products for the three months ended September 30, 2024.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases

We adopted ASC 842 new lease accounting on July 1, 2019. We have operating leases for both the Company. and FTI, in accordance with ASC 842.

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

We leased approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease that expired in December 2023. On October 19, 2023, we signed a lease for office space consisting of approximately 11,400 square feet, located in San Diego, California, at a monthly rent of $27,789, which commenced on January 1, 2024. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space is 65 months from the lease commencement date. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $83,367 and $77,263 for the three months ended September 30, 2024, and 2023.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, South Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $27,346 and $32,100 for the three months ended September 30, 2024, and 2023.

We lease one corporate housing facility, located in Seoul, South Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2024 and was extended by an additional twelve months to September 4, 2025. Rent expense related to this lease were $2,044 and $2,054 for the three months ended September 30, 2024 and 2023, respectively.

Short-term leases with initial terms of twelve months or less are not capitalized, and our lease of corporate housing facility has been considered as short-term lease.

We used discount rates of 7.0% and 6.0% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. The office leases of our Korea-based subsidiary were extensions of previous leases and do not contain any further extension provisions. Rent expenses for the three months ended September 30, 2024, and 2023 were $112,757 and $111,417, respectively. In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the three months ended September 30, 2024, and 2023 are as follows:

	Three Months Ended September 30,
	2024	2023
Operating lease expense	$110,713	$77,263
Short term lease cost	2,044	34,154
Total lease expense	$112,757	$111,417

Remaining lease term-operating lease in San Diego, California	4.7 year
Discount rate-operating lease in San Diego, California	7%

Remaining lease term-operating lease in South Korea	1.9 year
Discount rate-operating lease in South Korea	6%

Operating Leases
Fiscal 2025	$332,222
Fiscal 2026	457,402
Fiscal 2027	371,609
Fiscal 2028	387,437
Fiscal 2029	$363,310
Total lease payments	1,911,980
Less imputed interest	(274,215)
Total	$1,637,765

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

The Harwood and Martin actions have been consolidated into a single action in the U.S. District Court, Southern District of California (San Diego) titled “In re Franklin Wireless Corp. Derivative Litigation”, Case No.: 21cv1837-AJB (MSB). Discovery has been completed and trial is scheduled to begin on December 9, 2024.

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

“Short-Swing” Profits Litigation

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Nosirrah Management LLC v. Franklin Wireless et al., Case # 3:21-cv-01316-RSH-JLB, on or about July 22, 2021, claiming that our Chief Executive Officer, O.C. Kim, violated Section 16(b) of the Securities Exchange Act of 1934 for receiving “short-swing” profits from a sale and purchase of Franklin shares, in violation of that Act. On October 19, 2023, the jury returned a verdict of $2,000,000 in favor of the Company against the Company’s Chief Executive Officer, O.C. Kim. Mr. Kim. Subsequently, the parties entered into a settlement agreement on June 12, 2024, for Mr. Kim to pay $1,000,000, and the appeal by OC Kim was dismissed. On September 23, 2024 the Company and Mr. Kim entered into a Forbearance Agreement to defer payment of the settlement in exchange for deferment of a $1,250,000 bonus for securing a joint venture agreement with MeiG Smart Technology Co., Ltd. to allow Mr. Kim time to pursue remedies with the State of Nevada.

Loan Agreement with Subsidiary

On March 21, 2022, Franklin Wireless Corp. (the “Company”) entered into a Loan Agreement with its South Korean subsidiary, FTI, under which the Company agreed to loan US$10,000,000 to FTI. The Company owns a majority of the outstanding equity of FTI. FTI’s primary business is providing design and development services to the Company for our wireless products. As part of the loan transaction, FTI delivered a $10 million Promissory Note to the Company (the “Note”). In the preparation of consolidated financial statements of the Company, the transactions and balances related to the loan of $10 million, including the accrued interest for the three months ended September 30, 2024, were eliminated as intercompany transactions.

The purpose of the loan is to allow FTI to purchase a facility in South Korea to house its operations, and to provide it with additional working capital. The purchase of such a facility with the loan proceeds is subject to the Company’s reasonable approval. Upon acquisition of the facility, FTI is required to grant the Company a mortgage on it to secure payment of the Note. The Note is for a term of five years, provides for annual payments of interest at 2% per annum, and is due and payable upon maturity. The Note and Loan Agreement includes customary provisions for default and acceleration upon default, and a default interest rate of 7% per annum. FTI has not yet acquired a facility for its operations.

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

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for a severance payment of $3 million if Mr. Kim voluntarily terminates his employment by the Company or if he voluntarily terminates his employment due to a “change in circumstances,” generally defined as a material breach by the Company of its salary and benefit obligations or a significant reduction in Mr. Kim’s title or responsibilities. In the case of a termination of employment by the Company for cause (generally defined as conviction of a felony, or a misdemeanor where imprisonment is imposed, commission of any act of theft, fraud, dishonesty, or material falsification of any employment or Company records, or improper disclosure of the Company’s confidential or proprietary information), the Company is to make a severance payment of $1,500,000. In either case, any unvested options become immediately vested.

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information.  In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, with the first such bonus due on December 31, 2022. For the three months ended September 30, 2024, and 2023, $125,000 bonus had been accrued, respectively, with $1,000,000 and $875,000 accrual bonus balances as of September 30, 2024, and June 30, 2024, respectively.

The employment agreement with OC Kim was renewed and extended by the Board in September 2024 and will continue through October 2027.

Forbearance Agreement

On May 14, 2024, the Company entered into an Agreement for Formation of Corporation (the “Agreement”) with MeiG Smart Technology Co., Ltd. (“MeiG”), a leading supplier of cellular modules, IoT terminals and wireless data solutions. Under the terms of the Agreement, the Company and MeiG are to form a Nevada corporation to be owned 60% by Franklin and 40% by MeiG. The Company will contribute $3,000,000 to the new corporation and MeiG will contribute $2,000,000, each for Common Stock in the new corporation. Under the terms of the Agreement, the new corporation will have a Board of Directors consisting of three members, with two to be appointed by the Company and one to be appointed by MeiG. The new company will engage in worldwide sales, marketing, customer support and operations for telecommunications modules to be provided by MeiG, under such brands or designations as the Board of Directors of the new company will determine. As of September 30, 2024, no contribution for Common Stock has been made by the Company or MeiG.

On September 23, 2024, the Board acknowledged that Mr. Kim had earned an incentive bonus of $1,250,000 for negotiating and securing a joint venture agreement with MeiG Smart Technology Co., Ltd. However, the Company and Mr. Kim entered into a Forbearance Agreement, dated September 23, 2024, under which Mr. Kim agreed to defer the bonus, in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024. The forbearance is to allow Mr. Kim time to pursue remedies with the State of Nevada during the forbearance period (September 23, 2024 to September 23, 2025)

International Tariffs

We believe that our products are currently exempt from international tariffs upon import from our manufacturers to the United States. However, following the 2024 US election, it is possible that tariffs may be imposed on imports, but it is not currently known which countries’ imports will be affected. If such tariffs are imposed, they could have a materially adverse effect on sales and operating results.

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

NOTE 7 – CYBERSECURITY.

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

As of September 30, 2024, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $87,384 and $51,589 compensation expenses recorded under this method for the three months ended September 30, 2024 and 2023, respectively.

A summary of the status of our stock options is presented below as of September 30, 2024:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2024	627,001	$4.24	2.88	$130,200
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired	(7,000)	3.96	–	–
Outstanding as of September 30, 2024	620,001	$4.22	1.63	$434,400

Exercisable as of September 30, 2024	590,605	$4.26	1.60	$399,125

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.58 as of September 30, 2024, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2024, in the amount of 620,001 shares was $3.33 per share. As of September 30, 2024, there was unrecognized compensation cost of $83,199 related to non-vested stock options granted.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2024, and 2023, there have not been any transactions entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 10 – SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated all events or transactions that occurred after September 30, 2024, up through the date the financial statements were available to be issued. During these periods, we did not have any material recognizable subsequent events required to be disclosed to the financial statements as of November 14, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This report contains certain forward-looking statements relating to future events or our future financial performance. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2024, filed on September 30, 2024.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2024, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the three months ended September 30, 2024.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2024 and 2023, our statements of comprehensive income (loss) including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2024		2023

Net sales	100.0%		100.0%
Cost of goods sold	(84.5%	)	(84.3%	)
Gross profit	15.5%		15.7%
Operating expenses	18.3%		21.7%
Loss from operations	(2.8%	)	(6.0%	)
Other income, net	8.0%		2.0%
Net income (loss) before income taxes	5.2%		(4.0%	)
Income tax provisions (benefits)	0.3%		(0.5%	)
Net income (loss)	4.9%		(3.5%	)
Less: noncontrolling interest in net income (loss) of subsidiary	1.0%		(0.8%	)
Net income (loss) attributable to Parent Company stockholders	3.9%		(2.7%	)

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2023

NET SALES - Net sales increased by $3,667,366, or 38.0%, to $13,322,912 for the three months ended September 30, 2024 from $9,655,546 for the corresponding period of 2023. For the three months ended September 30, 2024, net sales by geographic regions, consisting of North America and Asia, were $13,322,448 (100.0% of net sales) and $464 (0.0% of net sales), respectively. For the three months ended September 30, 2023, net sales by geographic regions, consisting of North America and Asia, were $9,655,546 (100.0% of net sales) and $0 (0.0% of net sales), respectively.

Net sales in North America increased by $3,666,902, or 38.0%, to $13,322,448 for the three months ended September 30, 2024 from $9,655,546 for the corresponding period of 2023. The increase in net sales in North America was primarily due to the increased sales of approximately $6.4M for our two wireless products from two major carrier customers for the three months ended September 30, 2024, which was partially offset by the decreased sales of one wireless product by approximately $2.7M, compared to the corresponding period of 2023. Net sales in Asia increased by $464, or 100%, to $464 for the three months ended September 30, 2024 from $0 for the corresponding period of 2023.

GROSS PROFIT - Gross profit increased by $558,342, or 36.9%, to $2,071,502 for the three months ended September 30, 2024 from $1,513,160 for the corresponding period of 2023. The gross profit in terms of net sales percentage was 15.5% for the three months ended September 30, 2024 compared to 15.7% for the corresponding period of 2023.

The increase in gross profit was primarily due to the change in net sales as described above. The decrease in gross profit margin in terms of net sales was primarily driven by a decline in the proportion of high-margin sales while overall sales increased for the three months ended September 30, 2024 compared to the corresponding period of 2023.

OPERATING EXPENSES - Operating expenses increased by $346,608, or 16.5%, to $2,444,285 for the three months ended September 30, 2024 from $2,097,677 for the corresponding period of 2023.

Selling, general, and administrative expenses increased by $189,251, or 15.4%, to $1,419,973 for the three months ended September 30, 2024, from $1,230,722 for the corresponding period of 2023. The increase in selling, general, and administrative expenses was primarily due to the increased legal expenses and payroll expenses of approximately $74,000 and $70,000, respectively.

Research and development expense increased by $157,357, or 18.2%, to $1,024,312 for the three months ended September 30, 2024, from $866,955 for the corresponding period of 2023. The increase in research and development expense was primarily due to the increased sample generations to test new products of approximately $150,000, which typically vary from period to period.

TOTAL OTHER INCOME, NET - Other income, net increased by $872,063, or 442.1%, to $1,069,319 for the three months ended September 30, 2024 from $197,256 for the corresponding period of 2023. The increase was primarily due to the favorable changes in foreign currency and the gain from the appreciation on the currency exchange rates in FTI of approximately $650,000 and the forgiven accrued commission from a customer of approximately $250,000.

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

Our principal source of liquidity as of September 30, 2024 consisted of cash and cash equivalents, as well as short-term investments, of $40,678,153. We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash provided by operating activities for the three months ended September 30, 2024 was $2,670,900, and net cash used in operating activities for the three months ended September 30, 2023 was $5,223,316.

The $2,670,900 in net cash provided by operating activities for the three months ended September 30, 2024 was primarily due to the increase in accounts payable of $3,550,907 as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by the increase of inventories of $1,127,477

The $5,223,316 in net cash used in operating activities for the three months ended September 30, 2023 was primarily due to the decrease in accounts payable of $5,800,795 and the increase of accounts receivable of $978,093 of as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by the decrease in inventory of $1,479,279.

INVESTING ACTIVITIES – Net cash used in investing activities for the three months ended September 30, 2024, and 2023 was $334,785 and $98,759, respectively.

The $334,785 in net cash used in financial activities for the three months ended September 30, 2024 was from the purchased short-term investments of $291,869 and the payments for property and equipment of $21,544, respectively.

The $98,759 in net cash used in investing activities for the three months ended September 30, 2023 was primarily due to the increased short-term investments of $73,832 and the payments for capitalized product development of $22,500.

FINANCING ACTIVITIES - Net cash used in financing activities for the three months ended September 30, 2024, and 2023 was $0 and $1,023, respectively. The $1,023 in net cash used in financial activities for the three months ended September 30, 2023 was from the increased loan interest to an employee.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

We lease approximately 11,400 square feet of office space in San Diego, California, at a monthly rent of $27,789, which commenced on January 1, 2024. This lease will expire on May 31, 2029. In addition to monthly rent, the lease includes payment for certain common area costs. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, South Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility, located in Seoul, South Korea, primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2025.

Rent expenses for the three months ended September 30, 2024, and 2023 were $112,757 and $111,417, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) for the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 6 of the notes to consolidated financial statements for the three months ended September 30, 2024, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 30, 2024 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ Bill Bauer
Bill Bauer
Dated: November 14, 2024		Acting Chief Financial Officer (Principal Financial Officer)

