Form 10-Q
period 2024-12-31
FRANKLIN WIRELESS CORP
filed 2025-02-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The Registrant has 11,784,280 shares of common stock outstanding as of February 14, 2025.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	December 31, 2024
	(Unaudited)	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$20,262,886	$12,266,556
Short-term investments	21,897,186	25,191,271
Accounts receivable, net	1,912,369	1,155,060
Inventories, net	4,169,222	1,425,685
Other current assets	196,402	107,976
Advance payments to vendors	148,283	73,912
Total current assets	48,586,348	40,220,460
Property and equipment, net	82,249	114,939
Intangible assets, net	867,564	1,309,626
Deferred tax assets, non-current	2,969,433	3,184,240
Goodwill	273,285	273,285
Right of use assets, net	1,545,471	1,486,034
Other assets	126,018	131,245
TOTAL ASSETS	$54,450,368	$46,719,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,762,469	$7,262,195
Contract liabilities and advance from customers	164,015	158,771
Accrued liabilities	2,002,924	1,425,146
Lease liabilities, current	351,571	239,727
Total current liabilities	16,280,979	9,085,839
Lease liabilities, non-current	1,193,901	1,257,992
Total liabilities	17,474,880	10,343,831

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding	14,263	14,263
Additional paid-in capital	14,903,883	14,733,300
Retained earnings	25,881,136	25,137,209
Treasury stock, 2,549,208 shares	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,273,253)	(1,182,825)
Total Parent Company stockholders’ equity	35,971,136	35,147,054
Non-controlling interests	1,004,352	1,228,944
Total stockholders’ equity	36,975,488	36,375,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,450,368	$46,719,829

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$17,827,098	$8,847,779	$31,150,010	$18,503,325
Cost of goods sold	(14,585,036)	(8,010,704)	(25,836,446)	(16,153,090)
Gross profit	3,242,062	837,075	5,313,564	2,350,235

Operating expenses:
Selling, general and administrative	1,519,593	1,540,162	2,939,566	2,770,884
Research and development	927,238	852,854	1,951,550	1,719,809
Total operating expenses	2,446,831	2,393,016	4,891,116	4,490,693

Income (loss) from operations	795,231	(1,555,941)	422,448	(2,140,458)

Other (loss) income, net:
Interest income	173,048	151,753	354,852	405,768
Income from governmental subsidy	–	5,466	–	16,566
Gain from the forgiveness of accounts payable and accrued liabilities	–	–	247,592	–
(Loss) gain from foreign currency transactions	(1,008,538)	347,446	(556,591)	148,472
Other income, net	124,541	186,460	312,517	317,575
Total other (loss) income, net	(710,949)	691,125	358,370	888,381
Income (loss) before provision (benefit) for income taxes	84,282	(864,816)	780,818	(1,252,077)
Income tax provision (benefit)	167,727	(215,157)	215,607	(265,217)
Net (loss) income	(83,445)	(649,659)	565,211	(986,860)
Less: noncontrolling interests in net (loss) income of subsidiary at 33.7%	(308,804)	114,956	(175,335)	35,451
Less: noncontrolling interests in net loss of subsidiary at 40.0%	(3,381)	–	(3,381)	–
Net income (loss) attributable to Parent Company	$228,740	$(764,615)	$743,927	$(1,022,311)

Earnings (loss) per share attributable to Parent Company stockholders - basic	$0.02	$(0.06)	$0.06	$(0.09)
Earnings (loss) per share attributable to Parent Company stockholders - diluted	$0.02	$(0.06)	$0.06	$(0.09)

Weighted average common shares outstanding - basic	11,784,280	11,784,280	11,784,280	11,784,280
Weighted average common shares outstanding - diluted	11,838,850	11,784,280	11,823,672	11,784,280

Comprehensive income (loss)
Net (loss) income	$(83,445)	$(649,659)	$565,211	$(986,860)
Translation adjustments	(264,428)	139,112	(136,304)	65,643
Comprehensive (loss) income	(347,873)	(510,547)	428,907	(921,217)
Less: comprehensive (loss) income attributable to non-controlling interest	(312,185)	114,956	(178,716)	35,451
Less: foreign exchange translation attributable to non-controlling interest	(89,000)	–	(45,876)	–
Comprehensive income (loss) attributable to controlling interest	$53,312	$(625,503)	$653,499	$(956,668)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended December 31, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance – June 30, 2024	11,784,280	$14,263	$14,733,300	$25,137,209	$(3,554,893)	$(1,182,825)	$1,228,944	$36,375,998
Net income attributable to Parent Company	–	–	–	515,187	–	–	–	515,187
Foreign exchange translation	–	–	–	–	–	85,000	43,124	128,124
Comprehensive income attributable to noncontrolling interest	–	–	–	–	–	–	133,469	133,469
Stock based compensation	–	–	87,384	–	–	–	–	87,384
Balance – September 30, 2024	11,784,280	$14,263	$14,820,684	$25,652,396	$(3,554,893)	$(1,097,825)	$1,405,537	$37,240,162
Net income attributable to Parent Company	–	–	–	228,740	–	–	–	228,740
Foreign exchange translation	–	–	–	–	–	(175,428)	(89,000)	(264,428)
Comprehensive loss attributable to noncontrolling interest	–	–	–	–	–	–	(312,185)	(312,185)
Stock based compensation	–	–	83,199	–	–	–	–	83,199
Balance – December 31, 2024	11,784,280	$14,263	$14,903,883	$25,881,136	$(3,554,893)	$(1,273,253)	$1,004,352	$36,975,488

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended December 31, 2023 (Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance - June 30, 2023	11,784,280	$14,263	$14,438,196	$29,101,225	$(3,554,893)	$(1,071,930)	$1,487,967	$40,414,828
Net loss attributable to Parent Company	–	–	–	(257,696)	–	–	–	(257,696)
Foreign exchange translation	–	–	–	–	–	(73,469)	–	(73,469)
Comprehensive loss attributable to noncontrolling interest	–	–	–	–	–	–	(79,505)	(79,505)
Stock based compensation	–	–	51,589	–	–	–	–	51,589
Balance – September 30, 2023	11,784,280	$14,263	$14,489,785	$28,843,529	$(3,554,893)	$(1,145,399)	$1,408,462	$40,055,747
Net loss attributable to Parent Company	–	–	–	(764,615)	–	–	–	(764,615)
Foreign exchange translation	–	–	–	–	–	139,112	–	139,112
Comprehensive income attributable to noncontrolling interest	–	–	–	–	–	–	114,956	114,956
Stock based compensation	–	–	87,191	–	–	–	–	87,191
Balance – December 31, 2023	11,784,280	$14,263	$14,576,976	$28,078,914	$(3,554,893)	$(1,006,287)	$1,523,418	$39,632,391

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended December 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$565,211	$(986,860)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,970	20,510
Amortization of intangible assets	471,586	490,244
Loss from foreign currency transactions	585,283	–
Gain from trading a vehicle	(3,563)	–
Stock based compensation	170,583	138,780
Forgiveness of debt	(247,592)	–
Amortization of right of use assets	(102,896)	152,665
Deferred tax (benefit) provision	214,807	(266,192)
Increase (decrease) in cash due to change in:
Accounts receivable	(866,389)	(4,495,638)
Inventories	(2,751,477)	2,581,682
Other current assets	6,707	(85,409)
Advance to vendors	(83,527)	(56,791)
Prepaid income taxes	–	(124,583)
Other assets	–	(12,060)
Accounts payable	6,501,820	(3,869,191)
Contract liabilities and advance from customers	5,244	112,781
Accrued liabilities	838,564	365,632
Lease liabilities	91,211	(159,104)
Net cash provided by (used in) operating activities	5,412,542	(6,193,534)

CASH FLOW FROM INVESTING ACTIVITIES:
Sales (purchases) of short-term investments	2,685,688	(779,571)
Cash proceeds from sales of a vehicle	10,500	–
Purchases of property and equipment	(24,784)	(15,961)
Payments for capitalized product development costs and intangible assets	(39,587)	(73,949)
Net cash provided by (used in) investing activities	2,631,817	(869,481)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan to an employee	–	(2,046)
Net cash used in financing activities	–	(2,046)

Effect of foreign currency translation	(48,029)	65,643
Net increase (decrease) in cash and cash equivalents	7,996,330	(6,999,418)
Cash and cash equivalents, beginning of period	12,266,556	12,241,286
Cash and cash equivalents, end of period	$20,262,886	$5,241,868

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(800)	$(975)

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

Principles of Consolidation

As of June 30, 2024, the consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. (“FTI”), with a majority voting interest of 66.3% (approximately 33.7% is owned by noncontrolling interests) as of June 30, 2024. As of December 31, 2024, the consolidated financial statements include the accounts of the Company and its subsidiaries, FTI and Sigbeat Inc. (“Sigbeat”), with majority voting interests of 66.3% and 60.0%, respectively, (approximately 33.7% and 40.0% are owned by noncontrolling interests, respectively). In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings (loss) are reduced by the portion of the net earnings (loss) of the subsidiary or subsidiaries applicable to noncontrolling interests.

On May 14, 2024, the Company entered into an Agreement for Formation of Corporation (the “Agreement”) with MeiG Smart Technology Co., Ltd., leading supplier of cellular modules, IoT terminals and wireless data solutions (“MeiG”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its supplier partner. The parties contributed a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by the Company and one appointed by MeiG. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determine.

Pursuant to the Agreement, in July 2024, Sigbeat entered into a stock subscription agreement with an affiliate of MeiG, Forge International Co., Ltd. (“Forge”), for the purchase of 400,000 shares of Common Stock, representing 40% of the total outstanding Common Stock of Sigbeat. On December 23, 2024, and January 9, 2025, the Company contributed $600,000 and $2,400,000 for Common Stock, respectively, and, on January 16, 2025, Forge contributed $2,000,000 for Common Stock.

Reclassifications

Certain amounts on the prior period’s consolidated financial statements were regrouped and reclassified to conform to current-year presentation, with no effect on total stockholders’ equity.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2024, noncontrolling interests represent approximately 33.7% equity interest in FTI held by a minority shareholder, and, as of December 31, 2024, noncontrolling interests represent approximately 33.7% equity interest in FTI and 40.0% equity interest in Sigbeat held by a minority shareholder.

As of December 31, 2024, the non-controlling interests were $1,004,352, which represents a $224,592 decrease from $1,228,944 as of June 30, 2024. The decrease of $224,592 in the non-controlling interest consists of $175,335 and $3,381 from the losses in the FTI and Sigbeat of $520,940 and $8,452, respectively, as well as $45,876 of foreign exchange translation attributable to non-controlling interest incurred for the six months ended December 31, 2024.

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

We generate revenue from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2024	2023	2024	2023
North America	$17,827,098	$8,753,451	$31,149,546	$18,408,997
Asia	–	94,328	464	94,328
Totals	$17,827,098	$8,847,779	$31,150,010	$18,503,325

Long-lived assets, net (property and equipment and intangible assets):	December 31, 204	June 30, 2024
North America	$780,434	$1,218,139
Asia	169,379	206,426
Totals	$949,813	$1,424,565

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of December 31, 2024, we did not record any reserve for unfunded commitments and doubtful accounts.

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

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, those provisions for the six months ended December 31, 2024 and 2023 were not material.

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

The balances of our trade receivables are as follows:

	December 31, 2024	June 30, 2024
Accounts Receivable	$1,912,369	$1,155,060

We did not have any un-invoiced receivables in the periods ended December 31, 2024, and June 30, 2024.

Our contract liabilities are as follows:

	December 31, 2024	June 30, 2024
Undelivered products	$164,015	$158,771

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.4% and 98.6% of net sales for the six months ended December 31, 2024 and 2023, respectively. Revenue recognized over a period of time for non-recurring engineering projects is based on the percent completion of a project and accounted for 0.0% and 0.5% of net sales for the six months ended December 31, 2024 and 2023, respectively. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of December 31, 2024 and 2023, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $208,917 and $454,150 associated with capitalized product development costs associated with complete technology for the three and six months ended December 31, 2024, respectively, and approximately $239,688 and $479,312 for the three and six months ended December 31, 2023, respectively.

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

The costs of product development that are capitalized once technological feasibility is determined (noted as technology in progress in the Intangible Assets table in NOTE 4-INTANGIBLE ASSETS, NET) include related licenses, certification costs, payroll, employee benefits, and other headcount-related expenses associated with product development. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using straight-line amortization. The amortization begins when the products are available for general release to our customers.

As of December 31, 2024, and June 30, 2024, capitalized product development costs in progress were $26,500 and $0, respectively, and are included in intangible assets in our consolidated balance sheets. For the three and six months ended December 31, 2024, we incurred $17,981 and $31,981, respectively, and for the three and six months ended December 31, 2023, we incurred $46,233 and $68,733, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $927,238 and $852,854 for the three months ended December 31, 2024 and 2023, respectively, and $1,951,550 and $1,719,809 for the six months ended December 31, 2024 and 2023, respectively.

Warranties

We provide a warranty for a period of twelve (12) to eighteen (18) months, which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $94,742 and $51,498 for the three months ended December 31, 2024 and 2023, respectively, and $172,855 and $103,948 for the six months ended December 31, 2024 and 2023, respectively.

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

Inventories, Net

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of December 31, 2024, and June 30, 2024, we have recorded inventory reserves in the amount of $91,482 for obsolete or slow-moving inventory.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized for the six months ended December 31, 2024, and 2023.

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

As of December 31, 2024, and June 30, 2024, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2024, we have no material unrecognized tax benefits. We recorded income tax provisions of $167,727 and $215,607 for the three and six months ended December 31, 2024, respectively, and benefits of $215,157 and $265,217 for the three and six months ended December 31, 2023, respectively. We also recorded a decrease in deferred tax asset, non-current, of $166,927 and $214,807 for the three and six months ended December 31, 2024, respectively, and an increase in deferred tax asset, non-current, of $215,332 and $266,192 for the three and six months ended December 31, 2023, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2024, sales to our two largest customers accounted for 94.5% of our consolidated net sales, and 82.9% of our accounts receivable balance as of December 31, 2024. In the same period of 2023, sales to our two largest customers accounted for 88% of our consolidated net sales, and 99% of our accounts receivable balance as of December 31, 2023. No other customers accounted for more than ten percent of total net sales for the six months ended December 31, 2024 and 2023.

For the six months ended December 31, 2024, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact on the Company's revenue. For the six months ended December 31, 2024, we purchased wireless data products from these manufacturers in the amount of $25,125,060, or 91.4% of total purchases, and had related accounts payable of $11,973,285 as of December 31, 2024. In the same period of 2023, we purchased wireless data products from these manufacturers in the amount of $12,902,543, or 99% of total purchases, and had related accounts payable of $8,662,206 as of December 31, 2023.

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

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The ASU is effective on a prospective or retrospective basis for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03, “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

We hold a 66.3% ownership in Franklin Technology Inc. (“FTI”), a research and development company based in Seoul, South Korea. FTI primarily provides design and development services for our wireless products. We hold a 60% ownership interest in Sigbeat Inc., based in San Diego, California (“Sigbeat”), which will engage in worldwide sales, marketing, customer support and operations for telecommunications modules. Our products are generally marketed and sold directly to wireless operators and indirectly through strategic partners and distributors. Our primary markets are in North America and Asia.

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

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS, NET

The definite lived intangible assets consisted of the following as of December 31, 2024:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	26,500	–	26,500
Software	5 years	1.1 years	430,091	327,840	102,251
Patents	10 years	6.6 years	69,263	26,915	42,348
Certifications & licenses	3 years	1.1 years	3,929,490	3,233,025	696,465
Total as of December 31, 2024			$4,473,741	$3,606,177	$867,564

The definite lived intangible assets consisted of the following as of June 30, 2024:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.6 years	489,992	365,526	124,466
Patents	10 years	6.7 years	67,373	27,345	40,028
Certifications & licenses	3 years	1.4 years	3,924,007	2,778,875	1,145,132
Total as of June 30, 2024			$4,499,769	$3,190,143	$1,309,626

Amortization expense recognized for the three months ended December 31, 2024 and 2023 was $217,591 and $245,326, respectively, and for the six months ended December 31, 2024 and 2023 was $471,586 and $490,244, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2025	FY2026	FY2027	FY2028	FY2029	Thereafter
Total	$360,266	$401,660	$46,168	$20,575	$12,395	$–

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	December 31, 2024	June 30, 2024
Accrued payroll deductions owed to government entities	$53,337	$49,452
Accrued salaries and bonuses (1)	1,150,001	875,000
Accrued vacation	131,960	164,884
Accrued commission to a service provider	–	15,000
Accrued commission to a customer (2) (3)	594,408	247,592
Other accrued liabilities (4)	73,218	73,218
Total	$2,002,924	$1,425,146

(1)

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for the payment of an incentive to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, which will be total amount of $2M, with the first such bonus accrued on December 31, 2022. An incentive of $250,000 has been accrued for each of the six months ended December 31, 2024, and 2023, with $1,125,000 and $875,000 accrued bonus as of December 31, 2024, and June 30, 2024, respectively. As of December 31, 2024, no payment for the accrued bonuses has been made by the Company.

The Company also awarded and accrued a bonus of $25,001 to OC Kim, its President, for the increased sales for the six months ended December 31, 2024, and payment of the accrued bonus of $25,001 was made by the Company in January 2025.

(2)	We accrued a commission of approximately $650,000 to a customer to provide financial support for its sales program during the 2021 fiscal year. Of the amount accrued, total payments were made of approximately $400,000 in the form of credit memos. The remaining balance of approximately $250,000 as of June 30, 2024, was eliminated/written-off as of September 30, 2024 because it was confirmed that the liability no longer existed.

(3)

We accrued a commission of $141,178 and $594,408 to a customer to provide financial support for the marketing and promotion programs of our products for the three and six months ended December 31, 2024, respectively.

(4)

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

We leased approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease that expired in December 2023. On October 19, 2023, we signed a lease for office space consisting of approximately 11,400 square feet, located in San Diego, California, at a monthly rent of $27,789, which commenced on January 1, 2024. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space is 65 months from the lease commencement date. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense for this office space was $83,367 and $77,263 for the three months ended December 31, 2024 and 2023, respectively, and $166,734 and $154,526 for the six months ended December 31, 2024 and 2023, respectively.

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

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $8,000, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,700, both located in Seoul, South Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $26,475 and approximately $32,100 for the three months ended December 31, 2024 and 2023, respectively, and $53,821 and approximately $64,200 for the six months ended December 31, 2024 and 2023.

We lease one corporate housing facility, located in Seoul, South Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2024 and was extended by an additional twelve months to September 4, 2025. Rent expense related to this lease was $2,014 and $2,061 for the three months ended December 31, 2024 and 2023, respectively, and $4,058 and $4,115 for the six months ended December 31, 2024 and 2023, respectively.

We lease one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027. Rent expense related to this lease was $496 for the three and six months ended December 31, 2024, and $0 for the three and six months ended December 31, 2023, respectively.

Short-term leases with initial terms of twelve months or less are not capitalized, and our leases of the South Korean offices and corporate housing facility have been considered as short-term lease.

We used discount rates of 7.0% and 6.0% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively, and used a discount rate of 7.0% in determining our lease liabilities for the vehicle. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. The office leases of our Korea-based subsidiary were extensions of previous leases and do not contain any further extension provisions. Rent expenses for the six months ended December 31, 2024 and 2023 were $225,109 and $365,829, respectively.

In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the three months ended December 31, 2024, and 2023 are as follows:

	Six Months Ended December 31,
	2024	2023
Operating lease expense	$220,555	$154,526
Additional charges for the prior operating lease in dispute	–	142,978
Vehicle lease expense	496	–
Short term lease cost	4,058	68,315
Total lease expense	$225,109	$365,819

Remaining lease term-operating lease in San Diego, California	4.4 year
Discount rate-operating lease in San Diego, California	7%

Remaining lease term-operating lease in South Korea	1.7 year
Discount rate-operating lease in South Korea	6%

Remaining lease term-vehicle lease in San Diego, California	2.9 year
Discount rate-vehicle lease in San Diego, California	7%

Operating Leases
Fiscal 2025	$212,072
Fiscal 2026	451,826
Fiscal 2027	375,636
Fiscal 2028	389,915
Fiscal 2029	363,310
Total lease payments	1,792,759
Less imputed interest	(247,287)
Total	$1,545,472

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

FTI Litigation in Korea

In January of 2025 our South Korea-based subsidiary, Franklin Telecommunications, Inc. (“FTI”) was sued by Partron Co., Ltd., a South Korean manufacturer of electronic parts for mobile and telecommunication devices (“Partron”). The complaint, filed in Seoul Central District Court, alleges that FTI requested Partron to prepare semiconductor components to be included in FTI’s products for resale to third parties. The complaint also alleges that FTI and Partron had entered into a Confidentiality Agreement under which Partron shared the login credentials for its Qualcomm account and that FTI used such access for the design of the products but contracted with another vendor to produce the components. It further alleges that Partron ordered a large quantity of semiconductor components from its business partners, such as Qualcomm and Dasaron Corporation, in reliance on such requests from FTI, but FTI failed to complete the purchase of such components from Partron. Parton alleges that it paid its suppliers for such components, but that FTI failed to purchase the components from Partron, resulting in damages, including interest, of $8,126,786, under the South Korean Unfair Competition Prevention Act and other legal theories.

The Company owns approximately 66.34% of the outstanding equity securities of FTI. The action does not name the Company as a defendant. FTI has advised the Company that it does not believe the allegations are supported by the facts and it intends to vigorously oppose the action.

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

The Harwood and Martin actions have been consolidated into a single action in the U.S. District Court, Southern District of California (San Diego) titled “In re Franklin Wireless Corp. Derivative Litigation,” Case No.: 21cv1837-AJB (MSB). A jury trial was held in December 2024. On December 19th, 2024, after an 8 day trial, the jury returned a verdict finding only nominal damages of $0.99 against a single director and no damages against all other defendants.

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

“Short-Swing” Profits Litigation

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Nosirrah Management LLC v. Franklin Wireless et al., Case # 3:21-cv-01316-RSH-JLB, on or about July 22, 2021, claiming that our Chief Executive Officer, O.C. Kim, violated Section 16(b) of the Securities Exchange Act of 1934 for receiving “short-swing” profits from a sale and purchase of Franklin shares, in violation of that Act. On October 19, 2023, the jury returned a verdict of $2,000,000 in favor of the Company against the Company’s Chief Executive Officer, O.C. Kim. Mr. Kim. Subsequently, the parties entered into a settlement agreement on June 12, 2024, for Mr. Kim to pay $1,000,000, and the appeal by OC Kim was dismissed. On September 23, 2024 the Company and Mr. Kim entered into a Forbearance Agreement to defer payment of the settlement in exchange for deferment of a $1,250,000 bonus for securing a joint venture agreement to allow Mr. Kim time to pursue remedies with the State of Nevada.

Loan Agreement with Subsidiary, FTI

On March 21, 2022, Franklin Wireless Corp. (the “Company”) entered into a Loan Agreement with its South Korean subsidiary, FTI, under which the Company agreed to loan US$10,000,000 to FTI. The Company owns a majority of the outstanding equity of FTI. FTI’s primary business is providing design and development services to the Company for our wireless products. As part of the loan transaction, FTI delivered a $10 million Promissory Note to the Company (the “Note”). In the preparation of consolidated financial statements of the Company, the transactions and balances related to the loan of $10 million, including the accrued interest for the six months ended December 31, 2024, were eliminated as intercompany transactions.

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

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information.  In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, with the first such bonus due on December 31, 2022. For the three months ended December 31, 2024, and 2023, $125,000 bonus had been accrued, respectively, with $1,125,000 and $875,000 accrual bonus balances as of December 31, 2024, and June 30, 2024, respectively.

The employment agreement with OC Kim was renewed and extended by the Board in September 2024 and will continue through October 2027.

Forbearance Agreement

On May 14, 2024, the Company entered into an Agreement for Formation of Corporation (the “Agreement”) with MeiG Smart Technology Co., Ltd., leading supplier of cellular modules, IoT terminals and wireless data solutions (“MeiG”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its supplier partner. The parties contributed a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by the Company and one appointed by MeiG. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determine.

Pursuant to the Agreement, in July 2024, Sigbeat entered into a stock subscription agreement with an affiliate of MeiG, Forge International Co., Ltd. (“Forge”), for the purchase of 400,000 shares of Common Stock, representing 40% of the total outstanding Common Stock of Sigbeat. On December 23, 2024, and January 9, 2025, the Company contributed $600,000 and $2,400,000 for Common Stock, respectively, and, on January 16, 2025, Forge contributed $2,000,000 for Common Stock.

On September 23, 2024, the Board acknowledged that Mr. Kim had earned an incentive bonus of $1,250,000 for negotiating and securing a joint venture agreement with its partner. However, the Company and Mr. Kim entered into a Forbearance Agreement, dated September 23, 2024, under which Mr. Kim agreed to defer the bonus, in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024. The forbearance is to allow Mr. Kim time to pursue remedies with the State of Nevada during the forbearance period (September 23, 2024 to September 23, 2025)

International Tariffs

Our products are currently manufactured in Vietnam. We believe that our products are currently exempt from international tariffs upon import from our manufacturers to the United States. However, following the 2024 US election, it is possible that tariffs may be imposed on imports, but it is not currently known which countries’ imports will be affected. If such tariffs are imposed, they could significantly increase our costs to import devices and potentially reduce or even eliminate our ability to earn profits from the sale of our devices. Should we be required to use device manufacturing companies located outside of tariffed countries we will incur significant delays in production and possibly lose sales as a result of those changes and delays. Any such reduction in profit margins, lost sales and or increased costs would likely have a negative impact on the price of our shares in the market.

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

NOTE 7 – CYBERSECURITY

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

As of December 31, 2024, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

NOTE 8 - LONG-TERM INCENTIVE PLAN AWARDS

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $170,583 and $138,780 compensation expenses recorded under this method for the six months ended December 31, 2024 and 2023, respectively.

A summary of the status of our stock options is presented below as of December 31, 2024:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2024	627,001	$4.24	2.88	$130,200
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired	(20,000)	4.90	–	–
Outstanding as of December 31, 2024	607,001	$4.20	1.40	$550,240

Exercisable as of December 31, 2024	607,001	$4.20	1.40	$550,240

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.90 as of December 31, 2024, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2024, in the amount of 607,001 shares was $3.32 per share. As of December 31, 2024, there was unrecognized compensation cost of $0 related to non-vested stock options granted.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

On May 14, 2024, the Company entered into an Agreement for Formation of Corporation (the “Agreement”) with MeiG Smart Technology Co., Ltd., leading supplier of cellular modules, IoT terminals and wireless data solutions (“MeiG”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its supplier partner. The parties contributed a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by the Company and one appointed by MeiG. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determine.

Pursuant to the Agreement, in July 2024, Sigbeat entered into a stock subscription agreement with an affiliate of MeiG, Forge International Co., Ltd. (“Forge”), for the purchase of 400,000 shares of Common Stock, representing 40% of the total outstanding Common Stock of Sigbeat. On December 23, 2024, and January 9, 2025, the Company contributed $600,000 and $2,400,000 for Common Stock, respectively, and, on January 16, 2025, Forge contributed $2,000,000 for Common Stock.

On June 20, 2024 the Company entered into a Purchase and Supply Agreement with Forge. This Agreement outlines the terms under which Company purchases certain products from Forge for resale to the Company’s customers.

For the three and six months ended December 31, 2024, the Company purchased wireless data products from Forge in the amount of approximately $5.5 million and $7 million, respectively, and had related accounts payable of approximately $5.5 million as of December 31, 2024, and approximately $177,000 as of June 30, 2024. Excluding what was previously described, there have not been any transactions entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 10 – SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated all events or transactions that occurred after December 31, 2024, up through the date the financial statements were available to be issued. during these periods, we did not have any material recognizable subsequent events required to be disclosed to the financial statements as of February 14, 2025.

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

We hold a 66.3% ownership in Franklin Technology Inc. (“FTI”), a research and development company based in Seoul, South Korea. FTI primarily provides design and development services for our wireless products. We hold a 60% ownership interest in Sigbeat Inc., based in San Diego, California (“Sigbeat”), which will engage in worldwide sales, marketing, customer support and operations for telecommunications modules. Our products are generally marketed and sold directly to wireless operators and indirectly through strategic partners and distributors. Our primary markets are in North America and Asia.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2024, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the three and six months ended December 31, 2024.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2024 and 2023, our statements of comprehensive income (loss) (unaudited) including data expressed as a percentage of sales:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2024		2023		2024		2023

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	(81.8%	)	(90.5%	)	(82.9%	)	(87.3%	)
Gross profit	18.2%		9.5%		17.1%		12.7%
Operating expenses	13.7%		27.1%		15.7%		24.3%
Income (loss) from operations	4.5%		(17.6%	)	1.4%		(11.6%	)
Other (expense) income, net	(4.0%	)	7.8%		1.1%		4.8%
Net income (loss) before income taxes	0.5%		(9.8%	)	2.5%		(6.8%	)
Income tax (benefit) provision	0.9%		(2.5%	)	0.7%		(1.5%	)
Net (loss) income	(0.4%	)	(7.3%	)	1.8%		(5.3%	)
Less: non-controlling interest in net (loss) income of subsidiary	(1.7%	)	1.3%		(0.6%	)	0.2%
Net income (loss) attributable to Parent Company stockholders	1.3%		(8.6%	)	2.4%		(5.5%	)

THREE MONTHS ENDED DECEMBER 31, 2024 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2023

NET SALES - Net sales increased by $8,979,319, or 101.5%, to $17,827,098 for the three months ended December 31, 2024 from $8,847,779 for the corresponding period of 2023. For the three months ended December 31, 2024, net sales by geographic regions, consisting of North America and Asia, were $17,827,098 (100% of net sales) and $0 (0% of net sales), respectively. For the three months ended December 31, 2023, net sales by geographic regions, consisting of North America and Asia, were $8,753,451 (98.9% of net sales) and $94,328 (1.1% of net sales), respectively.

Net sales in North America increased by $9,073,647, or 103.7%, to $17,827,098 for the three months ended December 31, 2024 from $8,753,451 for the corresponding period of 2023. The increase in net sales was primarily due to increased demand from our major carrier customers. Net sales in Asia decreased by $94,328, or 100%, to $0 for the three months ended December 31, 2023 from $94,328 for the corresponding period of 2023. The decrease in net sales was primarily due to the absence of revenue generated from Wi-Fi router sales by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $2,404,987, or 287.3%, to $3,242,062 for the three months ended December 31, 2024 from $837,075 for the corresponding period of 2023. The gross profit in terms of net sales percentage was 18.2% for the three months ended December 31, 2024, compared to 9.5% for the corresponding period of 2023. The increase in gross profit and gross profit in terms of net sales percentage for the three months ended December 31, 2024, was primarily due to the increase in net sales as described above and the fact that the increased sales were of higher margin products. .

OPERATING EXPENSES - Operating expenses increased by $53,815, or 2.2%, to $2,446,831 for the three months ended December 31, 2024 from $2,393,016 for the corresponding period of 2023.

Selling, general, and administrative expenses decreased by $20,569, or 1.3%, to $1,519,593 for the three months ended December 31, 2024, from $1,540,162 for the corresponding period of 2023. Research and development expense increased by $74,384, or 8.7%, to $927,238 for the three months ended December 31, 2024, from $852,854 for the corresponding period of 2023. The increase in research and development expense was primarily due to the increased research and development costs and the related payroll expense of approximately $64,000 and $10,000, respectively, which is the mixed result of the timing of research and development activities and the number of active projects and typically vary from period to period.

OTHER (EXPENSE) INCOME, NET - Other (expense) income, net decreased by $1,402,074, or 202.9%, to ($710,949) for the three months ended December 31, 2024 from $691,125 for the corresponding period of 2023. The decrease was primarily due to the increased loss of $1,355,984 from the unfavorable changes in foreign currency exchange rates in FTI.

SIX MONTHS ENDED DECEMBER 31, 2024 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2023

NET SALES - Net sales increased by $12,646,685, or 68.3%, to $31,150,010 for the six months ended December 31, 2024 from $18,503,325 for the corresponding period of 2023. For the six months ended December 31, 2024, net sales by geographic regions, consisting of North America and Asia, were $31,149,546 (100% of net sales) and $464 (0.0% of net sales), respectively. For the six months ended December 31, 2023, net sales by geographic regions, consisting of North America and Asia, were $18,408,997 (99.5% of net sales) and $94,328 (0.5% of net sales), respectively.

Net sales in North America increased by $12,740,549, or 69.2%, to $31,149,546 for the six months ended December 31, 2024 from $18,408,997 for the corresponding period of 2023. The increase in net sales was primarily due to increased demand from our major carrier customers. Net sales in Asia decreased by $93,864, or 99.5%, to $464 for the six months ended December 31, 2024 from $94,328 for the corresponding period of 2023. The decrease in net sales was primarily due to the absence of revenue generated from Wi-Fi router sales by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit increased by $2,963,329, or 126.1%, to $5,313,564 for the six months ended December 31, 2024 from $2,350,235 for the corresponding period of 2023. The gross profit in terms of net sales percentage was 17.1% for the six months ended December 31, 2023 compared to 12.7% for the corresponding period of 2023. The increase in gross profit and gross profit in terms of net sales percentage for the six months ended December 31, 2024, was primarily due to the change in net sales as described above. The amortization expenses associated with the completed capitalized product development costs that are included in the cost of goods sold declined the gross profits and gross profits in terms of net sales percentages in both periods.

OPERATING EXPENSES – Operating expenses increased by $400,423, or 8.9%, to $4,891,116 for the six months ended December 31, 2024 from $4,490,693 for the corresponding period of 2023.

Selling, general, and administrative expenses increased by $168,682, or 6.1%, to $2,939,566 for the six months ended December 31, 2024, from $2,770,884 for the corresponding period of 2023. The increase in selling, general, and administrative expenses was primarily due to the increased payroll expenses, legal fees, and compensation expenses related to stock options of approximately $150,000, $85,000, and $66,000, respectively, which was offset by the decreased rent expense of the operating leases by approximately $130,000.

Research and development expense increased by $231,741, or 13.5%, to $1,951,550 for the six months ended December 31, 2024, from $1,719,809 for the corresponding period of 2023. The increase in research and development expense was primarily due to the increased research and development costs and the related payroll expense of approximately $216,000 and $16,000, respectively, which is the mixed result of the timing of research and development activities and the number of active projects and typically vary from period to period.

OTHER INCOME, NET – Other income, net decreased by $530,011, or 59.7%, to $358,370 for the six months ended December 31, 2024 from $888,381 for the corresponding period of 2023. The decrease was primarily due to the increased loss of $705,063 from the unfavorable changes in foreign currency exchange rates in FTI and the decreased interest income of approximately $50,000 from deposits, which was partially offset by the increased forgiven liabilities of approximately $250.000.

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

Our principal source of liquidity as of December 31, 2024 consisted of cash and cash equivalents, as well as short-term investments, of $42,160,072. We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash provided by operating activities for the six months ended December 31, 2024 was $5,412,542, and net cash used in operating activities for the six months ended December 31, 2023 was $6,193,534.

The $5,412,542 in net cash provided by operating activities for the six months ended December 31, 2024 was primarily due to the increase in accounts payable and accrued liabilities of $6,501,820 and $838,564 as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by the increase in inventories of $2,751,477.

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

INVESTING ACTIVITIES – Net cash provided by investing activities for the six months ended December 31, 2024 was $2,631,817, and net cash used in investing activities for the six months ended December 31, 2023 was $869,481.

The $2,631,817 in net cash provided by investing activities for the six months ended December 31, 2024 was primarily due to the sales of short-term investments of $2,685,688, which were offset by the payments for capitalized product development and property and equipment of $31,981 and $24,784, respectively.

The $869,481 in net cash used in investing activities for the six months ended December 31, 2023 was primarily due to the purchase of short-term investments of $779,571 and the payments for capitalized product development of $68,733.

FINANCING ACTIVITIES - Net cash used in financing activities for the six months ended December 31, 2024, and 2023 was $0 and $2,046, respectively. The $2,046 in net cash used in financial activities for the six months ended December 31, 2023 was from the increased loan interest to an employee.

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

We lease one corporate housing facility, located in Seoul, South Korea, primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2025. We lease one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027.

Rent expenses for the three months ended December 31, 2024 and 2023 were $112,352 and $254,402, respectively. Rent expenses for the six months ended December 31, 2024 and 2023 were $225,109 and $365,829, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the six months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 6 of the notes to consolidated financial statements for the six months ended December 31, 2024, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 30, 2024 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. We are planning to replace one model this year and one model next year that are reaching end of life with new models. Any of the risks discussed in our Annual Report, including risks related to developing new models, could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the six months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Franklin Wireless Corp.

By:	/s/ OC Kim
OC Kim
President
(Principal Executive Officer)

By:	/s/ Reid Granados
Reid Granados
Acting Chief Financial Officer
(Principal Financial Officer)

Dated: February 14, 2025

