Form 10-Q
period 2025-03-31
FRANKLIN WIRELESS CORP
filed 2025-05-15
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The Registrant has 11,784,280 shares of common stock outstanding as of May 15, 2025.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	March 31, 2025
	(Unaudited)	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$12,802,614	$12,266,556
Short-term investments	25,336,723	25,191,271
Accounts receivable, net	3,004,809	1,155,060
Other receivable due from officer	1,000,000	–
Inventories, net	1,445,620	1,425,685
Other current assets	237,760	107,976
Advance payments to vendors	116,313	73,912
Total current assets	43,943,839	40,220,460
Property and equipment, net	72,569	114,939
Intangible assets, net	868,809	1,309,626
Deferred tax assets, non-current	2,966,841	3,184,240
Goodwill	273,285	273,285
Right of use assets, net	1,460,159	1,486,034
Other assets	126,232	131,245
TOTAL ASSETS	$49,711,734	$46,719,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,232,919	$7,262,195
Contract liabilities and advance from customers	121,660	158,771
Accrued liabilities	3,544,972	1,425,146
Lease liabilities, current	359,198	239,727
Total current liabilities	10,258,749	9,085,839
Lease liabilities, non-current	1,119,012	1,257,992
Total liabilities	11,377,761	10,343,831

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding	14,263	14,263
Additional paid-in capital	14,903,883	14,733,300
Retained earnings	25,236,350	25,137,209
Treasury stock, 2,549,208 shares	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,275,780)	(1,182,825)
Total Parent Company stockholders’ equity	35,323,823	35,147,054
Non-controlling interests	3,010,150	1,228,944
Total stockholders’ equity	38,333,973	36,375,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,711,734	$46,719,829

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	$8,009,619	$6,176,499	$39,159,629	$24,679,824
Cost of goods sold	(6,655,739)	(5,659,050)	(32,492,185)	(21,812,140)
Gross profit	1,353,880	517,449	6,667,444	2,867,684

Operating expenses:
Selling, general and administrative	2,526,220	1,261,147	5,465,786	4,032,031
Research and development	794,213	811,470	2,745,763	2,531,279
Total operating expenses	3,320,433	2,072,617	8,211,549	6,563,310

Loss from operations	(1,966,553)	(1,555,168)	(1,544,105)	(3,695,626)

Other income (loss), net:
Interest income	184,254	155,433	539,106	561,201
Income from governmental subsidy	–	(59)	–	16,507
Litigation settlement income	1,000,000	–	1,000,000	–
Gain from the forgiveness of accounts payable and accrued liabilities	–	–	247,592	–
Gain (loss) from foreign currency transactions	40,067	(366,078)	(516,524)	(217,606)
Other income, net	107,118	142,788	419,635	460,363
Total other income (loss), net	1,331,439	(67,916)	1,689,809	820,465
(Loss) income before provision (benefit) for income taxes	(635,114)	(1,623,084)	145,704	(2,875,161)
Income tax provision (benefit)	2,592	(312,764)	218,199	(577,981)
Net loss	(637,706)	(1,310,320)	(72,495)	(2,297,180)
Less: noncontrolling interests in net loss of subsidiary at 33.7%	(5,215)	(134,640)	(180,550)	(99,189)
Less: noncontrolling interests in net income of subsidiary at 40.0%	12,295	–	8,914	–
Net (loss) income attributable to Parent Company	$(644,786)	$(1,175,680)	$99,141	$(2,197,991)

(Loss) earnings per share attributable to Parent Company stockholders - basic	$(0.05)	$(0.10)	$0.01	$(0.19)
(Loss) earnings per share attributable to Parent Company stockholders - diluted	(0.05)	(0.10)	0.01	(0.19)

Weighted average common shares outstanding - basic	11,784,280	11,784,280	11,784,280	11,784,280
Weighted average common shares outstanding - diluted	11,784,280	11,784,280	11,848,707	11,784,280

Comprehensive loss
Net loss	$(637,706)	$(1,310,320)	$(72,495)	$(2,297,180)
Translation adjustments	(3,809)	(146,761)	(140,113)	(81,118)
Comprehensive loss	(641,515)	(1,457,081)	(212,608)	(2,378,298)
Less: comprehensive income (loss) attributable to non-controlling interest	7,080	(134,640)	(171,636)	(99,189)
Less: foreign exchange translation attributable to non-controlling interest	(1,282)		(47,158)	–
Comprehensive (loss) income attributable to controlling interest	$(647,313)	$(1,322,441)	$6,186	$(2,279,109)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2025 (Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance – June 30, 2024	11,784,280	$14,263	$14,733,300	$25,137,209	$(3,554,893)	$(1,182,825)	$1,228,944	$36,375,998
Net income attributable to Parent Company	–	–	–	743,927	–	–	–	743,927
Foreign exchange translation	–	–	–	–	–	(90,428)	(45,876)	(136,304)
Comprehensive loss attributable to noncontrolling interest	–	–	–	–	–	–	(178,716)	(178,716)
Stock based compensation	–	–	170,583	–	–	–	–	170,583
Balance – December 31, 2024	11,784,280	$14,263	$14,903,883	$25,881,136	$(3,554,893)	$(1,273,253)	$1,004,352	$36,975,488
Net loss attributable to Parent Company	–	–	–	(644,786)	–	–	–	(644,786)
Foreign exchange translation	–	–	–	–	–	(2,527)	(1,282)	(3,809)
Comprehensive income attributable to noncontrolling interest	–	–	–	–	–	–	7,080	7,080
Contribution in a subsidiary by EMS partner	–	–	–	–	–	–	2,000,000	2,000,000
Balance – March 31, 2025	11,784,280	$14,263	$14,903,883	$25,236,350	$(3,554,893)	$(1,275,780)	$3,010,150	$38,333,973

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2024 (unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2023	11,784,280	$14,263	$14,438,196	$29,101,225	$(3,554,893)	$(1,071,930)	$1,487,967	$40,414,828
Net loss attributable to Parent Company	–	–	–	(1,022,311)	–	–	–	(1,022,311)
Foreign exchange translation	–	–	–	–	–	65,643	–	65,643
Comprehensive income attributable to noncontrolling interest	–	–	–	–	–	–	35,451	35,451
Stock based compensation	–	–	138,780	–	–	–	–	138,780
Balance – December 31, 2023	11,784,280	$14,263	$14,576,976	$28,078,914	$(3,554,893)	$(1,006,287)	$1,523,418	$39,632,391
Net loss attributable to Parent Company	–	–	–	(1,175,680)	–	–	–	(1,175,680)
Foreign exchange translation	–	–	–	–	–	(146,761)	–	(146,761)
Comprehensive loss attributable to noncontrolling interest	–	–	–	–	–	–	(134,640)	(134,640)
Stock based compensation	–	–	70,080	–	–	–	–	70,080
Balance – March 31, 2024	11,784,280	$14,263	$14,647,056	$26,903,234	$(3,554,893)	$(1,153,048)	$1,388,778	$38,245,390

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(72,495)	$(2,297,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,999	28,059
Amortization of intangible assets	655,370	722,476
Loss from foreign currency transactions	550,586	–
Gain from trading a vehicle	(3,563)	–
Stock based compensation	170,583	208,860
Recovery of litigation settlement	(1,000,000)	–
Forgiveness of debt	(247,592)	–
Net change of right of use assets and lease liabilities	6,366	11,089
Deferred tax (benefit) provision	217,399	(574,315)
Increase (decrease) in cash due to change in:
Accounts receivable	(1,957,056)	(1,312,518)
Inventories	(28,812)	2,605,602
Other current assets	(71,097)	(214,020)
Advance payments to vendors	(48,322)	(3,168)
Other assets	–	(7,693)
Accounts payable	(1,025,639)	(6,668,572)
Contract liabilities and advance from customers	(37,111)	49,111
Accrued liabilities	2,376,154	479,754
Net cash used in operating activities	(490,230)	(6,972,515)

CASH FLOW FROM INVESTING ACTIVITIES:
(Purchases) sales of short-term investments	(730,024)	1,995,606
Cash proceeds from sales of a vehicle	10,500	–
Purchases of property and equipment	(25,683)	(53,017)
Payments for capitalized product development costs and intangible assets	(224,442)	(126,793)
Contribution in a subsidiary by a partner	2,000,000	–
Net cash provided by investing activities	1,030,351	1,815,796

CASH FLOW FROM FINANCING ACTIVITIES:
Loan to an employee	–	1,045
Net cash provided by financing activities	–	1,045

Effect of foreign currency translation	(4,063)	(81,118)
Net increase (decrease) in cash and cash equivalents	536,058	(5,236,792)
Cash and cash equivalents, beginning of period	12,266,556	12,241,286
Cash and cash equivalents, end of period	$12,802,614	$7,004,494

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(800)	$(136,641)

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

Principles of Consolidation

As of June 30, 2024, the consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. (“FTI”), with a majority voting interest of 66.3% (approximately 33.7% is owned by noncontrolling interests) as of June 30, 2024. As of March 31, 2025, the consolidated financial statements include the accounts of the Company and its subsidiaries, FTI and Sigbeat Inc. (“Sigbeat”), with majority voting interests of 66.3% and 60.0%, respectively, (approximately 33.7% and 40.0% are owned by noncontrolling interests, respectively). In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings (loss) are reduced by the portion of the net earnings (loss) of the subsidiary or subsidiaries applicable to noncontrolling interests.

On May 14, 2024, the Company entered into an Agreement for Formation of a Joint Venture Corporation (the “Agreement”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its Electronic Manufacturing Services (“EMS”) partner, Forge International Co., Ltd. (“Forge”). The parties contributed a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by the Company and one appointed by Forge. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determine.

Pursuant to the Agreement, in July 2024, Sigbeat entered into a stock subscription agreement with Forge, for the purchase of 400,000 shares of Common Stock, representing 40% of the total outstanding Common Stock of Sigbeat. On December 23, 2024, and January 9, 2025, the Company contributed $600,000 and $2,400,000 for Common Stock, respectively, and, on January 16, 2025, Forge contributed $2,000,000 for Common Stock.

Reclassifications

Certain amounts on the prior period’s consolidated financial statements were regrouped and reclassified to conform to current-year presentation, with no effect on total stockholders’ equity.

Non-controlling Interest in a Consolidated Subsidiary

As of June 30, 2024, noncontrolling interests represent approximately 33.7% equity interest in FTI held by a minority shareholder, and, as of March 31, 2025, noncontrolling interests represent approximately 33.7% equity interest in FTI and 40.0% equity interest in Sigbeat held by a minority shareholder.

As of March 31, 2025, the non-controlling interests were $3,010,150, which represents a $1,781,206 increase from $1,228,944 as of June 30, 2024. The increase of $1,781,206 in the non-controlling interest consists of a ($227,708) decrease in FTI and a $2,008,914 increase in Sigbeat. The decrease of ($227,708) in the non-controlling interest in FTI consists of a ($180,550) decrease from the loss of ($536,435) as well as a ($47,158) decrease from foreign exchange translation attributable to non-controlling interest incurred for the nine months ended March 31, 2025. The increase of $2,008,914 in the non-controlling interest in Sigbeat consists of a $8,914 increase from the income of $22,286 for the nine months ended March 31, 2025 as well as a $2,000,000 increase from Forge’s contribution for Common Stock.

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

We generate revenue from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2025	2024	2025	2024
North America	$8,007,037	$6,174,327	$39,156,583	$24,583,324
Asia	2,582	2,172	3,046	96,500
Totals	$8,009,619	$6,176,499	$39,159,629	$24,679,824

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2025	June 30, 2024
North America	$781,670	$1,218,139
Asia	159,708	206,426
Totals	$941,378	$1,424,565

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of March 31, 2025, we did not record any reserve for unfunded commitments and doubtful accounts.

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

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, those provisions for the nine months ended March 31, 2025 and 2024 were not material.

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

The balances of our trade receivables are as follows:

	March 31, 2025	June 30, 2024
Accounts Receivable	$3,004,809	$1,155,060

We did not have any un-invoiced receivables in the periods ended March 31, 2025, and June 30, 2024.

Our contract liabilities are as follows:

	March 31, 2025	June 30, 2024
Undelivered products	$121,660	$158,771
Accrued marketing development funds	643,656	–
Totals	$765,316	$158,771

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.4% and 99.9% of net sales for the nine months ended March 31, 2025 and 2024, respectively. Revenue recognized over a period of time is based on the percent completion of a project and accounted for 0.6% and 0.1% of net sales for the nine months ended March 31, 2025 and 2024, respectively. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of March 31, 2025 and 2024, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of $175,262 and $629,412 associated with capitalized product development costs associated with complete technology for the three and nine months ended March 31, 2025, respectively, and $227,028 and $706,340 for the three and nine months ended March 31, 2024, respectively.

Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other” includes software that is part of a product or process to be sold to a customer and is accounted for under Subtopic 985-20. Our products contain embedded software internally developed by FTI, which is an integral part of these products because it allows the various components of the products to communicate with each other, and the products are clearly unable to function without this coding.

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

As of March 31, 2025, and June 30, 2024, capitalized product development costs in progress were $173,293 and $0, respectively, and are included in intangible assets in our consolidated balance sheets. For the three and nine months ended March 31, 2025, we incurred $179,308 and $211,289, respectively, and for the three and nine months ended March 31, 2024, we incurred $52,975 and $121,708, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $794,213 and $811,470 for the three months ended March 31, 2025 and 2024, respectively, and $2,745,763 and $2,531,279 for the nine months ended March 31, 2025 and 2024, respectively.

Warranties

We provide a warranty for a period of twelve (12) to eighteen (18) months, which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $65,291 and $29,011 for the three months ended March 31, 2025 and 2024, respectively, and $238,146 and $132,959 for the nine months ended March 31, 2025 and 2024, respectively.

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

Inventories, Net

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. As of March 31, 2025, and June 30, 2024, we have recorded inventory reserves in the amount of $91,482 for obsolete or slow-moving inventory.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized for the nine months ended March 31, 2025, and 2024.

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

As of March 31, 2025, and June 30, 2024, we were not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2025, we have no material unrecognized tax benefits. We recorded an income tax expense of $2,592 and $218,199 for the three and nine months ended March 31, 2025, respectively, and an income tax benefit of $312,764 and $577,981 for the three and nine months ended March 31, 2024, respectively. We also recorded a decrease in deferred tax asset, non-current, of $2,592 and $217,399 for the three and nine months ended March 31, 2025, respectively, and an increase in deferred tax asset, non-current, of $308,123 and $574,315 for the three and nine months ended March 31, 2024, respectively.

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

A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2025, sales to our two largest customers accounted for 60% and 35% of our consolidated net sales, and 0% and 98% of our accounts receivable balance as of March 31, 2025. In the same period of 2024, sales to our two largest customers accounted for 62% and 28% of our consolidated net sales, and 45% and 54% of our accounts receivable balance as of March 31, 2024.

For the nine months ended March 31, 2025, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturing companies were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the nine months ended March 31, 2025, we purchased wireless data products from these manufacturers in the amount of $28,410,325, or 91.2% of total purchases and had related accounts payable of $5,057,661 as of March 31, 2025. In the same period of 2024, we purchased wireless data products from these manufacturers in the amount of $18,287,260, or 99.5% of total purchases and had related accounts payable of $5,967,868 as of March 31, 2024.

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

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS, NET

The definite lived intangible assets consisted of the following as of March 31, 2025:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	173,293	–	173,293
Software	5 years	0.9 years	430,628	334,894	95,734
Patents	10 years	6.0 years	74,814	28,748	46,066
Certifications & licenses	3 years	1.3 years	3,962,003	3,408,287	553,716
Total as of March 31, 2025			$4,659,135	$3,790,326	$868,809

The definite lived intangible assets consisted of the following as of June 30, 2024:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	$18,397	$18,397	$–
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.6 years	489,992	365,526	124,466
Patents	10 years	6.7 years	67,373	27,345	40,028
Certifications & licenses	3 years	1.4 years	3,924,007	2,778,875	1,145,132
Total as of June 30, 2024			$4,499,769	$3,190,143	$1,309,626

Amortization expense recognized for the three months ended March 31, 2025 and 2024 was $183,784 and $232,232, respectively, and for the nine months ended March 31, 2025 and 2024 was $655,370 and $722,476, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2025	FY2026	FY2027	FY2028	FY2029	Thereafter
Total	$179,320	$414,926	$57,575	$28,215	$15,480	$–

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	March 31, 2025	June 30, 2024
Accrued payroll deductions owed to government entities	$39,312	$49,452
Accrued salaries and bonuses (1) (2)	2,633,328	875,000
Accrued vacation	155,458	164,884
Accrued commission to a service provider	–	15,000
Accrued commission to a customer (3) (4)	643,656	247,592
Other accrued liabilities (5)	73,218	73,218
Total	$3,544,972	$1,425,146

(1)

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for the payment of an incentive to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, which will be total amount of $2M, with the first such bonus accrued on December 31, 2022. An incentive of $375,000 has been accrued for each of the nine months ended March 31, 2025, and 2024, with $1,250,000 and $875,000 accrued bonus as of March 31, 2025, and June 30, 2024, respectively. As of March 31, 2025, no payment for the accrued bonuses has been made by the Company.

On September 23, 2024, the Board acknowledged that Mr. Kim had earned an incentive bonus of $1,250,000 for negotiating and securing a joint venture agreement with its partner. The Company and Mr. Kim entered into a Forbearance Agreement, dated September 23, 2024, under which Mr. Kim agreed to defer the bonus, in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024. On January 16, 2025, there was a completed contribution for Common Stock of Sigbeat, and the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President. As of March 31, 2025, no payment for the accrued has been made by the Company.

(2)	The Company also accrued regular salaries of $133,328 to employees for the payroll period ended March 31, 2025, and the payment of the accrued salaries was made by the Company on April 2, 2025.

(3)	The Company accrued a commission of approximately $650,000 to a customer to provide financial support for its marketing and promotion programs during the 2021 fiscal year. Of the amount accrued, total payments were made of approximately $400,000 in the form of credit memos. The remaining balance of approximately $250,000 as of June 30, 2024, was eliminated/written-off as of September 30, 2024 because it was confirmed that the liability no longer existed.

(4)	The Company accrued a commission of $49,248 and $643,656 to a customer to provide financial support for the marketing and promotion programs of our products for the three and nine months ended March 31, 2025, respectively.

(5)

On or about December 7, 2023, the Company received an invoice from our prior landlord, Hunsaker & Associates, requesting payment of additional rent on its completed and expired lease of office space located at 9707 Waples Street, San Diego, CA as of December 31, 2023. This invoice of $142,978 purports to represent charges for variable cost increases during the prior 7 years of the lease, which was discounted by $46,274 and adjusted down to $96,704 for the three months ended June 30, 2024. The Company is currently reviewing these charges and will be requesting further validation of these charges, in accordance with its rights granted under the lease. For the year ended June 30, 2024, the Company recorded an additional rent expense of $96,704 and an accrued liability of $72,048 reflecting this pending invoice and a credit of $24,656 for our deposit on the leasehold property.

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

We leased approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease that expired in December 2023. On October 19, 2023, we signed a lease for office space consisting of approximately 11,400 square feet, located in San Diego, California, at a monthly rent of $27,789, which commenced on January 1, 2024. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space is 65 months from the lease commencement date. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expenses for this office space were $85,294 and $83,367 for the three months ended March 31, 2025 and 2024, and $252,028 and $237,893 for the nine months ended March 31, 2025 and 2024, respectively.

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

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $6,600, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,200, both located in Seoul, South Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $25,564 and approximately $32,100 for the three months ended March 31, 2025 and 2024, and $79,385 and approximately $96,300 for the nine months ended March 31, 2025 and 2024. This facility is also covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility, located in Seoul, South Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2024 and was extended by an additional twelve months to September 4, 2025. Rent expenses related to this lease were $1,971 and $2,019 for the three months ended March 31, 2025 and 2024, and $6,029 and $6,134 for the nine months ended March 31, 2025 and 2024.

We lease one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027. Rent expense related to this lease was $1,487 and $1,983 for the three and nine months ended March 31, 2025, and $0 for the three and nine months ended March 31, 2024, respectively.

Short-term leases with initial terms of twelve months or less are not capitalized. We used discount rates of 7.0% and 6.0% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively, and used a discount rate of 7.0% in determining our lease liabilities for the vehicle. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. The office leases of our Korea-based subsidiary were extensions of previous leases and do not contain any further extension provisions. Rent expenses for the nine months ended March 31, 2025 and 2024 were $ 350,796 and $483,305, respectively.

In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the nine months ended March 31, 2025, and 2024 are as follows:

	Nine Months Ended March 31,
	2025	2024
Operating lease expense	$331,413	$237,893
Additional charges for the prior operating lease in dispute	–	142,978
Vehicle lease expense	1,983	–
Short term leases cost	17,400	102,434
Total lease expense	$350,796	$483,305

Remaining lease term-operating lease in San Diego, California	4.2 year
Discount rate-operating lease in San Diego, California	7%

Remaining lease term-operating lease in South Korea	1.4 year
Discount rate-operating lease in South Korea	6%

Remaining lease term-vehicle lease in San Diego, California	2.7 year
Discount rate-vehicle lease in San Diego, California	7%

Operating Leases
Fiscal 2025	$118,132
Fiscal 2026	452,068
Fiscal 2027	375,676
Fiscal 2028	389,915
Fiscal 2029	$363,310
Total lease payments	1,699,101
Less imputed interest	(220,891)
Total	$1,478,210

Warranty Repairs

The following table sets forth the percentages of return rates and warranty repairs for all products currently marketed, in the aggregate from the date each product was introduced.

Current Devices
Device Type	Return Rate	Warranty Repairs
4G Wireless Devices	0.10%	0.01%
5G Wireless Devices	0.56%	0.12%

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

Future Impact on Financial Performance Arising from Verizon Jetpack Recall

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

FTI Litigation in Korea

In January of 2025 our South Korea-based subsidiary, FTI was sued by Partron Co., Ltd., a South Korean manufacturer of electronic parts for mobile and telecommunication devices (“Partron”). The complaint, filed in Seoul Central District Court, alleges that FTI requested Partron to prepare semiconductor components to be included in FTI’s products for resale to third parties. The complaint also alleges that FTI and Partron had entered into a Confidentiality Agreement under which Partron shared the login credentials for its Qualcomm account and that FTI used such access for the design of the products but contracted with another vendor to produce the components. It further alleges that Partron ordered a large quantity of semiconductor components from its business partners, such as Qualcomm and Dasaron Corporation, in reliance on such requests from FTI, but FTI failed to complete the purchase of such components from Partron. Parton alleges that it paid its suppliers for such components, but that FTI failed to purchase the components from Partron, resulting in damages, including interest, of $8,126,786, under the South Korean Unfair Competition Prevention Act and other legal theories.

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

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of March 31, 2025, no payment for the accrued bonus nor the receivable has been made by the Company or by Mr. Kim, respectively.

Loan Agreement with Subsidiary, FTI

On March 21, 2022, Franklin Wireless Corp. (the “Company”) entered into a Loan Agreement with its South Korean subsidiary, FTI, under which the Company agreed to loan US$10,000,000 to FTI. The Company owns a majority of the outstanding equity of FTI. FTI’s primary business is providing design and development services to the Company for our wireless products. As part of the loan transaction, FTI delivered a $10 million Promissory Note to the Company (the “Note”). In the preparation of consolidated financial statements of the Company, the transactions and balances related to the loan of $10 million, including the accrued interest for the nine months ended March 31, 2025, were eliminated as intercompany transactions.

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

The loan proceeds are subject to foreign exchange fluctuations as the funds are being held in Korea at a Korean bank. Should the exchange rate rise or fall during the term of the agreement the return value in the United States Dollar (“USD”) could decrease resulting in a potential loss of value.

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

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information.  In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, with the first such bonus due on December 31, 2022. For the three and nine months ended March 31, 2025, and 2024, an incentive of $125,000 and $375,000 had been accrued, respectively, with $1,250,000 and $875,000 accrual bonus balances as of March 31, 2025, and June 30, 2024, respectively. As of March 31, 2025, no payment for the accrued bonuses has been made by the Company.

The employment agreement with OC Kim was renewed and extended by the Board in September 2024 and will continue through October 2027.

Joint Venture Agreement

On May 14, 2024, the Company entered into an Agreement for Formation of a Joint Venture Corporation (the “Agreement”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its EMS partner, Forge. The parties contributed a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by the Company and one appointed by Forge. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determine.

Pursuant to the Agreement, in July 2024, Sigbeat entered into a stock subscription agreement with Forge, for the purchase of 400,000 shares of Common Stock, representing 40% of the total outstanding Common Stock of Sigbeat. On December 23, 2024, and January 9, 2025, the Company contributed $600,000 and $2,400,000 for Common Stock, respectively, and, on January 16, 2025, Forge contributed $2,000,000 for Common Stock.

Forbearance Agreement

On September 23, 2024, the Board acknowledged that Mr. Kim had earned an incentive bonus of $1,250,000 for negotiating and securing a joint venture agreement with its EMS partner. The Company and Mr. Kim also entered into a Forbearance Agreement on September 23, 2024, under which Mr. Kim agreed to defer the bonus, in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024.

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of March 31, 2025, no payment for the accrued bonus nor the receivable has been made by the Company or by Mr. Kim, respectively.

International Tariffs

Our products are currently manufactured in Vietnam. We believe that our products are currently exempt from international tariffs upon import from our manufacturers to the United States. However, President Trump announced reciprocal tariffs on products from Vietnam of 46% and then suspended them on April 9, 2025 for 90 days.

If tariffs are imposed on our products either based on type of product or the country of manufacture, they could significantly increase our costs to import devices and potentially reduce or even eliminate our ability to earn profits from the sale of our devices. Should we be required to use device manufacturing companies located outside of tariffed countries we will incur significant delays in production and possibly lose sales as a result of those changes and delays.

Given the unpredictable timing of Tariff implementation, it is possible that sales could be in process and become subject to a Tariff that would result in losses on those transactions. Any such reduction in profit margins, lost sales and or increased costs would likely have a negative impact on the price of our shares in the market.

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

As of March 31, 2025, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

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

In July of 2020, the Board of Directors adopted the 2020 Franklin Wireless Corp. Stock Option Plan (the “2020 Plan”), which covers 1,000,000 shares of Common Stock. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options and restricted stock to our employees, directors, and independent contractors. These options will have such vesting or other provisions as may be established by the Board of Directors at the time of each grant.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $170,583 and $208,860 compensation expenses recorded under this method for the nine months ended March 31, 2025 and 2024, respectively.

A summary of the status of our stock options is presented below as of March 31, 2025:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2024	627,001	$4.22	1.89	$91,750
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired	(20,000)	4.90	–	–
Outstanding as of March 31, 2025	607,001	$4.20	1.15	$919,410

Exercisable as of March 31, 2025	607,001	$4.20	1.15	$919,410

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $5.71 as of March 31, 2025, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2025, in the amount of 607,001 shares was $3.32 per share. As of March 31, 2025, the stock options granted were fully vested.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

On May 14, 2024, the Company entered into an Agreement for Formation of a Joint Venture Corporation (the “Agreement”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its EMS partner, Forge. The parties contributed a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by the Company and one appointed by Forge. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determine.

Pursuant to the Agreement, in July 2024, Sigbeat entered into a stock subscription agreement with Forge, for the purchase of 400,000 shares of Common Stock, representing 40% of the total outstanding Common Stock of Sigbeat. On December 23, 2024, and January 9, 2025, the Company contributed $600,000 and $2,400,000 for Common Stock, respectively, and, on January 16, 2025, Forge contributed $2,000,000 for Common Stock.

On June 20, 2024 the Company entered into a Purchase and Supply Agreement with Forge.  This Agreement outlines the terms under which Company purchases certain products from Forge for resale to the Company’s customers.

For the three and nine months ended March 31, 2025, the Company purchased EMS from Forge in the amount of approximately $3.1 million and $10.1 million, respectively, and had related accounts payable of approximately $4.9 million as of March 31, 2025, and approximately $177,000 as of June 30, 2024. Excluding what was previously described, there have not been any transactions entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 10 – SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated all events or transactions that occurred after March 31, 2025, up through the date the financial statements were available to be issued.

On May 8, 2025, the Company entered into an agreement with OC Kim, its Chief Executive Officer, by which the Company agreed to repurchase fully-vested options to purchase 200,000 shares of the Company’s Common Stock for $746,066.67. The options had been granted under the Company’s 2020 Stock Option Plan.

Other than what was described above, the Company did not have any material recognizable subsequent events required to be disclosed to the financial statements as of May 15, 2025.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2024, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the three and nine months ended March 31, 2025.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2025 and 2024, our statements of comprehensive (loss) income (unaudited) including data expressed as a percentage of sales:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2025		2024		2025		2024

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	83.1%		91.6%		83.0%		88.4%
Gross profit	16.9%		8.4%		17.0%		11.6%
Operating expenses	41.5%		33.6%		20.9%		26.6%
Loss from operations	(24.6%	)	(25.2%	)	(3.9%	)	(15.0%	)
Other income (loss), net	16.6%		(1.1%	)	4.3%		3.3%
Net (loss) income before income taxes	(8.0%	)	(26.3%	)	0.4%		(11.7%	)
Income tax (benefit) provision	0.0%		(5.1%	)	0.6%		(2.4%	)
Net (loss) income	(8.0%	)	(21.2%	)	(0.2%	)	(9.3%	)
Less: non-controlling interest in net loss of subsidiary	(0.1%	)	(2.2%	)	(0.5%	)	(0.4%	)
Net (loss) income attributable to Parent Company stockholders	(8.1%	)	(19.0%	)	0.3%		(8.9%	)

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THREE MONTHS ENDED MARCH 31, 2024

NET SALES - Net sales increased by $1,833,120, or 29.7%, to $8,009,619 for the three months ended March 31, 2025 from $6,176,499 for the corresponding period of 2024. For the three months ended March 31, 2025, net sales by geographic regions, consisting of North America and Asia, were $8,007,037 (100.0% of net sales) and $2,582 (0.0%), respectively. For the three months ended March 31, 2024, net sales by geographic regions, consisting of North America and Asia, were $6,174,327 (100.0% of net sales) and $2,172 (0.0%), respectively.

Net sales in North America increased by $1,832,710, or 29.7%, to $8,007,037 for the three months ended March 31, 2025 from $6,174,327 for the corresponding period of 2024. The increase in net sales was primarily due to increased demand from our major carrier customers. Net sales in Asia increased by $410, or 18.9%, to $2,582 for the three months ended March 31, 2025 from $2,172 for the corresponding period of 2024.

GROSS PROFIT - Gross profit increased by $836,431, or 161.6%, to $1,353,880 for the three months ended March 31, 2025 from $517,449 for the corresponding period of 2024. The gross profit in terms of net sales percentage was 16.9% for the three months ended March 31, 2025 compared to 8.4% for the corresponding period of 2024. The increase in gross profit and gross profit in terms of net sales percentage for the three months ended March 31, 2025, was due to the increase in net sales as described above and the fact that the increased sales were of higher margin products.

OPERATING EXPENSES - Operating expenses increased by $1,247,816, or 60.2%, to $3,320,433 for the three months ended March 31, 2025 from $2,072,617 for the corresponding period of 2024.

Selling, general, and administrative expenses increased by $1,265,073 to $2,526,220 for the three months ended March 31, 2025, from $1,261,147 for the corresponding period of 2024. The increase in operating expenses was primarily due to the accrued incentive bonus of $1,250,000 to OC Kim, the President. Research and development expense decreased by $17,257 to $794,213 for the three months ended March 31, 2025, from $811,470 for the corresponding period of 2024. The decrease in research and development expense was primarily due to the decreased research and development payroll expense of approximately $58,000, which was offset by an increase in other research and development costs of approximately $41,000.

OTHER INCOME (LOSS), NET - Other income (loss), net increased by $1,399,355, or 2,060.4%, to $1,331,439 for the three months ended March 31, 2025 from ($67,916) for the corresponding period of 2024. The increase was primarily due to the gains from the legal settlement amount owed by OC Kim, the President, of $1,000,000 as well as the favorable changes in foreign currency exchange rates in FTI of approximately $400,000, respectively.

NINE MONTHS ENDED MARCH 31, 2025 COMPARED TO NINE MONTHS ENDED MARCH 31, 2024

NET SALES - Net sales increased by $14,479,805, or 58.7%, to $39,159,629 for the nine months ended March 31, 2025 from $24,679,824 for the corresponding period of 2024. For the nine months ended March 31, 2025, net sales by geographic regions, consisting of North America and Asia, were $39,156,583 (100.0% of net sales) and $3,046 (0.0% of net sales), respectively. For the nine months ended March 31, 2024, net sales by geographic regions, consisting of North America and Asia, were $24,583,324 (99.6% of net sales) and $96,500 (0.4% of net sales), respectively.

Net sales in North America increased by $14,573,259, or 59.3%, to $39,156,583 for the nine months ended March 31, 2025 from $24,583,324 for the corresponding period of 2024. The increase in net sales was primarily due to increased demand from our major carrier customers. Net sales in Asia decreased by $93,454, or 96.8%, to $3,046 for the nine months ended March 31, 2025 from $96,500 for the corresponding period of 2024. The decrease in net sales was primarily due to the absence of revenue generated from Wi-Fi router sales by FTI, which typically vary from period to period.

GROSS PROFIT - Gross profit increased by $3,799,760, or 132.5%, to $6,667,444 for the nine months ended March 31, 2025 from $2,867,684 for the corresponding period of 2024. The gross profit in terms of net sales percentage was 17.0% for the nine months ended March 31, 2025 compared to 11.6% for the corresponding period of 2024. The increase in gross profit and gross profit in terms of net sales percentage for the nine months ended March 31, 2025, was primarily due to the change in net sales and the sales of higher margin products as described above. .

OPERATING EXPENSES - Operating expenses increased by $1,648,239, or 25.1%, to $8,211,549 for the nine months ended March 31, 2025 from $6,563,310 for the corresponding period of 2024.

Selling, general, and administrative expenses increased by $1,433,755 to $5,465,786 for the nine months ended March 31, 2025, from $4,032,031 for the corresponding period of 2024. The increase in operating expenses was primarily due to the accrued incentive bonus of $1,250,000 to OC Kim, the President and the increased shipping and handling charges of approximately $100,000.

Research and development expense increased by $214,484 to $2,745,763 for the nine months ended March 31, 2025, from $2,531,279 for the corresponding period of 2024. The increase in research and development expense was primarily due to the increased research and development costs of approximately $260,000, which was offset by the decreased related payroll expense of approximately $42,000 from the mixed result of the timing of research and development activities and the number of active projects and typically vary from period to period.

OTHER INCOME, NET - Other income, net increased by $869,344, or 106.0%, to $1,689,809 for the nine months ended March 31, 2025 from $820,465 for the corresponding period of 2024. The increase was primarily due to the gains from the legal settlement amount owed by OC Kim, the President, and the forgiven liability of $1,000,000 and $247,592, respectively, which was offset by the loss from the unfavorable changes in foreign currency exchange rates of approximately $300,000.

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

Our principal source of liquidity as of March 31, 2025 consisted of cash and cash equivalents, as well as short-term investments, of $38,139,337. We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the nine months ended March 31, 2025 and 2024 was $490,230 and $6,972,515, respectively.

The $490,230 in net cash used in operating activities for the nine months ended March 31, 2025 was primarily due to the increases in accounts receivable of $1,957,056 as well as the decrease in accounts payable of $1,025,639, which was offset by the increase in accrued liabilities of $2,376,154. The $6,972,515 in net cash used in operating activities for the nine months ended March 31, 2024 was primarily due to the decrease in accounts payable of $6,668,572 as well as our operating results (net loss of $2,297,180 adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by a decrease in inventories of $2,605,602.

INVESTING ACTIVITIES - Net cash provided by investing activities for the nine months ended March 31, 2025 and 2024 was $1,030,351 and $1,815,796.

The $1,030,351 in net cash provided by investing activities for nine months ended March 31, 2025 was primarily due to the contribution in noncontrolling interest by a partner of $2,000,000, which was offset by the purchase of short-term investments of $730,024 and payments for purchase of capitalized product development and intangible assets of $224,442. The $1,815,796 in net cash provided by investing activities for nine months ended March 31, 2024 was primarily due to the sales of short-term investments of $1,995,606, which was partially offset by payments for purchase of capitalized product development and intangible assets of $126,793 and purchase of property and equipment of $53,017.

FINANCING ACTIVITIES - Net cash provided by financing activities for the nine months ended March 31, 2025 and 2024 was $0 and $1,045, respectively.

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

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $6,600, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,200, both located in Seoul, South Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs.

We lease one corporate housing facility, located in Seoul, South Korea, primarily for our employees who travel, under a non-cancelable operating lease that expires on September 4, 2025. We lease one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027.

Rent expenses for the three months ended March 31, 2025 and 2024 were $125,687 and $117,486, respectively. Rent expenses for the nine months ended March 31, 2025 and 2024 were $350,796 and $483,305, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and our Acting Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the nine months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 6 of the notes to consolidated financial statements for the nine months ended March 31, 2025, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 30, 2024 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. We are planning to replace one product model this year and one product model next year that are reaching end of life with new models.  Any of the risks discussed in our Annual Report, including risks related to developing new product models, could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the nine months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.14	Purchase and Supply Agreement Partially Redacted, dated June 20, 2024, between Franklin Wireless Corp. and Forge International Co., Ltd.
10,15	Option Repurchase Agreement, dated May 8, 2025, between Franklin Wireless Corp. and OC Kim
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

By:	/s/ Reid Granados
Reid Granados Acting Chief Financial Officer (Principal Financial Officer)

Dated: May 15, 2025

