Form 10-K
period 2025-06-30
FRANKLIN WIRELESS CORP
filed 2025-09-29
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2025

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2024, as reported by the NASDAQ, was approximately $40,364,000. For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	FKWL	The Nasdaq Stock Market LLC

The Registrant has 11,784,280 shares of common stock outstanding as of September 29, 2025.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2025

i

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the "Company" refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2025 and fiscal 2024 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors.” These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.  BUSINESS.

BUSINESS OVERVIEW

Doing business as “Franklin Access”, we are a leading global provider of integrated wireless solutions utilizing the latest 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications, driving forward seamless communication and connectivity for both individuals and enterprises.

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

As of June 30, 2025, our consolidated financial statements include the accounts of the Company and its subsidiaries, FTI and Sigbeat Inc. (“Sigbeat”), with majority voting interests of 66.3% and 60.0%, respectively, (approximately 33.7% and 40.0% are owned by noncontrolling interests, respectively), and, as of June 30, 2024, our consolidated financial statements include the accounts of the Company and its subsidiary, Franklin Technology Inc. (“FTI”), with a majority voting interest of 66.3% (approximately 33.7% is owned by noncontrolling interests). In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings (loss) are reduced by the portion of the net earnings (loss) of the subsidiary or subsidiaries applicable to noncontrolling interests.

On May 14, 2024, the Company entered into an Agreement for Formation of a Joint Venture Corporation (the “Agreement”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its Electronic Manufacturing Services (“EMS”) partner (Refer to Note 6-Commitments and Contingencies, Joint Venture Agreement).

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. We have one reportable segment, consisting of the sale of wireless access products. The Chief Operating Decision Maker (“CODM”) assesses performance for the segment and allocates resources based on the consolidated net income (loss) of the company. The CODM uses the consolidated net income (loss) to evaluate the return on assets in deciding on resource allocation, monitor performance against budgets, and benchmark performance against competitors.

We generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area and the reconciliation of total segment sales less disclosed significant expenses to the segment's measure of net income or loss.

	Fiscal Years Ended June 30,
Net sales:	2025	2024
North America	$46,081,244	$30,699,727
Asia	5,657	96,963
Totals	$46,086,901	$30,796,690

	Fiscal Years Ended June 30,
Items:	2025	2024
Net sales	$46,086,901	$30,796,690
Cost of goods sold	(38,171,832)	(27,288,340)
Selling, general, and administrative expenses	(6,676,078)	(6,041,355)
Research and development expenses	(4,102,660)	(3,406,750)
Other segment items	2,723,240	1,773,084
Net loss	$(140,429)	$(4,166,671)

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2025	June 30, 2024
North America	$929,173	$1,218,139
Asia	157,821	206,426
Totals	$1,086,994	$1,424,565

OUR PRODUCTS

We offer a wide variety of innovative integrated wireless solutions utilizing the latest 5G and 4G LTE technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions.

5G/4G Wireless Broadband Products

5G/4G LTE Wi-Fi Mobile Hotspot

o	Portable Wi-Fi hotspot routers that provide wireless Internet access with 5G/4G support for multiple simultaneously connected devices including laptops, tablets, and smart phones. Our Mobile Hotspot products help remote workers be productive while on the go and help students and educational institutions support remote learning activities.

5G/4G Fixed Wireless Routers

o	Enhanced routing gateway that can provide support for both wired and wireless connectivity, offering solutions for consumers looking to replace Cable or DSL service ensuring a reliable and high-speed internet access.

Smart Box Solutions (In Development)

4G/5G M2M Gateway

o	Enhanced gateway that supports both 4G and 5G networks, enabling reliable and secure machine-to-machine communication, essential for industrial applications and remote monitoring systems.

On-Device Artificial Intelligence (AI)

o	Integrating advanced AI capabilities directly into the devices, we provide real-time data processing and decision-making at the edge, enhancing efficiency and reducing latency for critical IoT applications.

Quvo Family Guardian Solutions

Parental Controls

o	Comprehensive parental control features, ensuring a safe and secure online environment for children by managing and monitoring their internet and application usage.

Senior Care

o	Enhancing senior care solutions for the safety and well-being of elderly family members through monitoring and assistance features tailored to their needs.

JEXtream MDM/NMS Solutions

“JEXtream” is Franklin’s Cloud based telecom grade server platform for 5G devices and routers, which enables enhanced remote management of device functionality.

Mobile Device Management (MDM)

o	Comprehensive mobile device management platform that ensures security, compliance, and efficient operation across various mobile environments

Network Management System (NMS)

o	Robust tools for monitoring, managing, and optimizing network performance, ensuring reliable connectivity and operational excellence.

CUSTOMERS

Our global customer base is comprised of wireless operators, strategic partners and distributors located primarily in North America and Asia.

SALES AND MARKETING

We market and sell our products primarily to wireless operators located in the North America and Asia regions mainly through our internal, direct sales organization and, to a lesser degree, indirectly through strategic partners and distributors. The sales process is supported with a range of marketing activities, including trade shows, product marketing and public relations.

All of our wireless devices must pass Federal Communications Commission (FCC) testing in order to be sold in United States markets. PCS Type Certification Review Board (“PTCRB”) test certifications are required for all LTE and HSPA/GSM wireless data products to launch with wireless operators in North America. Other LTE and 5G test certifications, as defined by the 3GPP governing body, are required for LTE and 5G wireless data products. Certifications are issued as being a qualifier of GCF, PTCRB, IEEE, CE, UL, Wi-Fi alliance certification and 3GPP standards. Our devices also comply with the requirements of California's Proposition 65 (“Prop 65”), Safe Drinking Water and Toxic Enforcement Act of 1986.

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2025, the manufacturing of the majority of our products was performed by two independent companies located in Asia.

EMPLOYEES

As of June 30, 2025, we had 67 total employees at Franklin, FTI, and Sigbeat combined. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

WE OPERATE IN THE HIGH-RISK HARDWARE DESIGN INDUSTRY. We are in a volatile industry. In this industry it should be expected that:

o	Latent design flaws can be discovered, even after a device has been certified;

o	Latent component defects can be discovered in critical systems, including batteries, LCDs, chargers, and other systems;

o	Manufacturing defects and flaws will occur during device production.

SOME OF OUR PRODUCTS INCLUDE BATTERIES. The following are common dangers of lithium batteries.

o	Thermal Runaway: An uncontrollable chemical reaction that causes the cells to heat up rapidly, leading to intense fires, potential explosions, and the ejection of cells.

o	Fires and Explosions: The batteries contain volatile electrolytes that, when exposed to damage or high temperatures, can ignite, causing fires that reach extreme temperatures.

o	Toxic and Flammable Gases: When a battery malfunctions, it can release flammable and toxic gases, which can ignite and create a fire.

o	Hydrofluoric Acid Exposure: During combustion, fluorine can separate from lithium salts, forming hydrofluoric acid when mixed with water vapor, posing a severe health risk.

o	Burns: The extreme temperatures of lithium battery fires, reaching up to 1000°F or more, can cause severe third-degree burns.

o	Chemical Exposure: The chemicals inside the batteries, including toxic and flammable electrolytes, pose chemical hazards if released.

o	Choking Hazard: Small lithium-ion button batteries can cause severe chemical burns to the esophagus if ingested.

WE OPERATE IN THE HIGH-RISK SOFTWARE INDUSTRY. This industry has numerous and significant known risks. In this industry it should be expected that:

o	Latent design flaws and security defects will be discovered, even after a device has been tested and approved;

o	Code within a program will fail to operate as intended due to updates or changes in other systems;

o	Hacking and malicious actions by outside parties can damage or alter coding and system integrity.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2025, net revenues from our two largest customers represented 60.9% and 33.5% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us. If these customers were to reduce their business with us, our revenues and profitability could materially decline.

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

We believe that our products are currently exempt from international tariffs. If this were to change at any point, a tariff of 10%-80% of the purchase price could be imposed. If such tariffs are imposed, they could have a materially adverse effect on sales and operating results. The financial impact of this could make our business unprofitable.

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

EVENTS THAT COULD REDUCE OR IMPAIR OUR ABILITY TO GENERATE REVENUES.

o	The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.

o	If customers do not adopt our software, we may not be able to monetize these software assets and realize a key part of our growth and profitability strategy.

o	The market for the products and services that we offer is rapidly evolving and highly competitive. We may be unable to compete effectively.

o	If we fail to develop and maintain strategic relationships, we may not be able to penetrate new markets.

o	If we fail to develop and timely introduce new products and services or enter new markets for our products and services successfully, we may not achieve our revenue targets, or we may lose key customers or sales, and our business could be harmed.

EVENTS THAT COULD IMPAIR OUR ABILITY TO DEVELOP, MANUFACTURE AND DELIVER OUR SOLUTIONS.

o	We rely on third parties to manufacture and warehouse many of our products, which exposes us to a number of risks and uncertainties outside our control.

o	We depend on sole source suppliers for some components used in our products. The availability and sale of those services would be harmed if any of these suppliers is not able to meet our demand and alternative suitable products are not available on acceptable terms, or at all.

o	Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.

o	If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

o	We may be unable to adequately control the costs or maintain adequate supply of components and raw materials associated with our operations.

o	If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or lose sales from having too few products.

o	Product liability, product replacement or recall costs could adversely affect our business and financial performance.

o	We rely on third-party software and other intellectual property to develop and provide our solutions and significant increases in licensing costs or defects in third-party software could harm our business.

o	Our solutions integrate with third-party technologies and if our solutions become incompatible with these technologies, our solutions would lose functionality, and our customer acquisition and retention could be adversely affected.

LEGAL AND REGULATORY CHANGES THAT COULD REDUCE OR IMPAIR OUR ABILITY TO OPERATE.

o	Evolving regulations and changes in applicable laws relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

o	Enhanced United States fiscal, tax and trade restrictions and executive and legislative actions could adversely affect our business, financial condition, and results of operations.

o	The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

o	An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses and our business could be harmed.

o	If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.

POTENTIAL NEGATIVE IMPACTS RELATED TO INTERNATIONAL OPERATIONS.

o	Due to the global nature of our operations, we are subject to political and economic risks of doing business internationally.

o	Weakness or deterioration in global economic conditions or jurisdictions where we have significant foreign operations could have a material adverse effect on our results of operations and financial condition.

o	Weakness or deterioration in global political conditions where we have significant business interests could have a material adverse effect on our business, results of operations and financial condition.

o	Fluctuations in foreign currency exchange rates could adversely affect our results of operations.

o	Unionization efforts in certain countries in which we operate could materially increase our costs or limit our flexibility.

o	Our international operations may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.

o	A governmental challenge to our transfer pricing policies or practices could impose significant costs on us.

EVENTS THAT COULD HARM BUSINESS DEVELOPMENT ACTIVITIES AND IMPAIR OR REDUCE REVENUE.

o	We may acquire companies and businesses, and/or divest assets or businesses. The completion of acquisition or divestiture transactions could have an adverse effect on our financial condition.

o	If our goodwill and acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

POTENTIAL EVENTS THAT COULD NEGATIVELY IMPACT THE VALUE OF OUR SECURITIES.

o	Our share price has been highly volatile in the past and could be highly volatile in the future.

o	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited

o	The price of our stock may be vulnerable to manipulation, including through short sales.

o	Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over the Company.

o	We do not currently pay recurring dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

o	If financial or industry analysts do not publish research or reports about our business, or if they issue negative or misleading evaluations of our stock, our stock price and trading volume could decline.

o	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in us, and in turn, our results of operations and our stock price.

o	If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

o	Changes to the accounting systems or new accounting system implementations may be ineffective or cause delays in our ability to record transactions and/or provide timely financial results.

o	Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

o	Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause declines or volatility in the price of our common stock.

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

The Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage and mitigate those risks. The Audit Committee of the Board of Directors (the “Audit Committee”) has been designated to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our management. The Board of Directors also receives periodic updates from management and the Audit Committee on  cybersecurity risks. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Executive Officer. Management regularly updates the Audit Committee on our cybersecurity programs, which includes cybersecurity risks and mitigation strategies, vulnerability management, and on-going cybersecurity projects. While none of our directors has formal professional certifications in cybersecurity, several members of the Board have experience overseeing information technology and enterprise risk management in prior executive or board roles. The Board receives periodic updates on cybersecurity matters as part of its overall risk oversight responsibilities. Day-to-day responsibility for identifying and managing cybersecurity risks rests with our Director of IT Security & Future Solutions and his information security team. The team is responsible for monitoring our networks, systems, and data, implementing technical safeguards, conducting employee training, and coordinating incident response procedures.

Management provides regular reports to the Audit Committee, generally on an annual basis, or more frequently as needed covering:

•	the Company’s cybersecurity strategy and policies,

•	results of system monitoring and testing,

•	recent threat environment developments, and

•	any cybersecurity incidents and responses.

In addition, in the event of a significant cybersecurity incident, the Chief Operating Officer will promptly inform the Chief Executive Officer and General Counsel, who in turn will notify the Chair of the Audit Committee and the Board as appropriate.

Management regularly updates the Audit Committee on our cybersecurity programs, which includes cybersecurity risks and mitigation strategies, vulnerability management, and on-going cybersecurity projects. We ordinarily do not engage assessors, consultants, auditors or other third parties in connection with such oversight.

As of June 30, 2025, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

ITEM 2.  PROPERTIES

We leased approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease that expired in December 2023. On October 19, 2023, we signed a lease for office space consisting of approximately 11,400 square feet, located in San Diego, California, at a monthly rent of $27,789, which commenced on January 1, 2024. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space is 65 months from the lease commencement date. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to this property was $337,322 and $321,259 for the years ended June 30, 2025 and 2024, respectively.

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

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $6,600, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,200, both located in Seoul, South Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $105,889 and $112,206 for the years ended June 30, 2025 and 2024, respectively.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2025, and were extended for an additional 12 months to September 4, 2026. Rent expense related to this lease was $8,077 and $8,089 for the years ended June 30, 2025 and 2024, respectively. We lease one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027. Rent expense related to this lease was $6,473 and $0 for the years ended June 30, 2025 and 2024, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to NOTE 6 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the Nasdaq National Market System under the trading symbol “FKWL.” We have one class of common stock. As of June 30, 2025, we had 629 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	392,001	$4.64	604,000

Equity compensation plans not approved by security holders	–	N/A	–

Total	392,001	$4.64	604,000

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

BUSINESS OVERVIEW

Doing business as “Franklin Access”, we are a leading global provider of integrated wireless solutions utilizing the latest 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications, driving forward seamless communication and connectivity for both individuals and enterprises.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We account for our revenue according to ASC 606, “Revenue from Contracts with Customers”, pursuant to which, revenue is recognized when the control of the promised goods or services is transferred to the customers, and the performance obligations under the contract have been satisfied, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We determine revenue recognition through the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services covered by contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, provisions for the years ended June 30, 2025 and 2024, were not material.

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

The balances of our trade receivables are as follows:

	June 30, 2025	June 30, 2024
Accounts Receivable, net	$1,330,504	$1,155,060

We did not have any un-invoiced receivables in the periods ended June 30, 2025 and 2024.

Our contract liabilities are as follows:

	June 30, 2025	June 30, 2024
Undelivered products	$125,300	$158,771
Accrued marketing development funds	673,205	–
Totals	$798,505	$158,771

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.2% and 98.8% of net sales for the years ended June 30, 2025 and 2024. Revenue recognized over a period of time is based on the percent completion of a project and accounted for under 1.0% and 1.2% of net sales for the years ended June 30, 2025 and 2024, respectively. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2025 and 2024, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of June 30, 2025, and June 30, 2024, capitalized product development costs in progress were $452,676 and $0, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the years ended June 30, 2025 and 2024, we incurred $520,202 and $123,359, respectively in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2025, we have federal and state net operating loss carryforwards of approximately $2.7 million and $0.7 million, respectively. As of June 30, 2024, we have federal and state net operating loss carryforwards of approximately $5.8 million and $0.5 million, respectively.

Under the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017, the federal net operating loss of approximately $2.7 million, which was recognized on or after January 1, 2018, will carry forward indefinitely. The state net operating loss of approximately $0.7 million will begin to expire in 2043. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2025, and 2024, our statements of operations including data expressed as a percentage of sales:

	2025		2024
	(as a percentage of sales)

Net sales	100.00%		100.00%
Cost of goods sold	(82.80%	)	(88.60%	)
Gross profit	17.20%		11.40%
Operating expenses	23.40%		30.70%
Loss from operations	(6.20%	)	(19.30%	)
Other income (expense), net	5.80%		2.70%
Net loss before income taxes	(0.40%	)	(16.60%	)
Income tax benefit	(0.10%	)	(3.10%	)
Net loss	(0.30%	)	(13.50%	)
Less: non-controlling interest in net (loss) income of subsidiary	0.20%		(0.60%	)
Net loss attributable to Parent Company stockholders	(0.50%	)	(12.90%	)

YEAR ENDED JUNE 30, 2025, COMPARED TO YEAR ENDED JUNE 30, 2024

NET SALES - Net sales increased by $15,290,211, or 49.6%, to $46,086,901 for the year ended June 30, 2025 from $30,796,690 for the corresponding period of 2024.  The increase in net sales was primarily due to increased demand from our major carrier customers. For the year ended June 30, 2025, net sales by geographic regions, consisting of North America and Asia, were $46,081,244 (100.0% of net sales) and $5,657 (0.0% of net sales), respectively. For the year ended June 30, 2024, net sales by geographic regions, consisting of North America and Asia, were $30,699,727 (99.7% of net sales) and $96,963 (0.3% of net sales), respectively.

Net sales in North America increased by $15,381,517, or 50.1%, to $46,081,244 for the year ended June 30, 2025, from $30,699,727 for the corresponding period of 2024. The increase in net sales in North America was primarily due to increased demand from our major carrier customers. Net sales in Asia decreased by $91,306, or 94.2%, to $5,657 for the year ended June 30, 2025, from $96,963 for the corresponding period of 2024. The decrease in net sales was primarily due to the absence of revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT- Gross profit increased by $4,406,719, or 125.6%, to $7,915,069 for the year ended June 30, 2025, from $3,508,350 for the corresponding period of 2024. The gross profit in terms of net sales percentage was 17.2% for the year ended June 30, 2025, compared to 11.4% for the corresponding period of 2024. The increase in gross profit and gross profit in terms of net sales percentage for the year ended June 30, 2025, was primarily due to the increase in net sales, a greater proportion of higher margin products sold, and lower per-unit costs.

OPERATING EXPENSES - Operating expenses increased by $1,330,633, or 14.1%, to $10,778,738 for the year ended June 30, 2025, from $9,448,105 for the corresponding period of 2024.

Selling, general, and administrative expenses increased by $634,723 to $6,676,078 for the year ended June 30, 2025, from $6,041,355 for the corresponding period of 2024. The increase in selling, general, and administrative expenses was primarily due to the increased payroll and related expense of approximately $1.1 million, which was offset by the decreased legal expense of approximately $500,000. Research and development expenses increased by $695,910 to $4,102,660 for the year ended June 30, 2025, from $3,406,750 for the corresponding period of 2024. The increase in research and development expense was primarily driven by two factors: an approximate $370,000 increase in direct R&D costs (such as for materials and third-party services) and a $320,000 increase in related payroll expense. This fluctuation is a natural result of the varying timing and number of active R&D projects from one period to the next.

OTHER INCOME (EXPENSE), NET - Other income (expense), net increased by $1,854,289, or 225.1%, to $2,678,073 for the year ended June 30, 2025, from $823,784 for the corresponding period of 2024. The increase was primarily due to the gain from the legal settlement owed by OC Kim, the President, the forgiven accrued marketing development fund liability, and favorable foreign currency exchange rate changes in FTI of $1,000,000, $247,592, and $683,132, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending June 30, 2025. For the purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2025, consisted of cash and cash equivalents as well as short-term investments of $40,628,201.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2026. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business.

OPERATING ACTIVITIES – Net cash provided by (used in) operating activities for the years ended June 30, 2025 and 2024 were $1,844,360 and ($773,360), respectively.

The $1,844,360 in net cash provided by operating activities for the year ended June 30, 2025 was primarily due to the increase in accrued liabilities and accounts payable of $2,615,116 and $855,382, respectively, which was offset by our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges) and the increase in inventories and accounts receivable of $993,069 and $311,767. The ($773,360) in net cash used in operating activities for the year ended June 30, 2024 was primarily due to the decrease in accounts payable and accrued legal contingency expense of $5,685,087 and $2,400,000, respectively, as well as our operating results (net loss adjusted for depreciation, amortization, and other non-cash charges), which was offset by the decrease of accounts receivable and inventories of $7,722,229 and $2,290,211, respectively.

INVESTING ACTIVITIES – Net cash provided by investing activities for the years ended June 30, 2025 and 2024 were $1,006,398 and $723,858, respectively.

The $1,006,398 in net cash provided by investing activities for the year ended June 30, 2025 was primarily due to the contribution in noncontrolling interest by a partner of $2,000,000, which was offset by the payments for the purchase of capitalized product development and intangible assets of $533,563 and the purchase of short-term investments of $437,774. The $723,858 in net cash provided by investing activities for the year ended June 30, 2024 was primarily due to the proceeds from the sale of short-term investments of $910,034, which was offset by purchases related to capitalized product development costs of $123,359.

FINANCING ACTIVITIES – Net cash (used in) provided by financing activities for the years ended June 30, 2025 and 2024 was ($408,663) and $91,057, respectively.

The ($408,663) in net cash used in financing activities for the year ended June 30, 2025 was the repurchase of 200,000 vested stock options from OC Kim, our President, which had been previously granted under the 2020 employee stock option plan. The $91,057 in net cash provided by financing activities for the year ended June 30, 2024 was a repayment received for a loan made to an employee of $91,057.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2025, and the effect such obligations could have on our liquidity and cash flow in future periods:

Operating Lease
Fiscal 2026	$460,293
Fiscal 2027	377,047
Fiscal 2028	389,915
Fiscal 2029	363,310
Total lease payments	1,590,565
Less imputed interest	(196,237)
Total	$1,394,328

Remaining lease term-operating lease in San Diego, California	3.9 years
Discount rate-operating lease in San Diego, California	7%

Remaining lease term-operating lease in South Korea	1.2 years
Discount rate-operating lease in South Korea	6%

Remaining lease term-vehicle lease in San Diego, California	2.4 years
Discount rate-vehicle lease in San Diego, California	7%

LEASES

Refer to ITEM 2. PROPERTIES.

WARRANTY REPAIRS

The following table sets forth the percentages of return rates and warranty repairs for all products currently marketed, in the aggregate, from the date each product was introduced through June 30, 2025.

Current Devices
Device Type	Return Rate	Warranty Repairs
4G Wireless Devices	0.10%	0.01%
5G Wireless Devices	0.55%	0.13%

FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

For the next twelve months, we may require in excess of $2 million for capital expenditures, software licenses and for testing and certifying new products. The Company believes its balances of cash, cash equivalents, and short-term investments, which totaled $40.6 million as of June 30, 2025, along with cash generated by ongoing operations will be sufficient to satisfy its cash requirements over the next 12 months.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of OC Kim, our President, and Reid Granados, our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and the Acting Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2025.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2025.

Item 9B.  OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2025.

Name	Age	Position
OC Kim	60	President, CEO and a Director
Johnathan Chee	62	Chairman of the Board and a Director
Heidy Chow	47	Director
Kristina Kim	62	Director
Ira Greenstein	65	Director
Reid Granados	43	Acting Chief Financial Officer (Principal Financial Officer), and Director of Logistics
Bill Bauer	56	Secretary, General Counsel, and Director of Strategic Affairs
Yun J. (David) Lee	64	Senior Vice President of Sales

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

Johnathan Chee has served as a director since September 2009 and became Chairman in February 2025. He is an attorney and has owned the Law Offices of Johnathan Chee, in Niles, Illinois, since August 2007. Mr. Chee has represented clients in various business dealings and negotiations with Ameritech, SBC, Sprint and several wireless carriers in Latin America. Between 1998 and 2007, he served as an attorney with the C&S Law Group, P.C., in Glenview, Illinois. He holds a B.A. from the University of Illinois-Chicago and a J.D. from IIT Chicago-Kent College of Law. He is a member of the Illinois Bar Association. We believe Mr. Chee’s qualifications to serve as Chairman of the Board and a director of the Company include his experience as a business attorney that allow him to provide the Company’s Board of Directors with valuable knowledge of legal matters that may affect the Company.

Heidy Chow is a Certified Public Accountant and has served as Chief Financial Officer of Snail Inc., a NASDAQ-listed global developer and publisher of interactive digital entertainment, since 2022, and Chief Financial officer of Snail Games USA, Inc. since September 2020. In June 2024, Ms. Chow was appointed to the board of directors of VirnetX Holding Corporation, a global leader in communication security. Previously, she was an Assurance Partner with The Pun Group, LLP, where her client base included several IT companies. Ms. Chow has more than twenty years of experience in auditing, consulting, and finance. Her career in public accounting was spent primarily with national firms RSM US and Ernst & Young, as well as regional firms, where she specialized in corporate accounting and auditing services. She has supervised engagement teams in the design and execution of audits in accordance with standards established by the American Institute of Certified Public Accountants (AICPA) and the Public Company Accounting Oversight Board (PCAOB). Ms. Chow holds a B.S. in Accounting from California State Polytechnic University, Pomona.

Ms. Chow also serves as Chair of our Audit Committee. Our Board of Directors has determined that Ms. Chow qualifies as an “audit committee financial expert,” as defined by SEC rules, and that she is independent under the applicable NASDAQ listing standards.

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

Mr. Greenstein has served as a director since February 2025. He is a Founding Partner of the Pierson Ferdinand LLP law firm. He previously served as Deputy Assistant and Strategist to the President during the first Trump Administration. Before his government service, he was President of IDT Corporation (NYSE: IDT) and Genie Energy Ltd. (NYSE: GNE). Mr. Greenstein holds a Bachelor of Science degree from Cornell University’s School of Industrial and Labor Relations and a Juris Doctor (JD) from Columbia University School of Law. He is currently a member of the board of Forafric Global plc. (NASDAQ: AFRI), where he serves on the Audit and Remuneration Committees.

Reid Granados has served as Acting Chief Financial Officer since January 1, 2025, and as Director of Logistics since September 2024. Mr. Granados has more than twenty years of experience in finance and operations across multiple industries. Previously, he served as Vice President of Finance at a publicly traded retail e-commerce company and, before that, Director of Finance at a NASDAQ-listed company specializing in blockchain payments processing and stablecoin technology. He has also served as Chief Financial Officer of a privately held technology and payments company. Mr. Granados holds a Juris Doctor from DePaul University College of Law, an MBA from DePaul University’s Kellstadt Graduate School of Business, and bachelor’s degrees in accounting and finance from Loyola University Chicago.

Bill Bauer served as our Acting Chief Financial Officer from October 2022 until January 1, 2025, and has also served as our General Counsel and Director of Strategic Affairs since October 2022. He continues to serve as General Counsel and Director of Strategic Affairs. Prior to joining Franklin, he served as in-house legal counsel and senior finance executive across various industries in California and Texas. He has over 15 years of experience in Finance and executive management. He holds a Master’s degree in Business Administration from San Diego State University and a Juris Doctorate from California Western School of Law and is also a member of both the California and Texas State Bars.

Yun J. (David) Lee served as our Chief Operating Officer from September 2008 until July 2023. Since July 2023 Mr. Lee has served as our Senior Vice President of Sales. Mr. Lee has 23 years of executive management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining the Company, he served as President of Ace Electronics, and as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.

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

CORPORATE GOVERNANCE

During fiscal 2025, the Board of Directors held four meetings. Each director attended 100% of the meetings of the Board. The Board of Directors has an Audit Committee made up of Heidy Chow (committee chair), Kristina Kim, and Ira Greenstein; a Compensation Committee made up of Johnathan Chee (committee chair) and Kristina Kim; and a Nominating Committee made up of Johnathan Chee and Heidy Chow. The Board of Directors has no other committees.

RULE 10B-5-1 TRADING ARRANGEMENTS

During the fiscal year ended June 30, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act of 1934. In addition, none of our directors or executive officers adopted, modified, or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal year.

INSIDER TRADING POLICIES AND PROCEDURES

The Company has adopted an Insider Trading Policy (the “Policy”) that applies to all directors, executive officers, employees, and certain consultants and contractors. The Policy is designed to promote compliance with federal securities laws and to prohibit insider trading in the Company’s securities.

The Policy, among other things:

•	Prohibits the purchase or sale of the Company’s securities while aware of material nonpublic information.
•	Restricts trading during designated blackout periods surrounding the Company’s earnings releases and other significant events.
•	Requires pre-clearance of trades by directors, executive officers, and designated employees.
•	Prohibits hedging, short sales, and transactions in derivatives tied to the Company’s securities.
•	Restricts the use of margin accounts and pledges of Company securities without advance approval.

The Policy also addresses the adoption and use of Rule 10b5-1 trading plans, requiring that such plans comply with applicable SEC rules and be pre-approved by the Company’s compliance officer.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2025 and 2024 to our President, Acting Chief Financial Officer, General Counsel, and Senior Vice President of Sales (The “Named Executive Officers and Officers”).

The Board of Directors has adopted a Policy on Recoupment of Executive Incentive Compensation, effective as of October 13, 2023, pursuant to the requirements of Nasdaq Listing Rule 5608 and Securities Exchange Act Rule 10D-1 (the “Policy”). The Policy sets forth the circumstances under which the Company will recover certain incentive compensation paid to Executive Officers and other officers of the Company in connection with certain financial restatements. Each is required to sign and return a form pursuant to which such Executive Officer or other officer agrees to be bound by the terms of this Policy. The Policy is attached to this Report as Exhibit 97.

Summary Compensation Table

Name and Principal Position	Fiscal	Salary	Paid Bonus	Accrued Bonus		Stock Option Repurchase Payment		Option Awards	Total
	Year	($)	($)	($)		($)		($)	($)
OC Kim, President, CEO and a Director	2024	$300,000	$–	$500,000	(1)	$–		$–	$800,000
	2025	$300,000	$25,001	$1,750,000	(1)	$746,067	(2)	$–	$2,821,068
Reid Granados (3) Acting Chief Financial Officer (Principal Financial Officer), and Director of Logistics	2024	$–	$–	$–		$–		$–	$–
	2025	$141,013	$–	$3,000		$–		$–	$144,013
William Bauer (4), Secretary, General Counsel, and Director of Strategic Affairs	2024	$145,000	$–	$75,000		$–		$–	$220,000
	2025	$158,061	$–	$3,000		$–		$–	$161,061
Yun J. (David) Lee (5), Senior Vice President of Sales	2024	$300,000	$–	$120,000		$–		$–	$420,000
	2025	$300,000	$–	$3,000		$–		$–	$303,000

(1)	For fiscal year 2024, a total of $500,000 in quarterly bonuses was accrued (Refer to Exhibit 10.12). For fiscal year 2025, a total of $1,750,000 in bonuses was accrued, consisting of $500,000 in current fiscal year quarterly bonuses and $1,250,000 related to the Joint Venture (Refer to Exhibit 10.13). For fiscal year 2025, bonus payment of $25,001 was made in December 2024.

(2)	Amount shown is not a cash payment. On May 8, 2025, the Company entered into an Option Repurchase Agreement with Mr. Kim under which it agreed to repurchase certain vested options with a nominal value of $746,067. Of this amount, $408,663 was withheld to satisfy applicable employee payroll and income tax withholding obligations in accordance with federal and state tax requirements, and the remaining $337,404, which represented the net amount otherwise payable to Mr. Kim,, was applied in full to offset his receivable balance with the Company (Refer to Exhibit 10.15). No cash was paid directly to Mr. Kim in connection with this transaction.

(3)	On January 1, 2025, the Board of Directors appointed Reid Granados as Acting Chief Financial Officer.

(4)	On January 1, 2025, William Bauer resigned his position as Acting Chief Financial Officer but retained his positions as General Counsel and Director of Strategic Affairs. The change in title does not affect Mr. Bauer’s compensation.

(5)	On July 14, 2023, the Board of Directors appointed David Lee as Senior Vice President of Sales. Mr. Lee had previously served as Chief Operating Officer. The change in title does not affect Mr. Lee’s compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers and Officers as of June 30, 2025. The options vest over periods of three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) nonexercisable	Option Exercise Price ($)	Option Expiration Date
Yun J. (David) Lee	100,000 (1)	–	$5.40	07/13/2025
	15,000 (1)	–	$3.38	12/27/2026
Bill Bauer	20,000 (1)	–	$5.40	07/13/2025
	15,000 (1)	–	$3.38	12/27/2026

(1)	The option vests and is exercisable over three years as follows and has a five-year term:

i.	33.3% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the second anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the third anniversary of the date of the grant.

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

Timing of Stock Option Grants

The Company’s Compensation Committee has adopted a policy regarding the timing of grants of stock options and other equity awards. Under this policy:

•	Annual equity awards are generally approved shortly after the Company’s fiscal year-end results are released.
•	The Committee does not time grants in coordination with the release of material nonpublic information.
•	Directors, officers, and employees are prohibited from receiving options or other equity awards during blackout periods or at any time when they are aware of material nonpublic information.
•	Any Rule 10b5-1 trading plans adopted by executives must comply with applicable SEC regulations and the Company’s Insider Trading Policy.

During fiscal year 2025, the Company did not grant any stock options or equity awards.

Fiscal 2025 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary Nelson	17,500	–	–	17,500
Johnathan Chee	22,500	–	–	22,500
Heidy Chow	22,933	–	–	22,933
Kristina Kim	22,609	–	–	22,609
Ira Greenstein	10,000	–	–	10,000

(1)

Directors are compensated at a base rate of $20,000 annually for the year ended June 30, 2025. Bonuses may be awarded when the business has performed exceptionally well as determined by the Board of Directors. For the year ended June 30, 2025, bonuses totaling $10,000 have been approved and a total of $542 has been reimbursed for directors’ business expenses. On June 24, 2025, the Board of Directors approved a $10,000 increase to the Chairman's annual compensation. This decision brings the Chairman's annual salary to $30,000, with the new rate becoming effective at the start of fiscal year 2026.

On February 17, 2025, the Board of Directors appointed Ira Greenstein to the Board of Directors to replace Gary Nelson who resigned his position on the Board, and Mr. Nelson was not compensated for the quarter ended June 30, 2025.

There are no outstanding equity awards held by any of the non-officer directors as of June 30, 2025.

EMPLOYMENT CONTRACTS

On October 1, 2020, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Senior Vice President of Sales who previously served as Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company's outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

The Change of Control Agreement with Mr. Kim calls for a payment of $5 million upon a change of control, and the agreement with Mr. Lee calls for a payment of $2 million upon a change of control. These agreements were for an initial term of three years but have now been extended through October 2027.

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for a severance payment of $3 million if Mr. Kim voluntarily terminates his employment with the Company or if he voluntarily terminates his employment due to a “change in circumstances,” generally defined as a material breach by the Company of its salary and benefit obligations or a significant reduction in Mr. Kim’s title or responsibilities. In the case of a termination of employment by the Company for cause (generally defined as conviction of a felony, or a misdemeanor where imprisonment is imposed, commission of any act of theft, fraud, dishonesty, or material falsification of any employment or Company records, or improper disclosure of the Company's confidential or proprietary information), the Company is to make a severance payment of $1,500,000. In either case, any unvested options become immediately vested.

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information.  In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, with the first such bonus due on December 31, 2022. Incentive bonuses of $500,000 have been accrued for each of the years ended June 30, 2025 and 2024, resulting in accrued bonus balances of $1,375,000 and $875,000 as of June 30, 2025 and 2024, respectively. As of June 30, 2025, no payment for the accrued bonuses has been made by the Company.

The employment agreement with OC Kim was renewed and extended by the Board in September 2024 and will continue through October 2027.

FORBEARANCE AGREEMENT

On September 23, 2024, the Board acknowledged that OC Kim, its President, had earned an incentive bonus of $1,250,000 for negotiating and securing a joint venture agreement with its EMS partner. The Company and Mr. Kim also entered into a Forbearance Agreement on September 23, 2024, under which Mr. Kim agreed to defer the bonus, in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024.

On January 16, 2025, we accrued the deferred incentive bonus of $1,250,000 to OC Kim, our President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of June 30, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 30, 2025, by each director and executive officer of the Company, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
Joon Won Jyoung 3940 Ruffin Road, Suite C, San Diego, CA 92123	1,004,948		8.5%

OC Kim 3940 Ruffin Road, Suite C, San Diego, CA 92123	1,096,695		9.3%

The Estate of Gary Nelson 3940 Ruffin Road, Suite C, San Diego, CA 92123	314,008	(1)	2.7%

Yun J. (David) Lee 3940 Ruffin Road, Suite C, San Diego, CA 92123	185,000		1.6%

Johnathan Chee 3940 Ruffin Road, Suite C, San Diego, CA 92123	13,500		0.1%

Paul Packer 7100 West Camino Real, Suite 302-48, Boca Raton, FL 33433	727,794	(2)	6.2%
All directors and executive officers as a group	3,341,945		28.4%

(1)	Gary Nelson resigned from the Board of directors on February 17, 2025, and passed away on June 11, 2025.
(2)	Based solely on a Schedule 13G dated March 31, 2025, which indicates that Mr. Packer may be deemed to beneficially own 727,794 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We entered into a Forbearance Agreement with Mr. Kim on September 23, 2024, under which Mr. Kim agreed to defer a $1,250,000 bonus previously earned by him in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024.

On January 16, 2025, we accrued the deferred incentive bonus of $1,250,000 to OC Kim, our President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of June 30, 2025.

On May 8, 2025, we entered into an Option Repurchase Agreement with Mr. Kim under which we repurchased certain vested options for a total value of $746,067. Of this amount, $408,663 was withheld to satisfy applicable payroll and income tax obligations, and the remaining $337,404, which represented the net amount otherwise payable to Mr. Kim, was applied in full to offset his receivable balance with the Company. No cash was paid directly to Mr. Kim in connection with this transaction.

For the years ended June 30, 2025 and 2024, we purchased electronic manufacturing services from Forge International Co., Ltd., our joint venture partner in the organization of Sigbeat, in the amounts of approximately $13.7 million and $177,000, respectively, and had related accounts payable of approximately $5.6 million and $177,000 as of June 30, 2025 and 2024, respectively. (Refer to NOTE 9–RELATED PARTY TRANSACTIONS)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2025	FY 2024
Audit Fees	$104,378	$126,350
Total Fees	$104,378	$126,350

In the above table, “audit fees” are fees billed by our external auditor for services provided in auditing our company's annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2025, and 2024, which was performed by Simon & Edward, LLP. All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp. (3)
4.1	Description of Securities (6)
10.1	Employment Agreement, dated September 7, 2021, between Franklin Wireless Corp. and OC Kim
10.2	Amendment No. 1 to Employment Agreement, dated November 10, 2022, between Franklin Wireless Corp. and OC KIM (8)
10.3	Change of Control Agreement, dated October 1, 2021, between Franklin Wireless Corp. and OC Kim (4)
10.4	Change of Control Agreement, dated October 1, 2021, between Franklin Wireless Corp. and Yun J. (“David”) Lee (4)
10.5	Lease, dated September 9, 2015, between the Company and Hunsaker & Associates San Diego, Inc., a California corporation (5)
10.6	Loan Agreement between Franklin Technology Incorporation and Franklin Wireless Corp., dated March 31, 2022 (7)
10.7	Amendment No. 1 to Change of Control Agreement, dated September 25, 2023, between Franklin Wireless Corp. and OC Kim (9)
10.8	Amendment No. 1 to Change of Control Agreement, dated September 25, 2023, between Franklin Wireless Corp. and Yun J. (“David”) Lee (9)
10.9	“Short-Swing” Profits Litigation” Settlement Agreement, dated June 12, 2024, Nosirrah Management LLC v. OC Kim, Franklin Wireless (11)
10.10	Amendment No. 2 to Change of Control Agreement, dated September 11, 2024, between Franklin Wireless Corp. and OC Kim (11)
10.11	Amendment No. 2 to Change of Control Agreement, dated September 11, 2024, between Franklin Wireless Corp. and Yun J. (“David”) Lee (11)
10.12	Amendment No. 2 to Employment Agreement, dated September 11, 2024, between Franklin Wireless Corp. and OC Kim (11)
10.13	Forbearance Agreement, dated September 23, 2024, between Franklin Wireless Corp. and OC Kim (11)
10.14	Purchase and Supply Agreement Partially Redacted, dated June 20, 2024, between Franklin Wireless Corp. and Forge International Co., Ltd (10)
10.15	Option Repurchase Agreement, dated May 8, 2025, between Franklin Wireless Corp. and OC Kim (10)
14.1	Code of Ethics (2)
19	Insider Trading Policy
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Mandatory Recoupment Policy (11)

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008.
(2)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2008, filed on September 26. 2008.
(3)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2009, filed on October 13, 2009.
(4)	Incorporated by reference from Report on Form 8-K dated October 1, 2021
(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015.
(6)	Incorporated by reference from Report on Form 10-K/A for the year ended June 30, 2020, filed on September 18, 2020.
(7)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 10, 2022.
(8)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed on February 14, 2023.
(9)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2023, filed on September 28, 2023.
(10)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 15, 2025.
(11)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2024, filed on September 30, 2024.

(c) Supplementary Information

None.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ OC KIM	President and a Director	September 29, 2025
OC Kim

Principal Financial and Accounting Officer
/s/ REID GRANADOS	Acting Chief Financial Officer	September 29, 2025
Reid Granados

/s/ JOHNATHAN CHEE	Chairman of the Board and a Director	September 29, 2025
Johnathan Chee

/s/ HEIDY CHOW	Director	September 29, 2025
Heidy Chow

/s/ KRISTINA KIM	Director	September 29, 2025
Kristina Kim

/s/ IRA GREENSTEIN	Director	September 29, 2025
Ira Greenstein

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Franklin Wireless Corp.

San Diego, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. and its subsidiary (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The primary procedures we performed to address this critical audit matter included:

•	Reviewed all ongoing legal claims and settled claims along with the supporting documents, including assessing the status of each case, the likely outcome, and potential financial exposure.

•	Obtained the legal confirmations per our audit inquiries with external legal counsels, evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is remote, reasonably possible or probable and reasonably estimable.

•	Reviewed the Company's recorded provisions for legal contingencies to determine if they accurately reflect potential liabilities.

•	Verified the gain from legal compensation recorded with the settlement agreement entered and payment received.

•	Ensured that the Company’s disclosures related to legal proceedings in the consolidated financial statements comply with applicable accounting and disclosure standards.

/s/Simon & Edward, LLP

We have served as the Company's auditor since 2024.

Rowland Heights, CA

September 29, 2025

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$14,741,173	$12,266,556
Short-term investments	25,887,028	25,191,271
Accounts receivable, net	1,330,504	1,155,060
Other receivable due from officer	662,596	–
Inventories, net	2,358,335	1,425,685
Other current assets	143,666	107,976
Advance payments to vendors	56,988	73,912
Total current assets	45,180,290	40,220,460
Property and equipment, net	72,882	114,939
Intangible assets, net	1,014,112	1,309,626
Deferred tax assets, non-current	3,273,622	3,184,240
Goodwill	273,285	273,285
Right of use assets, net	1,382,294	1,486,034
Other assets	133,545	131,245
TOTAL ASSETS	$51,330,030	$46,719,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,119,055	$7,262,195
Contract liabilities and advance from customers	125,300	158,771
Accrued liabilities, bonus payable to an officer	2,625,000	875,000
Accrued liabilities, others	1,172,044	550,146
Lease liabilities, current	375,343	239,727
Total current liabilities	12,416,742	9,085,839
Lease liabilities, non-current	1,018,985	1,257,992
Total liabilities	13,435,727	10,343,831

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding	14,263	14,263
Additional paid-in capital	14,337,826	14,733,300
Retained earnings	24,894,108	25,137,209
Treasury stock, 2,549,208 shares	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,146,862)	(1,182,825)
Total Parent Company stockholders’ equity	34,544,442	35,147,054
Non-controlling interests	3,349,861	1,228,944
Total stockholders’ equity	37,894,303	36,375,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,330,030	$46,719,829

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Loss

	Fiscal Years Ended June 30,
	2025	2024
Net sales	$46,086,901	$30,796,690
Cost of goods sold	(38,171,832)	(27,288,340)
Gross profit	7,915,069	3,508,350
Operating expenses:
Selling, general and administrative	6,676,078	6,041,355
Research and development	4,102,660	3,406,750
Total operating expenses	10,778,738	9,448,105
Loss from operations	(2,863,669)	(5,939,755)
Other income (expense), net:
Interest income	695,127	804,148
Income from governmental subsidy	–	16,350
Gain from the forgiveness of accounts payable and accrued liabilities	247,592	–
Gain (loss) from the disposal of property and equipment and intangible assets	3,563	(10,436)
Litigation settlement income	1,000,000	–
Gain (loss) from foreign currency transactions	196,635	(486,497)
Other income, net	535,156	500,219
Total other income (expense), net	2,678,073	823,784
Loss before benefit for income taxes	(185,596)	(5,115,971)
Income tax benefit	(45,167)	(949,300)
Net loss	(140,429)	(4,166,671)
Less: non-controlling interests in net income (loss) of subsidiary at 33.7%	79,070	(202,655)
Less: non-controlling interests in net income (loss) of subsidiary at 40.0%	23,602	–
Net loss attributable to Parent Company	$(243,101)	$(3,964,016)

Loss per share attributable to Parent Company stockholders – basic and diluted	$(0.02)	$(0.34)
Weighted average common shares outstanding – basic and diluted	11,784,280	11,784,280

Comprehensive loss
Net loss	$(140,429)	$(4,166,671)
Translation adjustments	54,208	(167,263)
Comprehensive loss	(86,221)	(4,333,934)
Less: comprehensive income (loss) attributable to non-controlling interest	102,672	(202,655)
Less: Foreign exchange translation attributable to non-controlling interest	18,245	(56,368)
Comprehensive loss attributable to controlling interest	$(207,138)	$(4,074,911)

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2023	11,784,280	$14,263	$14,438,196	$29,101,225	$(3,554,893)	$(1,071,930)	$1,487,967	$40,414,828
Net loss attributable to Parent Company	–	–	–	(3,964,016)	–	–	–	(3,964,016)
Foreign exchange translation	–	–	–	–	–	(110,895)	(56,368)	(167,263)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(202,655)	(202,655)
Stock based compensation	–	–	295,104	–	–	–	–	295,104
Balance - June 30, 2024	11,784,280	$14,263	$14,733,300	$25,137,209	$(3,554,893)	$(1,182,825)	$1,228,944	$36,375,998
Net loss attributable to Parent Company	–	–	–	(243,101)	–	–	–	(243,101)
Foreign exchange translation	–	–	–	–	–	35,963	18,245	54,208
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	102,672	102,672
Stock based compensation	–	–	350,593	–	–	–	–	350,593
Company stock option repurchase from an officer	–	–	(746,067)	–	–	–	–	(746,067)
Contribution to a subsidiary by an EMS Partner	–	–	–	–	–	–	2,000,000	2,000,000
Balance - June 30, 2025	11,784,280	$14,263	$14,337,826	$24,894,108	$(3,554,893)	$(1,146,862)	$3,349,861	$37,894,303

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(140,429)	$(4,166,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	33,125	33,958
Amortization of intangible assets	827,091	993,214
(Gain) loss from foreign currency transactions	(233,720)	572,426
Stock based compensation	350,593	295,104
Bad debt expense	158,400	–
Reserve for allowance slow moving inventories	63,846	16,934
(Gain) from trading vehicle and loss from the disposal of property and equipment and intangible assets	(3,563)	10,417
Recovery of litigation settlement with an officer	(1,000,000)	–
Forgiveness of debts	(247,592)	–
Net change of right use assets and lease liabilities	349	5,246
Deferred tax benefit	(79,703)	(958,759)
Increase (decrease) in cash due to change in working capital:
Accounts receivable	(311,767)	7,722,229
Inventories	(993,069)	2,290,211
Other current assets	(34,349)	(64,311)
Advance payments to vendors	18,121	(23,792)
Other assets	–	(4,699)
Accounts payable	855,382	(5,685,087)
Contract liabilities and advance from customers	(33,471)	8,248
Accrued legal contingency expense	–	(2,400,000)
Accrued liabilities	2,615,116	581,972
Net cash provided by (used in) operating activities	1,844,360	(773,360)

CASH FLOW FROM INVESTING ACTIVITIES:
Contribution to a subsidiary by an EMS partner	2,000,000	–
Proceeds (purchases) of short-term investments	(437,774)	910,034
Purchases of property and equipment	(32,765)	(55,025)
Cash proceeds from sales of a vehicle	10,500	–
Payments for capitalized product development costs and intangible assets	(533,563)	(131,151)
Net cash provided by investing activities	1,006,398	723,858

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment received from the employee loan	–	91,057
Payment to repurchase stock option from an officer	(408,663)	–
Net cash (used in) provided by financing activities	(408,663)	91,057

Effect of foreign currency translation	32,522	(16,285)
Net increase in cash and cash equivalents	2,474,617	25,270
Cash and cash equivalents, beginning of year	12,266,556	12,241,286
Cash and cash equivalents, end of year	$14,741,173	$12,266,556

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(40,800)	$(46,000)

Noncash supplemental disclosure of cash flow information:
Accrued liabilities offset with other receivable from an officer:	$(337,404)	$–

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS OVERVIEW

Doing business as “Franklin Access”, we are a leading global provider of integrated wireless solutions utilizing the latest 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications, driving forward seamless communication and connectivity for both individuals and enterprises.

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

Principles of Consolidation

As of June 30, 2025, the consolidated financial statements include the accounts of the Company and its subsidiaries, Franklin Technology Inc. (“FTI”) and Sigbeat Inc. (“Sigbeat”), with majority voting interests of approximately 66.3% and 60.0%, respectively, (approximately 33.7% and 40.0% are owned by noncontrolling interests, respectively). As of June 30, 2024, the consolidated financial statements include the accounts of the Company and its subsidiary, FTI, with a majority voting interest of 66.3% (approximately 33.7% is owned by noncontrolling interests). In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings (loss) are reduced by the portion of the net earnings (loss) of the subsidiary or subsidiaries applicable to noncontrolling interests.

On May 14, 2024, the Company entered into an Agreement for Formation of a Joint Venture Corporation (the “Agreement”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its Electronic Manufacturing Services (“EMS”) partner, Forge International Co., Ltd. (“Forge”). The parties shall contribute a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by the Company and one appointed by Forge. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determine.

Pursuant to the Agreement, in July 2024, Sigbeat entered into a stock subscription agreement with Forge to purchase 400,000 shares of Common Stock, representing 40% of the total outstanding Common Stock of Sigbeat. On December 23, 2024, and January 9, 2025, the Company contributed $600,000 and $2,400,000 for Common Stock, respectively, and, on January 16, 2025, Forge contributed $2,000,000 for Common Stock.

Reclassifications

Certain amounts on the prior period’s consolidated financial statements were regrouped and reclassified to conform to current-year presentation, with no effect on total stockholders’ equity.

Non-controlling Interest in Consolidated Subsidiary

As of June 30, 2025, the non-controlling interest was $3,349,861, which represents a $2,120,917 increase from $1,228,944 as of June 30, 2024. The increase of $2,120,917 in the non-controlling interest consists of a $97,315 increase in FTI and a $2,023,602 increase in Sigbeat. The $97,315 increase in FTI reflects $79,070 attributable to non-controlling interest from net income of $234,927 and $18,245 from foreign currency translation adjustments for the year ended June 30, 2025. The $2,023,602 increase in Sigbeat reflects $23,602 attributable to non-controlling interest from net income of $59,005 for the year ended June 30, 2025, and $2,000,000 from Forge’s cash contribution in exchange for Common Stock.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. We have one reportable segment, consisting of the sale of wireless access products. The Chief Operating Decision Maker (“CODM”) assesses performance for the segment and allocates resources based on the consolidated net income (loss) of the company. The CODM uses the consolidated net income (loss) to evaluate the return on assets in deciding on resource allocation, monitor performance against budgets, and benchmark performance against competitors.

We generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area and the reconciliation of total segment sales less disclosed significant expenses to the segment's measure of net income or loss.

	Fiscal Years Ended June 30,
Net sales:	2025	2024
North America	$46,081,244	$30,699,727
Asia	5,657	96,963
Totals	$46,086,901	$30,796,690

	Fiscal Years Ended June 30,
Items:	2025	2024
Net sales	$46,086,901	$30,796,690
Cost of goods sold	(38,171,832)	(27,288,340)
Selling, general, and administrative expenses	(6,676,078)	(6,041,355)
Research and development expenses	(4,102,660)	(3,406,750)
Other segment items	2,723,240	1,773,084
Net loss	$(140,429)	$(4,166,671)

	Fiscal Years Ended June 30,
Long-lived assets, net (property and equipment and intangible assets):	June 30, 2025	June 30, 2024
North America	$929,173	$1,218,139
Asia	157,821	206,426
Totals	$1,086,994	$1,424,565

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of our collection history as well as the current balances associated with all significant customers and associated invoices, as of June 30, 2025, and 2024, we recorded a reserve for doubtful accounts of $159,166 and $748, respectively

Cash Flows Reporting

We follow ASC 230, Statements of Cash Flows, which requires that cash receipts and payments be classified as operating, investing, or financing activities and provides definitions for each category. We use the indirect or reconciliation method (“Indirect method”) as defined by ASC 230. Under this method, net income is adjusted for the effects of non-cash transactions, deferrals or accruals of past or future operating cash receipts and payments, and items classified as investing or financing cash flows.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of our management and policies of the Company. (Refer to NOTE 9–RELATED PARTY TRANSACTONS)

Foreign Currency Translations

We have a majority-owned subsidiary in a foreign country, South Korea. Fluctuations in foreign currency impact the amount of total assets, liabilities, earnings and cash flows that we report for our foreign subsidiary upon the translation of these amounts into U.S. Dollars for, and as of the end of, each reporting period. In particular, the strengthening of the U.S. Dollar generally will reduce the reported amount of our foreign-denominated cash, cash equivalents, total revenues and total expenses that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period. However, a majority of our consolidated revenue is denominated in U.S. Dollars, and therefore, our revenue is not directly subject to foreign currency risk.

In accordance with ASC 830, transactions denominated in a currency other than an entity’s functional currency are remeasured into the functional currency. Resulting foreign currency transaction gains and losses are recognized in net income (loss) in the period in which they occur.

Leases

In accordance with ASC 842, we determine whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, we determine whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payment arising from the lease ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payment over the lease term. The ROU asset also includes deferred rent liabilities. Our lease arrangements generally do not provide an implicit interest rate. As a result, in such situations, we use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We include options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assts and liabilities.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

Revenue Recognition

The Company accounts for its revenue according to ASC 606, “Revenue from Contracts with Customers”, pursuant to which, revenue is recognized when the control of the promised goods or services is transferred to the customers, and the performance obligations under the contract have been satisfied, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company determines revenue recognition through the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services covered by contracts primarily consist of hot spot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, provisions for the years ended June 30, 2025, and 2024, were not material.

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

The balances of our trade receivables are as follows:

	June 30, 2025	June 30, 2024
Accounts Receivable, net	$1,330,504	$1,155,060

We did not have any un-invoiced receivables for the periods ended June 30, 2025 and 2024.

Our contract liabilities are as follows:

	June 30, 2025	June 30, 2024
Undelivered products	$125,300	$158,771
Accrued marketing development funds	673,205	–
Totals	$798,505	$158,771

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.2% and 98.8% of net sales for the years ended June 30, 2025 and 2024. Revenue recognized over a period of time is based on the percent completion of a project and accounted for under 1.0% and 1.2% of net sales for the years ended June 30, 2025 and 2024, respectively. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2025 and 2024, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $790,000 and $970,000 related to capitalized product development costs associated with completed technology for the years ended June 30, 2025, and 2024, respectively.

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

As of June 30, 2025, and 2024, capitalized product development costs in progress were $452,676 and $0, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the years ended June 30, 2025 and 2024, we incurred $520,202 and $123,359, respectively in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $4,102,660 and $3,406,750 for the years ended June 30, 2025, and 2024, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statements of comprehensive income, were $276,311 and $163,138 for the years ended June 30, 2025, and 2024, respectively.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Short Term Investments

We have invested excess funds in short-term liquid assets, such as certificates of deposit or money market funds.

Inventories, Net

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the Company’s control. We may write down our inventory value for potential obsolescence and excess inventory. For the years ended June 30, 2025, and 2024, we recorded reserve allowances of $63,846 and $16,934, respectively, for inventories we have identified as obsolete or slow-moving. As of June 30, 2025, the reserve balance for slow-moving inventories was $11,114, following a $144,214 write-down of our inventory's value due to obsolescence. As of June 30, 2024, the reserve balance was $91,482 with no write-down of our inventory’s value due to obsolescence.

Property and Equipment, Net

Property and equipment are recorded at cost. Significant additions or improvements extending the useful lives of assets are capitalized. Maintenance and repairs of an expense nature are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Machinery	6 years
Office equipment	5 years
Molds	3~6 years
Vehicles	5 years
Computers and software	5 years
Furniture and fixtures	7 years
Facilities improvements	5 years or life of the lease, whichever is shorter

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2025, and 2024.

Intangible Assets, Net

The definite lived intangible assets consisted of the following as of June 30, 2025:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Technology in progress	Not Applicable	–	452,676	–	452,676
Software	5 years	0.9 years	448,922	355,600	93,322
Patents	10 years	6.0 years	79,519	31,679	47,840
Certifications & licenses	3 years	1.3 years	3,166,828	2,746,554	420,274
Total as of June 30, 2025			$4,147,945	3,133,833	1,014,112

The definite lived intangible assets consisted of the following as of June 30, 2024:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Complete technology	3 years	–	18,397	18,397	–
Technology in progress	Not Applicable	–	–	–	–
Software	5 years	1.6 years	489,992	365,526	124,466
Patents	10 years	6.7 years	67,373	27,345	40,028
Certifications & licenses	3 years	1.4 years	3,924,007	2,778,875	1,145,132
Total as of June 30, 2024			$4,499,769	3,190,143	1,309,626

Amortization expense recognized for the years ended June 30, 2025, and 2024 were $827,091 and $992,699, respectively. For the year ended June 30, 2025, we disposed of fully amortized certifications and licenses of $824,706 and completed technology of $18,397. For the year ended June 30, 2024, we disposed of fully amortized certifications and licenses of $86,884 and expensed technology in progress of $9,404.

The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows:

	FY2026	FY2027	FY2028	FY2029	FY2030	Thereafter
Total	$431,600	$74,904	$37,249	$17,683	$–	$–

Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” we review for impairment long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

We are not aware of any events or changes in circumstances during the year ended June 30, 2025, that would indicate that the long-lived assets are impaired.

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

(Loss) Earnings per Share Attributable to Common Stockholders

In accordance with ASC 260, basic earnings (loss) per share are calculated by dividing the net income (loss) by the weighted-average number of common shares that were outstanding for the period, without considering any potential future issuance of common shares. Diluted (loss) earnings per share is calculated by dividing the net income (loss) by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method. Potentially dilutive shares are comprised of common stock options outstanding under our stock plan. Diluted EPS excludes all dilutive potential common shares if their effect is nondilutive. Nondilutive shares are not taken into account when computing the weighted average number of shares used in the dilutive EPS calculation.

Concentrations of Credit Risk

We extend credit to our customers and perform ongoing credit evaluations of such customers. We evaluate our accounts receivable on a regular basis for collectability and provide an allowance for potential credit losses as deemed necessary. $158,400 reserve was recorded for the year ended June 30, 2025, and no reserve was required or recorded for the year ended June 30, 2024.

Substantially all of our revenues are derived from sales of wireless data products. Any significant decline in market acceptance of our products or in the financial condition of our existing customers could impair our ability to operate effectively.

A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2025, net sales to our two largest customers represented approximately 61% and 33% of our consolidated net sales, respectively, and 34% and 57% of our accounts receivable balance as of June 30, 2025. For the year ended June 30, 2024, net sales to our two largest customers represented approximately 68% and 22% of our consolidated net sales, respectively, and 0% and 85% of our accounts receivable balance as of June 30, 2024.

For the year ended June 30, 2025, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If they were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenue. For the year ended June 30, 2025, we purchased wireless data products from two suppliers in the amount of $31,999,540, or 85.3% of total purchases, and had related accounts payable of $5,641,183, or 69.5%, as of June 30, 2025. For the year ended June 30, 2024, we purchased wireless data products from two suppliers in the amount of $23,581,572, or 98.9% of total purchases, and had related accounts payable of $6,263,385, or 86.2%, as of June 30, 2024.

We maintain our cash accounts with established commercial banks in the United States of America (the “U.S.”) and Korea. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 and the Korea Deposit Insurance Corporation insured limit of approximately $37,000 for each financial institution located in the U.S. and Korea, respectively. We have approximately $28.3 million and $11.5 million in uninsured deposits in the U.S. and Korea, respectively, but we do not anticipate any losses on excess deposits.

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	June 30, 2025	June 30, 2024
Accrued payroll deductions owed to government entities	$50,988	$49,452
Accrued bonuses to an officer (1)	2,625,000	875,000
Accrued salaries (2)	132,377	–
Accrued vacation	174,108	164,884
Accrued commission for service providers	69,318	15,000
Accrued marketing development funds (3) (4)	673,205	247,592
Other accrued liabilities (5)	72,048	73,218
Total	$3,797,044	$1,425,146

(1)	On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for the payment of an incentive to Mr. Kim, of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, for an aggregate total of $2 million, with the first such bonus accrued on December 31, 2022. Incentive bonuses of $500,000 have been accrued for each of the years ended June 30, 2025 and 2024, resulting in accrued bonus balances of $1,375,000 and $875,000 as of June 30, 2025 and 2024, respectively. As of June 30, 2025, no payment for the accrued bonuses has been made by the Company.

On September 23, 2024, the Board acknowledged that Mr. Kim had earned an incentive bonus of $1,250,000 for negotiating and securing a joint venture agreement which resulted in the organization of Sigbeat. The Company and Mr. Kim entered into a Forbearance Agreement, dated September 23, 2024, under which Mr. Kim agreed to defer the bonus, in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024. On January 16, 2025, there was a completed contribution for Common Stock of Sigbeat, and the Company accrued the deferred incentive bonus of $1,250,000 to Mr. Kim. As of June 30, 2025, no payment for the accrued has been made by the Company.

(2)	The Company accrued regular salaries of $132,377 to employees for the payroll period ended June 30, 2025, and the payment of the accrued salaries was made by the Company on July 1, 2025.

(3)	The Company accrued a liability for marketing development funds owed to a customer of $673,205 to provide financial support for its marketing and promotion programs of our products for the year ended June 30, 2025.

(4)	The Company accrued a liability for marketing development funds owed to a customer of approximately $650,000 to provide financial support for its marketing and promotion programs during the 2021 fiscal year. Of the amount accrued, total payments were made of approximately $400,000 in the form of credit memos. The remaining balance of approximately $250,000 as of June 30, 2024, was eliminated/written-off as of September 30, 2024 because it was confirmed that the liability no longer existed.

(5)	On or about December 7, 2023, the Company received an invoice from our prior landlord, Hunsaker & Associates, requesting payment of additional rent on its completed and expired lease of office space located at 9707 Waples Street, San Diego, CA as of December 31, 2023. This invoice of $142,978 purports to represent charges for variable cost increases during the prior 7 years of the lease, which was discounted by $46,274 and adjusted down to $96,704 for the three months ended June 30, 2024. The Company is currently reviewing these charges and will be requesting further validation of these charges, in accordance with its rights granted under the lease. For the year ended June 30, 2024, the Company recorded an additional rent expense of $96,704 and an accrued liability of $72,048 reflecting this pending invoice and a credit of $24,656 for our deposit on the leasehold property.

NOTE 4 - INCOME TAXES

Income tax benefit for the years ended June 30, 2025, and 2024 consists of the following:

	Years Ended June 30,
	2025	2024
Current income tax (benefit) expense:
Federal	$33,736	$8,659
State	800	800
Foreign	–	–
Total Current income tax expense (benefit)	34,536	9,459
Deferred income tax (benefit) expense:
Federal	189,057	(891,455)
State	(123,770)	3,101
Foreign	(144,990)	(70,405)
Total deferred income tax expense (benefit)	(79,703)	(958,759)
Benefit for income taxes	$(45,167)	$(949,300)

The income tax benefit reconciles to the amount computed by applying the effective federal statutory income tax rate to the income before provision for income taxes as follows:

	Years Ended June 30,
	2025	2024
Federal income tax, at statutory rate of 21% applied to loss before income taxes and extraordinary items	$(50,519)	$(1,074,307)
State tax, net of federal tax (benefit) expense	(98,897)	2,535
Nondeductible expenses	(17,146)	63,393
R&D credits	(50,535)	(46,945)
Foreign rate difference	1,879	(13,450)
Others	170,051	119,474
Benefit for income taxes	$(45,167)	$(949,300)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2025	June 30, 2024
Deferred tax asset:
Net operating losses	$952,166	$1,445,271
State tax	168	168
Lease accounting, net	2,529	2,457
Intangibles	1,768,558	1,330,679
Tax credits	255,598	227,706
Bad debt expense reserve	33,279	–
Inventory reserve	8,430	19,236
Other, net	433,565	306,415
Total deferred tax assets	3,454,293	3,331,932
Deferred tax liabilities:
Deferred state taxes	(73,186)	(47,193)
Property and equipment, net	1,856	(80)
Unrealized gain (loss)	(109,341)	(100,419)
Total deferred tax liabilities	(180,671)	(147,692)
Less valuation allowance	–	–
Net deferred tax asset	$3,273,622	$3,184,240

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of our gross deferred tax assets, including the amount and timing of forecasted future taxable income. Management determined it is more likely than not that the federal deferred tax assets will be fully realized, and no valuation allowance is necessary to record as of June 30, 2025, or 2024.

As of June 30, 2025, we have federal and state net operating loss carryforwards of approximately $2.7 million and $0.7 million, respectively. Under the Tax Cuts and Jobs Act, the federal net operating loss of approximately $2.7 million, which will carry forward indefinitely. The state net operating loss of approximately $0.7 million will begin to expire in 2043. The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company's computation of its deferred tax assets, is as follows:

Balance as of June 30, 2023	$389,016
Gross increase	25,310
Balance as of June 30, 2024	414,326
Gross decrease	(192,199)
Balance as of June 30, 2025	$222,127

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

NOTE 5 – (LOSS) EARNINGS PER SHARE

We report (loss) earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic (loss) earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options by using the treasury stock method, which assumes that the proceeds from assumed option exercises are used to repurchase common shares in the market.

For the years ended June 30, 2025, and 2024, we were in a net loss position and have excluded 392,001 and 627,001 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive.

The weighted average number of shares outstanding used to compute loss per share is as follows:

	Year Ended June 30,
	2025	2024
Net loss attributable to Parent Company	$(243,101)	$(3,964,016)
Weighted-average shares of common stock outstanding:
Basic	11,784,280	11,784,280
Dilutive effect of common stock equivalents arising from stock options	–	–
Diluted Outstanding shares	11,784,280	11,784,280
Basic loss per share attributable to Parent Company stockholders	$(0.02)	$(0.34)
Diluted loss per share attributable to Parent Company stockholders	$(0.02)	$(0.34)

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

We leased approximately 12,775 square feet of office space in San Diego, California, at a monthly rent of $25,754, pursuant to a lease that expired in December 2023. On October 19, 2023, we signed a lease for office space consisting of approximately 11,400 square feet, located in San Diego, California, at a monthly rent of $27,789, which commenced on January 1, 2024. In addition to monthly rent, the lease includes payment for certain common area costs. The term of the lease for the office space is 65 months from the lease commencement date. Our facility is covered by an appropriate level of insurance, and we believe it to be suitable for our use and adequate for our present needs. Rent expense related to this property was $337,322 and $321,259 for the years ended June 30, 2025 and 2024.

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

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $6,600, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,200, both located in Seoul, South Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $105,889 and $112,206 for each of the years ended June 30, 2025 and 2024, respectively.

We lease one corporate housing facility, located in Seoul, Korea, primarily for our employees who travel, under a non-cancelable operating lease that expired on September 4, 2025, and was extended for an additional 12 months to September 4, 2026. Rent expense related to this lease was $8,077 and $8,089 for the years ended June 30, 2025 and 2024, respectively. We lease one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027. Rent expense related to this lease was $6,473 and $0 for the years ended June 30, 2025 and 2024, respectively.

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

Rent expenses for the years ended June 30, 2025, and 2024 were $469,910 and $538,258 respectively. In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the years ended June 30, 2025, and 2024 are as follows:

	Years ended June 30,
	2025	2024
Operating lease expense	$443,211	$321,259
Additional charges for the prior operating lease subject to dispute	–	96,704
Vehicle lease expense	6,473
Short term lease cost	20,226	120,295
Total lease expense	$469,910	$538,258

In accordance with ASC 842, future minimum payments under operating leases are as follows:

Operating Lease
Fiscal 2026	$460,293
Fiscal 2027	377,047
Fiscal 2028	389,915
Fiscal 2029	363,310
Total lease payments	1,590,565
Less imputed interest	(196,237)
Total	$1,394,328
Remaining lease term-operating lease in San Diego, California	3.9 years
Discount rate-operating lease in San Diego, California	7%
Remaining lease term-operating lease in South Korea	1.2 years
Discount rate-operating lease in South Korea	6%
Remaining lease term-vehicle lease in San Diego, California	2.4 years
Discount rate-vehicle lease in San Diego, California	7%

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

On December 19th, 2024, after an 8-day trial, the jury returned a verdict finding only nominal damages of $0.99 against a single director and no damages against all other defendants.

Pape

A legal action was filed in the Second Judicial District Court of Nevada in the County of Washoe against Franklin, as a nominal defendant, Barbara Pape, derivatively on behalf of nominal defendant Franklin Wireless Corp. v. O.C. Kim, et al., Case # CV22-00471, on or about March 21, 2022, claiming among other things, that we had prior knowledge that the recall was likely and that we did not disclose that information to investors in a timely manner. Following the jury verdict in the consolidated Harwood and Martin action finding only nominal damages, the parties agreed to dismiss this action. On August 12, 2025, the court formally dismissed the case.

“Short-Swing” Profits Litigation

A legal action was filed in the U.S. District Court, Southern District of California (San Diego) against Franklin, as a nominal defendant, Nosirrah Management LLC v. Franklin Wireless et al., Case # 3:21-cv-01316-RSH-JLB, on or about July 22, 2021, claiming that our Chief Executive Officer, O.C. Kim, violated Section 16(b) of the Securities Exchange Act of 1934 for receiving “short-swing” profits from a sale and purchase of Franklin shares, in violation of that Act. On October 19, 2023, the jury returned a verdict of $2,000,000 in favor of the Company against the Company’s Chief Executive Officer, O.C. Kim. Mr. Kim. Subsequently, the parties entered into a settlement agreement on June 12, 2024, for Mr. Kim to pay $1,000,000, and the appeal by O.C. Kim was dismissed. On September 23, 2024 the Company and Mr. Kim entered into a Forbearance Agreement to defer payment of the settlement in exchange for deferment of a $1,250,000 bonus for securing a joint venture agreement to allow Mr. Kim time to pursue remedies with the State of Nevada.

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of June 30, 2025.

Loan Agreement with Subsidiary, FTI

On March 21, 2022, Franklin Wireless Corp. (the “Company”) entered into a Loan Agreement with its South Korean subsidiary, FTI, under which the Company agreed to loan US$10,000,000 to FTI. The Company owns a majority of the outstanding equity of FTI. FTI’s primary business is providing design and development services to the Company for our wireless products. As part of the loan transaction, FTI delivered a $10 million Promissory Note to the Company (the “Note”). In the preparation of consolidated financial statements of the Company, the transactions and balances related to the loan of $10 million, including the accrued interest for the year ended June 30, 2025, were eliminated as intercompany transactions.

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

Employment Contracts

On October 1, 2020, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Senior Vice President of Sales who previously served as Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control of the Company. The term includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors of the Company during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company’s outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company’s assets.

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

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information. In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, with the first such bonus due on December 31, 2022. Incentive bonuses of $500,000 have been accrued for each of the years ended June 30, 2025 and 2024, resulting in accrued bonus balances of $1,375,000 and $875,000 as of June 30, 2025 and 2024, respectively. As of June 30, 2025, no payment for the accrued bonuses has been made by the Company.

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

Pursuant to the Agreement, in July 2024, Sigbeat entered into a stock subscription agreement with Forge to purchase 400,000 shares of Common Stock, representing 40% of the total outstanding Common Stock of Sigbeat. On December 23, 2024, and January 9, 2025, the Company contributed $600,000 and $2,400,000 for Common Stock, respectively, and, on January 16, 2025, Forge contributed $2,000,000 for Common Stock.

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

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of June 30, 2025.

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

NOTE 7 - LONG-TERM INCENTIVE PLAN AWARDS

We apply the provisions of ASC 718, “Compensation - Stock Compensation,” to all of our stock-based compensation awards and use the Black-Scholes option pricing model to value stock options. The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted average assumptions: The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding with the expected term of options award; the expected term represents the period of time that options granted are expected to be outstanding, taking into account the vesting provisions and historical exercise patterns of participants; the expected volatility is based upon historical volatility; and the dividend yield is based upon the company’s dividend rate at the time fair value is measure and future expectations. Under this application, we record compensation expense for all awards granted.

In July of 2020, the Board of Directors adopted the 2020 Franklin Wireless Corp. Stock Option Plan (the “2020 Plan”), which covers 1,000,000 shares of Common Stock. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options and restricted stock to our employees, directors, and independent contractors. These options will have such vesting or other provisions as may be established by the Board of Directors or Plan Administrator at the time of each grant.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was compensation expense of $350,593 and $295,104 recorded under this method for the years ended June 30, 2025, and 2024, respectively. As of June 30, 2025, 604,000 shares of Common Stock under the 2020 Plan are available.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2023	647,001	$4.24	2.88	$130,200
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	(20,000)	4.90	–	–
Outstanding as of June 30, 2024	627,001	$4.22	1.89	$91,750
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	(35,000)	4.25	–	–
Repurchased(1)	(200,000)	3.38	–	–
Outstanding as of June 30, 2025	392,001	$4.64	0.58	$117,600

Exercisable as of June 30, 2025	392,001	$4.64	0.58	$117,600

(1)	In May 2025, the Company repurchased 200,000 vested stock options from OC Kim, its President, which had been previously granted through its 2020 employee stock option plan.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.18 as of June 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2025, in the amount of 392,001 shares was $3.59 per share.

As of June 30, 2025, there was no unrecognized compensation cost related to non-vested stock options granted.

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

For the year ended June 30, 2025, no shares of common stock were issued, and there were 11,784,280 shares issued and outstanding as of June 30, 2025, and 2024.

Preferred Stock

We have been authorized to issue 10,000,000 shares of preferred stock. $0.01 par value, but no preferred stock is issued and outstanding as of June 30, 2025 and 2024.

Treasury Stock

We had 2,549,208 shares of treasury stock, valued at $3,554,893 (based on the costs that we agreed to repurchase) as of June 30, 2025 and 2024.

NOTE 9 – RELATED PARTY TRANSACTIONS

We entered into a Forbearance Agreement with Mr. Kim on September 23, 2024, under which Mr. Kim agreed to defer a $1,250,000 bonus previously earned by him in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024.

On January 16, 2025, we accrued the deferred incentive bonus of $1,250,000 to O.C. Kim, our President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of June 30, 2025.

On May 8, 2025, we entered into an Option Repurchase Agreement with Mr. Kim under which it repurchased certain vested options for a total value of $746,067. Of this amount, $408,663 was withheld to satisfy applicable employee payroll and income tax withholding obligations in accordance with federal and state tax requirements, and the remaining $337,404, which represented the net amount otherwise payable to Mr. Kim in cash, was applied in full to offset his receivable balance with the Company. No cash was paid directly to Mr. Kim in connection with this transaction.

On May 14, 2024, we entered into an Agreement for Formation of a Joint Venture Corporation (the “Agreement”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its EMS partner, Forge. The parties contributed a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by the Company and one appointed by Forge. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determine.

Pursuant to the Agreement, in July 2024, Sigbeat entered into a stock subscription agreement with Forge, for the purchase of 400,000 shares of Common Stock, representing 40% of the total outstanding Common Stock of Sigbeat. On December 23, 2024, and January 9, 2025, we contributed $600,000 and $2,400,000 for Common Stock, respectively, and, on January 16, 2025, Forge contributed $2,000,000 for Common Stock. On June 20, 2024, we entered into a Purchase and Supply Agreement with Forge. This Agreement outlines the terms under which we purchase certain products from Forge for resale to our customers.

For the years ended June 30, 2025 and 2024, we purchased EMS from Forge in the amount of approximately $13.7 million and $177,000, respectively, and had related accounts payable of approximately $5.6 million and $177,000 as of June 30, 2025 and 2024, respectively. Excluding what was previously described, there have not been any transactions entered into or have been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 10 – SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated all events or transactions that occurred after June 30, 2025, up through the date the financial statements were available to be issued.

We did not have any material recognizable subsequent events required to be disclosed to the financial statements as of June 30, 2025.

