Form 10-Q
period 2025-09-30
FRANKLIN WIRELESS CORP
filed 2025-11-14
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The Registrant has 11,784,280 shares of common stock outstanding as of November 14, 2025.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2025. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	September 30, 2025 (Unaudited)	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$13,380,124	$14,741,173
Short-term investments	25,334,511	25,887,028
Accounts receivable, net	6,782,714	1,330,504
Other receivable due from officer	662,596	662,596
Inventories, net	995,364	2,358,335
Other current assets	126,484	143,666
Advance payments to vendors	110,737	56,988
Total current assets	47,392,530	45,180,290
Property and equipment, net	60,545	72,882
Intangible assets, net	865,648	1,014,112
Deferred tax assets, non-current	3,273,622	3,273,622
Goodwill	273,285	273,285
Right of use assets, net	1,288,492	1,382,294
Other assets	130,363	133,545
TOTAL ASSETS	$53,284,485	$51,330,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,620,211	$8,119,055
Contract liabilities and advance from customers	115,920	125,300
Income tax payable	30,870	–
Accrued liabilities, bonus payable to an officer	2,750,000	2,625,000
Accrued liabilities, others	1,114,897	1,172,044
Lease liabilities, current	371,550	375,343
Total current liabilities	14,003,448	12,416,742
Lease liabilities, non-current	922,958	1,018,985
Total liabilities	14,926,406	13,435,727

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding	14,263	14,263
Additional paid-in capital	14,337,826	14,337,826
Retained earnings	25,534,586	24,894,108
Treasury stock, 2,549,208 shares	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,204,421)	(1,146,862)
Total Parent Company stockholders’ equity	35,127,361	34,544,442
Non-controlling interests	3,230,718	3,349,861
Total stockholders’ equity	38,358,079	37,894,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,284,485	$51,330,030

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2025	2024
Net sales	$12,744,960	$13,322,912
Cost of goods sold	(9,835,190)	(11,251,410)
Gross profit	2,909,770	2,071,502
Operating expenses:
Selling, general and administrative	1,369,638	1,419,973
Research and development	949,752	1,024,312
Total operating expenses	2,319,390	2,444,285
Income (loss) from operations	590,380	(372,783)
Other income, net:
Interest income	151,626	181,804
Gain from the forgiveness of accrued liabilities	15,650	247,592
(Loss) gain from foreign currency transactions	(290,870)	451,947
Other income, net	126,398	187,976
Total other income, net	2,804	1,069,319
Income before provision for income taxes	593,184	696,536
Income tax provision	42,648	47,880
Net Income	550,536	648,656
Less: noncontrolling interests in net (loss) income of subsidiary at 33.7%	(105,164)	133,469
Less: noncontrolling interests in net income of subsidiary at 40.0%	15,222	–
Net Income attributable to Parent Company	$640,478	$515,187

Earnings per share attributable to Parent Company stockholders - basic	$0.05	$0.04
Earnings per share attributable to Parent Company stockholders - diluted	$0.05	$0.04

Weighted average common shares outstanding - basic	11,784,280	11,784,280
Weighted average common shares outstanding - diluted	11,803,465	11,807,962

Comprehensive income
Net income	$550,536	$648,656
Translation adjustments	(86,760)	128,124
Comprehensive income	463,776	776,780
Less: comprehensive (loss) income attributable to non-controlling interest	(89,942)	133,469
Less: foreign exchange translation attributable to non-controlling interest	(29,201)	43,124
Comprehensive income attributable to controlling interest	$582,919	$600,187

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2025
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2025	11,784,280	$14,263	$14,337,826	$24,894,108	$(3,554,893)	$(1,146,862)	$3,349,861	$37,894,303
Net income attributable to Parent Company	–	–	–	640,478	–	–	–	640,478
Foreign exchange translation	–	–	–	–	–	(57,559)	(29,201)	(86,760)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(89,942)	(89,942)
Balance – September 30, 2025 (unaudited)	11,784,280	$14,263	$14,337,826	$25,534,586	$(3,554,893)	$(1,204,421)	$3,230,718	$38,358,079

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2024
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance – June 30, 2024	11,784,280	$14,263	$14,733,300	$25,137,209	$(3,554,893)	$(1,182,825)	$1,228,944	$36,375,998
Net income attributable to Parent Company	–	–	–	515,187	–	–	–	515,187
Foreign exchange translation	–	–	–	–	–	85,000	43,124	128,124
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	133,469	133,469
Stock based compensation	–	–	87,384	–	–	–	–	87,384
Balance – September 30, 2024 (unaudited)	11,784,280	$14,263	$14,820,684	$25,652,396	$(3,554,893)	$(1,097,825)	$1,405,537	$37,240,162

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$550,536	$648,656
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	8,243	7,859
Amortization of intangible assets	198,296	253,995
Loss (gain) from foreign currency transactions	329,972	(512,311)
Stock based compensation	–	87,384
Forgiveness of debts	(15,650)	(247,592)
Net change of right use assets and lease liabilities	(6,018)	(5,843)
Deferred tax benefit	–	47,080
Change in assets and liabilities:
Accounts receivable	(5,487,322)	(634,081)
Inventories	1,358,115	(1,127,477)
Other current assets	15,387	75,735
Advance payments to vendors	(56,180)	(64,493)
Accounts payable	1,521,184	3,550,907
Contract liabilities and advance from customers	(9,380)	11,580
Income tax payable	30,870	–
Accrued liabilities	73,039	579,501
Net cash (used in) provided by operating activities	(1,488,908)	2,670,900

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds (purchases) of short-term investments	197,386	(291,869)
Purchases of property and equipment	(904)	(21,544)
Payments for capitalized product development costs and intangible assets	(53,167)	(21,372)
Net cash provided by (used in) investing activities	143,315	(334,785)

Effect of foreign currency translation	(15,456)	15,391
Net (decrease) increase in cash and cash equivalents	(1,361,049)	2,351,506
Cash and cash equivalents, beginning of year	14,741,173	12,266,556
Cash and cash equivalents, end of year	$13,380,124	$14,618,062

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(41,400)	$(800)

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

Principles of Consolidation

As of September 30, 2025, the consolidated financial statements include the accounts of the Company and its subsidiaries, Franklin Technology Inc. (“FTI”) and Sigbeat Inc. (“Sigbeat”), with majority voting interests of approximately 66.3% and 60.0%, respectively, (approximately 33.7% and 40.0% are owned by noncontrolling interests, respectively). As of September 30, 2024, the consolidated financial statements include the accounts of the Company and its subsidiary, FTI, with a majority voting interest of 66.3% (approximately 33.7% is owned by noncontrolling interests). In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings (loss) are reduced by the portion of the net earnings (loss) of the subsidiary or subsidiaries applicable to noncontrolling interests.

On May 14, 2024, the Company entered into an Agreement for Formation of a Joint Venture Corporation (the “Agreement”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its Electronic Manufacturing Services (“EMS”) partner, Forge International Co., Ltd. (“Forge”). The parties contributed a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by the Company and one appointed by Forge. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determines.

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

Non-controlling Interest in Consolidated Subsidiary

As of September 30, 2025, the Non-Controlling Interest (“NCI”) totaled $3,230,718, representing a $119,143 net decrease from the $3,349,861 balance as of June 30, 2025. The net decrease of $119,143 is broken down by subsidiary for the three months ended September 30, 2025, as follows:

The NCI in FTI decreased by ($134,365), and the decrease was comprised of the following two items:

o	($105,164) attributable to FTI’s net loss of ($312,455) for the period.
o	($29,201) attributable to foreign currency translation adjustments for the period.

The NCI in Sigbeat increased by $15,222, attributable to Sigbeat’s net income of $38,054 for the period.

As of September 30, 2024, the NCI was $1,405,537, which represents a $176,593 increase from $1,228,944 as of June 30, 2024. The increase of $176,593 in the NCI consists of $133,469 from income in the subsidiary of $396,552 and $43,124 from foreign exchange translation incurred for the three months ended September 30, 2024.

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

We generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area and a reconciliation of total revenues and significant expenses by geographic area to the Company’s measure of net income (loss).

	Three Months Ended September 30,
Net sales:	2025	2024
North America	$12,733,051	$13,322,448
Asia	11,909	464
Totals	$12,744,960	$13,322,912

	Three Months Ended September 30,
Items:	2025	2024
Net sales	$12,744,960	$13,322,912
Cost of goods sold	(9,835,190)	(11,251,410)
Selling, general, and administrative expenses	(1,369,638)	(1,419,973)
Research and development expenses	(949,752)	(1,024,312)
Other segment items	(39,844)	1,021,439
Net loss	$550,536	$648,656

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2025	June 30, 2025
North America	$783,174	$929,173
Asia	143,019	157,821
Totals	$926,193	$1,086,994

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of historical collections and current receivable balances, the Company determined that no additional allowance for doubtful accounts was required for the three months ended September 30, 2025 and 2024. The allowance for doubtful accounts remained $158,400 as of September 30, 2025, and June 30 ,2025.

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

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of our management and policies of the Company. (Refer to NOTE 10–RELATED PARTY TRANSACTIONS)

Foreign Currency Translations

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

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. We establish a provision for estimated warranty and returns. Using historical averages, those provisions for the quarters ended September 30, 2025 and 2024 were not material.

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

The balances of our trade receivables are as follows:

	September 30, 2025	June 30, 2025
Accounts Receivable, net	$6,782,714	$1,330,504

We did not have any un-invoiced receivables for the periods ended September 30, 2025, and June 30, 2025.

Our contract liabilities are as follows:

	September 30, 2025	June 30, 2025
Undelivered products	$115,920	$125,300

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

Revenue from products transferred to customers at a single point in time accounted for 99.4% and 99.9% of net sales for the three months ended September 30, 2025 and 2024. Revenue recognized over a period of time accounted for 0.6% and 0.1% of net sales for the three months ended September 30, 2025 and 2024.

As of September 30, 2025 and 2024, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $189,642 and $245,233 associated with capitalized product development costs associated with complete technology for the three months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, and June 30, 2025, capitalized product development costs in progress were $63,303 and $452,676, respectively, and are included in intangible assets in our consolidated balance sheets. During the three months ended September 30, 2025, and 2024, we incurred $47,178 and $14,000, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility reached are expensed and included in our consolidated statements of comprehensive income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $949,752 and $1,024,312 for the three months ended September 30, 2025 and 2024, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred.  Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $188,843 and $78,113 for the three months ended September 30, 2025, and 2024, respectively.

Cash and Cash Equivalents

For the purposes of the consolidated balance sheets and the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Short Term Investments

We have invested excess funds in short-term liquid assets, such as certificates of deposit or money market funds.

Inventories, Net

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the Company’s control. We may write down our inventory value for potential obsolescence and excess inventory. For the three months ended September 30, 2025, and 2024, we recorded no reserve allowances for inventories we have identified as obsolete or slow-moving. As of September 30, 2025, and June 30, 2025, the inventory reserve for obsolete or slow-moving items was $39,322 and $11,114, respectively.

Property and Equipment, Net

Property and equipment are recorded at cost. Significant additions or improvements extending the useful lives of assets are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Machinery	6 years
Office equipment, including software	5 years
Molds	3~6 years
Vehicles	5 years
Furniture and fixtures	7 years
Facilities improvements	5 years or life of the lease, whichever is shorter

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

As of September 30, 2025, we have no material unrecognized tax benefits. We recorded income tax provisions of $42,648 and $47,880 for the three months ended September 30, 2025, and 2024, respectively.

For the three months ended September 30, 2025, we recorded an increase of $30,870 in income tax payable in the U.S. and a net increase of $44,008 in the combined prepaid income taxes, respectively. For the three months ended September 30, 2024, we recorded a decrease in deferred tax asset, non-current, of $47,880.

Concentrations of Credit Risk

We maintain our cash accounts with established commercial banks in the United States of America (the “U.S.”) and Korea. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 and the Korea Deposit Insurance Corporation insured limit of approximately $71,000 for each financial institution located in the U.S. and Korea, respectively. We have approximately $27 million and $10.9 million in uninsured deposits in the U.S and Korea, respectively, but we do not anticipate any losses on excess deposits.

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

A significant portion of our revenue is derived from a small number of customers. For the three months ended September 30, 2025, sales to our two largest customers accounted for 90.4% of our consolidated net sales, and 91.6% of our accounts receivable balance as of September 30, 2025. For the three months ended September 30, 2024, sales to our two largest customers accounted for 93.6% of our consolidated net sales, and 71.2% of our accounts receivable balance as of September 30, 2024. No other customers accounted for more than ten percent of total net sales for the three months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025, we purchased the majority of our wireless data products from a manufacturing company located in Asia. If this manufacturing company was to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenue.

For the three months ended September 30, 2025, we purchased wireless data products from one manufacturer in the amount of $7,553,627, or 93.0% of total purchases, and had related accounts payable of $7,775,439, or 80.8% of our accounts payable balance as of September 30, 2025. For the three months ended September 30, 2024, we purchased wireless data products from two manufacturers in the amount of $11,653,180, or 99.9% of total purchases, and had related accounts payable of $10,186,585, or 94.2% of our accounts payable balance as of September 30, 2024.

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

On July 30, 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to provide a practical expedient for all entities and an accounting policy election for non-public business entities in estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. We are currently evaluating whether to adopt the practical expedient under ASU 2025-05. We expect that the effect, if there are any, on our allowance for credit losses will depend on the mix and aging of our current receivables and contract assets under ASC 606, the timing of collections after period end, and whether macroeconomic forecasts materially deviate from current conditions.

NOTE 2 – BUSINESS OVERVIEW

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Wireless Corp. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2025 included in our Form 10-K filed on September 29, 2025. The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS, NET

The definite lived intangible assets consisted of the following as of September 30, 2025:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Technology in progress	Not Applicable	–	$63,303	$–	$63,303
Software	5 years	0.7 years	440,963	356,219	84,744
Patents	10 years	5.8 years	83,485	33,067	50,418
Certifications & licenses	3 years	1.4 years	3,603,379	2,936,196	667,183
Total as of September 30, 2025			$4,191,130	$3,325,482	$865,648

The definite lived intangible assets consisted of the following as of June 30, 2025:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Technology in progress	Not Applicable	–	$452,676	$–	$452,676
Software	5 years	0.9 years	448,922	355,600	93,322
Patents	10 years	6.0 years	79,519	31,679	47,840
Certifications & licenses	3 years	1.3 years	3,166,828	2,746,554	420,274
Total as of June 30, 2025			$4,147,945	$3,133,833	$1,014,112

Amortization expense recognized for the three months ended September 30, 2025 and 2024 was $198,296 and $253,995, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2026	FY2027	FY2028	FY2029	FY2010	Thereafter
Total	$362,067	$225,305	$183,559	$30,303	$1,111	$–

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	September 30, 2025	June 30, 2025
Accrued payroll deductions owed to government entities	$50,182	$50,988
Accrued bonuses to an officer – related party (1)	2,750,000	2,625,000
Accrued salaries		132,377
Accrued vacation	187,452	174,108
Accrued expenses for service providers	8,000	69,318
Accrued marketing development funds (2)	797,215	673,205
Other accrued liabilities	72,048	72,048
Total	$3,864,897	$3,797,044

(1)	The balance of Accrued Bonus to an officer consists of two components: the Quarterly Bonus and the Joint Venture Incentive. As of September 30, 2025, no cash payment has been made by the Company for either accrued amount.

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for the payment of an incentive to Mr. Kim, of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, for an aggregate total of $2 million, with the first such bonus accrued on December 31, 2022. Incentive bonuses of $125,000 have been accrued for three months ended September 30, 2025, resulting in accrued bonus balances of $1,500,000 and $1,375,000 as of September 30, 2025, and June 30, 2025, respectively.

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

(2)	During the three months ended September 30, 2025, the Company accrued $124,010 in marketing development funds payable to a customer to support the customer’s marketing and promotion programs for the Company’s products, resulting in a total accrued marketing development fund balance of $797,215 as of September 30, 2025.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases

We adopted ASC 842 new lease accounting on July 1, 2019. We have operating leases for both the Company and FTI, in accordance with ASC 842.

We determine whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. Operating leases are recorded in the balance sheet as right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payment arising from the lease ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payment over the lease term. The ROU asset also includes deferred rent liabilities. Our lease arrangements generally do not provide an implicit interest rate. As a result, in such situations, we use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes lease extension or termination options in the measurement of its right-of-use (“ROU”) assets and lease liabilities when it is reasonably certain that such options will be exercised. Lease expense for operating lease is recognized on a straight-line basis over the lease term. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

Effective January 1, 2024, we leased approximately 11,400 square feet of office space in San Diego, California. The lease has an initial term of 65 months, expiring on May 31, 2029. The monthly rent for the first year was $27,789, subject to a fixed three percent annual increase every first of January, and the lease includes one month of rent abatement each year. In addition to the base monthly rent, the lease also requires payment for certain common area costs. We maintain appropriate insurance coverage and believe the facility is suitable and adequate for our present needs. Rent expense for this office space totaled $85,295 and $83,367 for the three months ended September 30, 2025, and 2024, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $6,600, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,200, both located in Seoul, South Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $26,765 and $27,346 for the three months ended September 30, 2025, and 2024.

We leased one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027. Rent expense related to this lease were $1,487 and $0 for the three months ended September 30, 2025 and 2024, respectively.

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

Total rent expenses for the three months ended September 30, 2025, and 2024 were $119,339 and $112,757, respectively. In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the three months ended September 30, 2025, and 2024 are as follows:

	Three Months Ended September 30,
	2025	2024
Operating lease expense	$112,060	$110,713
Vehicle lease expense	1,487	–
Other short term lease costs	5,792	2,044
Total lease expense	$119,339	$112,757

In accordance with ASC 842, future minimum payments under operating leases are as follows:

Operating Lease
Fiscal 2026	$337,421
Fiscal 2027	376,450
Fiscal 2028	389,915
Fiscal 2029	363,310
Total lease payments	1,467,096
Less imputed interest	(172,588)
Total	$1,294,508

Remaining lease term-operating lease in San Diego, California	3.7 years
Discount rate-operating lease in San Diego, California	7%
Remaining lease term-operating lease in South Korea	0.9 years
Discount rate-operating lease in South Korea	6%
Remaining lease term-vehicle lease in San Diego, California	2.2 years
Discount rate-vehicle lease in San Diego, California	7%

WARRANTY REPAIRS

The following table sets forth the accumulated percentages of return rates and warranty repairs for all products currently marketed, in the aggregate, from the date each product was introduced through September 30, 2025.

Current Devices
Device Type	Return Rate	Warranty Repairs
4G Wireless Devices	0.11%	0.01%
5G Wireless Devices	0.55%	0.14%

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

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of September 30, 2025.

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

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information. In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, with the first such bonus due on December 31, 2022. Incentive bonuses of $125,000 have been accrued for each of three months ended September 30, 2025 and 2024, resulting in accrued bonus balances of $1,500,000 and $1,375,000 as of September 30, 2025, and June 30, 2025, respectively. As of September 30, 2025, no payment for the accrued bonuses has been made by the Company.

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

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of September 30, 2025.

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

As of September 30, 2025, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

NOTE 8 – LONG-TERM INCENTIVE PLAN AWARDS

We apply the provisions of ASC 718, “Compensation - Stock Compensation,” to all of our stock-based compensation awards and use the Black-Scholes option pricing model to value stock options. The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted average assumptions: The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding with the expected term of options award; the expected term represents the period of time that options granted are expected to be outstanding, taking into account the vesting provisions and historical exercise patterns of participants; the expected volatility is based upon historical volatility; and the dividend yield is based upon the company’s dividend rate at the time fair value is measured and future expectations. Under this application, we record compensation expense for all awards granted.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $0 and $87,384 compensation expenses recorded under this method for the three months ended September 30, 2025 and 2024, respectively.

A summary of the status of our stock options is presented below as of September 30, 2025:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2025	392,001	$4.64	0.58	$117,600
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired (1)	(245,001)	5.40	–	–
Outstanding as of September 30, 2025	147,000	$3.38	1.24	$144,060

Exercisable as of September 30, 2025	147,000	$3.38	1.24	$144,060

(1)	A total of 245,001 shares of fully vested stock options, which had been previously granted through its 2020 employee stock option plan, lapsed and expired in July 2025.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.36 as of September 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of September 30, 2025, in the amount of 147,000 shares was $2.83 per share. As of September 30, 2025, there was no unrecognized compensation cost related to non-vested stock options granted.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

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

For the three months ended September 30, 2025, no shares of common stock were issued, and there were 11,784,280 shares issued and outstanding as of September 30, 2025, and June 30, 2025.

Preferred Stock

We have been authorized to issue 10,000,000 shares of preferred stock. $0.01 par value, but no preferred stock is issued and outstanding as of September 30, 2025, and June 30, 2025.

Treasury Stock

We had 2,549,208 shares of treasury stock, valued at $3,554,893 (based on the costs that we agreed to repurchase) as of September 30, 2025, and June 30, 2025.

NOTE 10 – RELATED PARTY TRANSACTIONS

We entered into a Forbearance Agreement with Mr. Kim on September 23, 2024, under which Mr. Kim agreed to defer a $1,250,000 bonus previously earned by him in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024. On January 16, 2025, we accrued the deferred incentive bonus of $1,250,000 to OC Kim, our President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of September 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of September 30, 2025.

On May 14, 2024, we entered into an Agreement for Formation of a Joint Venture Corporation (the “Agreement”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its EMS partner, Forge. The parties contributed a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by the Company and one appointed by Forge. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determines. Pursuant to the Agreement, in July 2024, Sigbeat entered into a stock subscription agreement with Forge, for the purchase of 400,000 shares of Common Stock, representing 40% of the total outstanding Common Stock of Sigbeat. On December 23, 2024, and January 9, 2025, we contributed $600,000 and $2,400,000 for Common Stock, respectively, and, on January 16, 2025, Forge contributed $2,000,000 for Common Stock. On June 20, 2024, we entered into a Purchase and Supply Agreement with Forge. This Agreement outlines the terms under which we purchase certain products from Forge for resale to our customers.

For the three months ended September 30, 2025 and 2024, we purchased wireless data products from Forge in the amount of approximately $7.6 million and $1.6 million, respectively, and had related accounts payable of approximately $7.8 million and $1.8 million as of September 30, 2025 and 2024, respectively. Additionally, as of September 30, 2025 and September 30, 2024, we had accounts receivable from Forge, related to various minor transactions within FTI, totaling approximately $23,000 and $42,000, respectively.

Excluding what was previously described, there have not been any transactions entered into or have been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 11 – SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated all events or transactions that occurred after September 30, 2025, up through the date the financial statements were available to be issued.

On November 4, 2025, the Board of Directors declared a cash dividend of $0.04 per share of the Company’s common stock. The dividend is payable on December 2, 2025 to stockholders of record as of November 14, 2025.

Other than the matter described above, we did not have any material recognizable subsequent events that require disclosure in the financial statements as of November 14, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This report contains certain forward-looking statements relating to future events or our future financial performance. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors That May Influence Future Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2025, filed on September 29, 2025.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2025, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the three months ended September 30, 2025.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended September 30, 2025 and 2024, our statements of comprehensive income including data expressed as a percentage of sales:

	Three Months Ended
	September 30,
	2025	2024

Net sales	100.0%	100.0%
Cost of goods sold	(77.2)%	(84.5)%
Gross profit	22.8%	15.5%
Operating expenses	18.2%	18.3%
Income (loss) from operations	4.6%	(2.8)%
Other income, net	0.0%	8.0%
Net income before income taxes	4.6%	5.2%
Income tax provisions	0.3%	0.3%
Net income	4.3%	4.9%
Less: noncontrolling interest in net (loss) income of subsidiary	(0.7)%	1.0%
Net income attributable to Parent Company stockholders	5.0%	3.9%

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2024

NET SALES - Net sales decreased by $577,952, or 4.3%, to $12,744,960 for the three months ended September 30, 2025 from $13,322,912 for the corresponding period of 2024. For the three months ended September 30, 2025, net sales by geographic regions, consisting of North America and Asia, were $12,733,051 (99.9% of net sales) and $11,909 (0.1% of net sales), respectively. For the three months ended September 30, 2024, net sales by geographic regions, consisting of North America and Asia, were $13,322,448 (100.0% of net sales) and $464 (0.0% of net sales), respectively.

Net sales in North America decreased by $589,397, or 4.4%, to $12,733,051 for the three months ended September 30, 2025 from $13,322,448 for the corresponding period of 2024. The decrease in net sales in North America was primarily due to decreased demand from our major carrier customers, which typically varies from period to period. Net sales in Asia increased by $11,445, or 2,466.6%, to $11,909 for the three months ended September 30, 2025 from $464 for the corresponding period of 2024.

GROSS PROFIT - Gross profit increased by $838,268, or 40.5%, to $2,909,770 for the three months ended September 30, 2025 from $2,071,502 for the corresponding period of 2024. The gross profit in terms of net sales percentage was 22.8% for the three months ended September 30, 2025 compared to 15.5% for the corresponding period of 2024.

The increase in gross profit and in gross profit margin in terms of net sales was primarily driven by an increased proportion of high-margin sales and decreased production costs while overall sales decreased for the three months ended September 30, 2025 compared to the corresponding period of 2024.

OPERATING EXPENSES - Operating expenses decreased by $124,895, or 5.1%, to $2,319,390 for the three months ended September 30, 2025 from $2,444,285 for the corresponding period of 2024.

Selling, general, and administrative expenses decreased by $50,335, or 3.5%, to $1,369,638 for the three months ended September 30, 2025, from $1,419,973 for the corresponding period of 2024. The decrease in selling, general, and administrative expenses was primarily due to the reduction in legal expense and stock option expense of approximately $115,000 and $87,000, respectively, which was offset by increased delivery charges of approximately $110,000.

Research and development expense decreased by $74,560, or 7.3%, to $949,752 for the three months ended September 30, 2025, from $1,024,312 for the corresponding period of 2024. The decrease in research and development expense was primarily due to the reduction of approximately $73,000 in direct R&D costs (such as expenses for materials and third-party services), which typically fluctuate from period to period.

TOTAL OTHER INCOME, NET - Other income, net decreased by $1,066,515, or 99.7%, to $2,804 for the three months ended September 30, 2025 from $1,069,319 for the corresponding period of 2024. The decrease was primarily due to the unfavorable changes in foreign currency and the loss from the appreciation on the currency exchange rates in FTI of approximately $740,000 and the absence of a one-time gain of approximately $230,000 recognized in the prior-year period related to the write-off of a forgiven accrued commission to a customer.

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

Our principal source of liquidity as of September 30, 2025 consisted of cash and cash equivalents, as well as short-term investments, of $38,714,635. We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the three months ended September 30, 2025 was $1,488,908, and net cash provided by operating activities for the three months ended September 30, 2024 was $2,670,900.

The $1,488,908 in net cash used in operating activities for the three months ended September 30, 2025, was primarily due to the increase of accounts receivable of $5,487,322, which was partially offset by the increase in accounts payable of $1,521,184 and the decrease in inventories of $1,358,115 as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges of $1,065,379).

The $2,670,900 in net cash provided by operating activities for the three months ended September 30, 2024 was primarily due to the increase in accounts payable of $3,550,907 as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by the increase of inventories of $1,127,477.

INVESTING ACTIVITIES – Net cash provided by investing activities for the three months ended September 30, 2025 was $143,315, and net cash used in investing activities for the three months ended September 30, 2024 was $334,785.

The $143,315 in net cash provided by investing activities for the three months ended September 30, 2025 was primarily due to the sale of short-term investments of $197,386, which was partially offset by purchases related to capitalized product development costs and intangible assets of $53,167.

The $334,785 in net cash used in financial activities for the three months ended September 30, 2024 was primarily due to the purchase of short-term investments of $291,869, the purchase of property and equipment of $21,544, and the purchase of capitalized product development costs and intangible assets of $21,372, respectively.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Leases

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of OC Kim, our President, and Reid Granados, our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and the Acting Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) for the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 6 of the notes to consolidated financial statements for the three months ended September 30, 2025, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 29, 2025 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101)

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

By:	/s/ Reid Granados
Reid Granados
Acting Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2025

