Form 10-Q
period 2025-12-31
FRANKLIN WIRELESS CORP
filed 2026-02-17
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The Registrant has 11,784,280 shares of common stock outstanding as of February 17, 2026.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	December 31, 2025 (Unaudited)	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,362,857	$14,741,173
Short-term investments	24,260,435	25,887,028
Accounts receivable, net	10,356,344	1,330,504
Other receivable due from officer	662,596	662,596
Inventories, net	2,110,116	2,358,335
Other current assets	354,903	143,666
Advance payments to vendors	58,335	56,988
Total current assets	47,165,586	45,180,290
Property and equipment, net	58,268	72,882
Intangible assets, net	952,973	1,014,112
Deferred tax assets, non-current	3,254,625	3,273,622
Goodwill	273,285	273,285
Right of use assets, net	1,195,514	1,382,294
Other assets	128,216	133,545
TOTAL ASSETS	$53,028,467	$51,330,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,219,497	$8,119,055
Contract liabilities and advance from customers	121,354	125,300
Income tax payable	3,754	–
Accrued liabilities, bonus payable to an officer	2,875,000	2,625,000
Accrued liabilities, others	349,150	1,172,044
Lease liabilities, current	351,829	375,343
Total current liabilities	13,920,584	12,416,742
Lease liabilities, non-current	843,684	1,018,985
Total liabilities	14,764,268	13,435,727

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding	14,263	14,263
Additional paid-in capital	14,337,826	14,337,826
Retained earnings	25,596,837	24,894,108
Treasury stock, 2,549,208 shares	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,263,582)	(1,146,862)
Total Parent Company stockholders’ equity	35,130,451	34,544,442
Non-controlling interests	3,133,748	3,349,861
Total stockholders’ equity	38,264,199	37,894,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,028,467	$51,330,030

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$11,928,864	$17,827,098	$24,673,824	$31,150,010
Cost of goods sold	(9,894,804)	(14,585,036)	(19,729,994)	(25,836,446)
Gross profit	2,034,060	3,242,062	4,943,830	5,313,564

Operating expenses:
Selling, general and administrative	1,208,525	1,519,593	2,578,163	2,939,566
Research and development	776,818	927,238	1,726,570	1,951,550
Total operating expenses	1,985,343	2,446,831	4,304,733	4,891,116

Income from operations	48,717	795,231	639,097	422,448

Other income (loss), net:
Interest income	130,592	173,048	282,218	354,852
Gain from the forgiveness of accounts payable and accrued liabilities	397,164	–	412,814	247,592
Loss from foreign currency transactions	(192,904)	(1,008,538)	(483,774)	(556,591)
Other income, net	119,362	124,541	245,760	312,517
Total other income (loss), net	454,214	(710,949)	457,018	358,370
Income before provision for income taxes	502,931	84,282	1,096,115	780,818
Income tax provision	36,266	167,727	78,914	215,607
Net income (loss)	466,665	(83,445)	1,017,201	565,211
Less: noncontrolling interests in net loss of subsidiary at 33.7%	(80,628)	(308,804)	(185,792)	(175,335)
Less: noncontrolling interests in net income (loss) of subsidiary at 40.0%	13,671	(3,381)	28,893	(3,381)
Net income attributable to Parent Company	$533,622	$228,740	$1,174,100	$743,927

Earnings per share attributable to Parent Company stockholders - basic	$0.05	$0.02	$0.10	$0.06
Earnings per share attributable to Parent Company stockholders - diluted	$0.05	$0.02	$0.10	$0.06

Weighted average common shares outstanding - basic	11,784,280	11,784,280	11,784,280	11,784,280
Weighted average common shares outstanding - diluted	11,816,519	11,838,850	11,810,463	11,823,672

Comprehensive income
Net income	$466,665	$(83,445)	$1,017,201	$565,211
Translation adjustments	(89,174)	(264,428)	(175,934)	(136,304)
Comprehensive income	377,491	(347,873)	841,267	428,907
Less: comprehensive loss attributable to non-controlling interest	(66,957)	(312,185)	(156,899)	(178,716)
Less: foreign exchange translation attributable to non-controlling interest	(30,013)	(89,000)	(59,214)	(45,876)
Comprehensive income attributable to controlling interest	$474,461	$53,312	$1,057,380	$653,499

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended December 31, 2025
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2025	11,784,280	$14,263	$14,337,826	$24,894,108	$(3,554,893)	$(1,146,862)	$3,349,861	$37,894,303
Net income attributable to Parent Company	–	–	–	640,478	–	–	–	640,478
Foreign exchange translation	–	–	–	–	–	(57,559)	(29,201)	(86,760)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(89,942)	(89,942)
Balance – September 30, 2025 (unaudited)	11,784,280	$14,263	$14,337,826	$25,534,586	$(3,554,893)	$(1,204,421)	$3,230,718	$38,358,079
Net income attributable to Parent Company	–	–	–	533,622	–	–	–	533,622
Foreign exchange translation	–	–	–	–	–	(59,161)	(30,013)	(89,174)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(66,957)	(66,957)
Dividend declared and paid	–	–	–	(471,371)	–	–	–	(471,371)
Balance – December 31, 2025 (unaudited)	11,784,280	$14,263	$14,337,826	$25,596,837	$(3,554,893)	$(1,263,582)	$3,133,748	$38,264,199

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended December 31, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Interest	Equity
Balance – June 30, 2024	11,784,280	$14,263	$14,733,300	$25,137,209	$(3,554,893)	$(1,182,825)	$1,228,944	$36,375,998
Net income attributable to Parent Company	–	–	–	515,187	–	–	–	515,187
Foreign exchange translation	–	–	–	–	–	85,000	43,124	128,124
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	133,469	133,469
Stock based compensation	–	–	87,384	–	–	–	–	87,384
Balance – September 30, 2024 (unaudited)	11,784,280	$14,263	$14,820,684	$25,652,396	$(3,554,893)	$(1,097,825)	$1,405,537	$37,240,162
Net income attributable to Parent Company	–	–	–	228,740	–	–	–	228,740
Foreign exchange translation	–	–	–	–	–	(175,428)	(89,000)	(264,428)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(312,185)	(312,185)
Stock based compensation	–	–	83,199	–	–	–	–	83,199
Balance – December 31, 2024 (unaudited)	11,784,280	$14,263	$14,903,883	$25,881,136	$(3,554,893)	$(1,273,253)	$1,004,352	$36,975,488

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,017,201	$565,211
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	16,428	16,970
Amortization of intangible assets	372,195	471,586
Loss from foreign currency transactions	553,028	585,283
Loss from provision for slow-moving inventory	16,695	–
Gain from trading a vehicle	–	(3,563)
Stock based compensation	–	170,583
Forgiveness of debt	(412,814)	(247,592)
Net change of right use assets and lease liabilities	(12,035)	(11,685)
Deferred tax provision	–	214,807
Increase (decrease) in cash due to change in:
Accounts receivable	(9,084,042)	(866,389)
Inventories	218,981	(2,751,477)
Other current assets	(215,512)	6,707
Advance to vendors	(4,513)	(83,527)
Accounts payable	2,126,698	6,501,820
Contract liabilities and advance from customers	(3,947)	5,244
Accrued liabilities	(163,051)	838,564
Net cash (used in) provided by operating activities	(5,574,688)	5,412,542

CASH FLOW FROM INVESTING ACTIVITIES:
Sales of short-term investments	1,028,685	2,685,688
Cash proceeds from sales of a vehicle	–	10,500
Purchases of property and equipment	(6,928)	(24,784)
Payments for capitalized product development costs and intangible assets	(316,780)	(39,587)
Net cash provided by investing activities	704,977	2,631,817

CASH FLOW FROM FINANCING ACTIVITIES:
Dividend declared and paid	(471,371)	–
Net cash used in financing activities	(471,371)	–

Effect of foreign currency translation	(37,234)	(48,029)
Net (decrease) increase in cash and cash equivalents	(5,378,316)	7,996,330
Cash and cash equivalents, beginning of period	14,741,173	12,266,556
Cash and cash equivalents, end of period	$9,362,857	$20,262,886

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(131,400)	$(800)

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

Principles of Consolidation

As of December 31, 2025 and 2024, the consolidated financial statements include the accounts of the Company and its subsidiaries, Franklin Technology Inc. (“FTI”) and Sigbeat Inc. (“Sigbeat”), with majority voting interests of approximately 66.3% and 60.0%, respectively, (approximately 33.7% and 40.0% are owned by noncontrolling interests, respectively). In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings (loss) are reduced by the portion of the net earnings (loss) of the subsidiary or subsidiaries applicable to noncontrolling interests.

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

Non-controlling Interests in Consolidated Subsidiaries

As of December 31, 2025, the Non-Controlling Interests (“NCI”) totaled $3,133,748, representing a $216,113 net decrease from the $3,349,861 balance as of June 30, 2025. The net decrease of $216,113 is broken down by subsidiary for the six months ended December 31, 2025, as follows:

The NCI in FTI decreased by ($245,006), and the decrease was comprised of the following two items:

o	($185,792) attributable to FTI's net loss of ($552,012) for the period.
o	($59,214) attributable to foreign currency translation adjustments for the period.

The NCI in Sigbeat increased by $28,893, attributable to Sigbeat's net income of $72,234 for the period.

As of December 31, 2024, the NCI was $1,004,352, which represents a $224,592 net decrease from $1,228,944 as of June 30, 2024. The net decrease of $224,592 is broken down by subsidiary for the six months ended December 31, 2024, as follows:

The NCI in FTI decreased by ($221,211), and the decrease was comprised of the following two items:

o	($175,335) attributable to FTI's net loss of ($520,940) for the period.
o	($45,876) attributable to foreign currency translation adjustments for the period.

The NCI in Sigbeat decreased by ($3,381), attributable to Sigbeat's net loss of ($8,452) for the period.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net sales:	2025	2024	2025	2024
North America	$11,926,922	$17,827,098	$24,659,973	$31,149,546
Asia	1,942	–	13,851	464
Totals	$11,928,864	$17,827,098	$24,673,824	$31,150,010

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Items:	2025	2024	2025	2024
Net sales	$11,928,864	$17,827,098	$24,673,824	$31,150,010
Cost of goods sold	(9,894,804)	(14,585,036)	(19,729,994)	(25,836,446)
Selling, general, and administrative expenses	(1,208,525)	(1,519,593)	(2,578,163)	(2,939,566)
Research and development expenses	(776,818)	(927,238)	(1,726,570)	(1,951,550)
Other segment items	417,948	(878,676)	378,104	142,763
Net Income (loss)	$466,665	$(83,445)	$1,017,201	$565,211

Long-lived assets, net (property and equipment and intangible assets):	December 31, 2025	June 30, 2025
North America	$863,266	$929,173
Asia	147,975	157,821
Totals	$1,011,241	$1,086,994

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of historical collections and current receivable balances, the Company determined that no additional allowance for doubtful accounts was required for the six months ended December 31, 2025 and 2024. The allowance for doubtful accounts remained $158,400 as of December 31, 2025, and June 30, 2025, respectively.

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

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. While we continuously monitor product returns, we do not establish a formal provision for estimated warranties and returns because such costs are covered by our manufacturers. For the six months ended December 31, 2025 and 2024 presented, these expenditures were not material.

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

The balances of our trade receivables are as follows:

	December 31, 2025	June 30, 2025
Accounts Receivable, net	$10,356,344	$1,330,504

We did not have any un-invoiced receivables for the periods ended December 31, 2025, and June 30, 2025.

Our contract liabilities are as follows:

	December 31, 2025	June 30, 2025
Undelivered products	$121,354	$125,300

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

The majority of our revenue recognized at a point in time is for the sale of hotspot router products, accounting for 99.5% and 99.4% of net sales for the six months ended December 31, 2025 and 2024, respectively. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of December 31, 2025 and 2024, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of $165,664 and $355,306 associated with capitalized product development costs associated with complete technology for the three and six months ended December 31, 2025, respectively, and $208,917 and $454,150 for the three and six months ended December 31, 2024, respectively.

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

As of December 31, 2025, and June 30, 2025, capitalized product development costs in progress were $301,902 and $452,676, respectively, and are included in intangible assets in our consolidated balance sheets. For the three and six months ended December 31, 2025, we incurred $238,599 and $285,777, respectively, and for the three and six months ended December 31, 2024, we incurred $17,981 and $31,981, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $776,818 and $927,238 for the three months ended December 31, 2025 and 2024, respectively, and $1,726,570 and $1,951,550 for the six months ended December 31, 2025 and 2024, respectively.

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income, were $82,554 and $94,742 for the three months ended December 31, 2025 and 2024, respectively, and $271,397 and $172,855 for the six months ended December 31, 2025 and 2024, respectively.

Cash and Cash Equivalents

For the purposes of the consolidated balance sheets and the consolidated statements of cash flow, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Short Term Investments

We have invested excess funds in short-term liquid assets, such as certificates of deposit or money market funds.

Inventories, Net

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the Company’s control. We may write down our inventory value for potential obsolescence and excess inventory. For the six months ended December 31, 2025 and 2024, we recorded $16,695 and $0 reserve allowances for inventories we have identified as obsolete or slow-moving. As of December 31, 2025, and June 30, 2025, the inventory reserve for obsolete or slow-moving items was $55,194 and $40,274, respectively.

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

As of December 31, 2025, we have no material unrecognized tax benefits. We recorded income tax provisions of $36,266 and $78,914 for the three and six months ended December 31, 2025, respectively, and income tax provisions of $167,727 and $215,607 for the three and six months ended December 31, 2024, respectively.

For the three and six months ended December 31, 2025, we recorded a decrease of $18,997 in non-current deferred tax assets. During the same periods, combined prepaid income taxes increased by $33,010 and $77,018, respectively. Regarding U.S. income tax payable, we recognized a net decrease of $27,116 for the three-month period and a net increase of $3,754 for the six-month period ended December 31, 2025.

In comparison, for the three and six months ended December 31, 2024, non-current deferred tax assets decreased by $167,727 and $214,807, respectively, while combined prepaid income taxes increased by $1,261 and $32,207 for the same periods.

Concentrations of Credit Risk

We maintain our cash accounts with established commercial banks in the United States of America (the “U.S.”) and Korea. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 and the Korea Deposit Insurance Corporation insured limit of approximately $70,000 for each financial institution located in the U.S. and Korea, respectively. As of December 31, 2025, we have approximately $22.4 million and $10.5 million in uninsured deposits in the U.S and Korea, respectively, but we do not anticipate any losses on excess deposits.

We extend credit to our customers and perform ongoing credit evaluations of such customers. We evaluate our accounts receivable on a regular basis for collectability and provide an allowance for potential credit losses as deemed necessary. No reserve was required or recorded for any of the periods presented.

Substantially all of our revenues are derived from sales of wireless data products. Any significant decline in market acceptance of our products or in the financial condition of our existing customers could impair our ability to operate effectively. A significant portion of our revenue is derived from a small number of customers. For the six months ended December 31, 2025, sales to our top two customers accounted for 91.6% of our consolidated net sales, and 94.1% of our accounts receivable balance as of December 31, 2025. In the same period of 2024, sales to our top two customers accounted for 94.5% of our consolidated net sales, and 82.9% of our accounts receivable balance as of December 31, 2024.

For the six months ended December 31, 2025, we purchased the majority of our wireless data products from a manufacturing company located in Asia. If this manufacturing company were to experience delays, capacity constraints or quality control problems, product shipments to our customers could be delayed, or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact on our revenue. For the six months ended December 31, 2025, we purchased wireless data products from this manufacturer in the amount of $16,086,692, or 85.4% of total purchases, and had related accounts payable of $8,533,065, or 83.5% of total accounts payable balance as of December 31, 2025. In the same period of 2024, we purchased wireless data products from two manufacturing companies located in Asia in the amount of $25,125,060, or 91.4% of total purchases, and had related accounts payable of $11,973,285, or 87.0% of total accounts payable balance as of December 31, 2024.

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

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. This ASU improves the organization and clarity of interim reporting guidance and introduces a disclosure principle requiring entities to disclose events that occur after the most recent annual reporting period that have a material impact on interim financial statements. The ASU is effective for interim periods within annual periods beginning after December 15, 2027, which for the Company corresponds to fiscal year 2029. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its interim financial statement disclosures and does not expect the adoption to have a material impact on its consolidated financial position, results of operations, or cash flows.

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-12, Codification Improvements. This ASU includes amendments to the FASB Accounting Standards Codifications intended to clarify, correct, and make minor improvements to various Topics. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, which for the Company corresponds to fiscal year 2028. Early adoption is permitted. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

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

NOTE 4 – LIVED INTANGIBLE ASSETS, NET

The definite lived intangible assets consisted of the following as of December 31, 2025:

Intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Technology in progress	Not Applicable	–	$301,902	$–	$301,902
Software	5~10 years	2.1 years	436,817	358,672	78,145
Patents	10 years	5.5 years	88,989	34,337	54,652
Certifications & licenses	3 years	1.6 years	3,620,134	3,101,860	518,274
Total as of December 31, 2025			$4,447,842	$3,494,869	$952,973

The definite lived intangible assets consisted of the following as of June 30, 2025:

Intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Technology in progress	Not Applicable	–	$452,676	$–	$452,676
Software	5~10 years	2.4 years	448,922	355,600	93,322
Patents	10 years	6.0 years	79,519	31,679	47,840
Certifications & licenses	3 years	1.3 years	3,166,828	2,746,554	420,274
Total as of June 30, 2025			$4,147,945	$3,133,833	$1,014,112

Amortization expenses recognized for the three months ended December 31, 2025 and 2024 were $173,899 and $217,591, respectively, and for the six months ended December 31, 2025 and 2024 were $372,195 and $471,586, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2026	FY2027	FY2028	FY2029	FY2030	Thereafter
Total	$182,418	$241,322	$190,433	$31,592	$5,306	$–

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	December 31, 2025	June 30, 2025
Accrued payroll deductions owed to government entities	$50,377	$50,988
Accrued bonuses to an officer – related party (1)	2,875,000	2,625,000
Accrued salaries	–	132,377
Accrued vacation	155,893	174,108
Accrued expenses for service providers	–	69,318
Accrued marketing development funds (2)	70,832	673,205
Other accrued liabilities	72,048	72,048
Total	$3,224,150	$3,797,044

(1)	The balance of Accrued Bonus to an officer consists of two components: the Quarterly Bonus and the Joint Venture Incentive. As of December 31, 2025, no cash payment has been made by the Company for either accrued amount.

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for the payment of an incentive to Mr. Kim, of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, for an aggregate total of $2 million, with the first such bonus accrued on December 31, 2022. Incentive bonuses of $250,000 have been accrued for six months ended December, 2025, resulting in accrued bonus balances of $1,625,000 and $1,375,000 as of December 31, 2025, and June 30, 2025, respectively.

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

(2)	During the six months ended December 31, 2025, the Company accrued $193,731 in marketing development funds (“MDF”) payable to a customer to support its marketing and promotion programs. Of the total outstanding obligations, $400,000 was offset against accounts receivable requested by the customer, and $396,104 was written off due to the end of the related product's life cycle and obligation. This resulted in a total accrued marketing development fund balance of $70,832 as of December 31, 2025.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases

We adopted ASC 842 new lease accounting on July 1, 2019. We have operating leases for both the Company and FTI, in accordance with ASC 842.

We determine whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. Operating leases are recorded in the balance sheet as right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payment arising from the lease ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payment over the lease term. The ROU asset also includes deferred rent liabilities. Our lease arrangements generally do not provide an implicit interest rate. As a result, in such situations, we use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We include lease extension or termination options in the measurement of our right-of-use (“ROU”) assets and lease liabilities when it is reasonably certain that such options will be exercised. Lease expense for operating lease is recognized on a straight-line basis over the lease term. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

Effective January 1, 2024, we leased approximately 11,400 square feet of office space in San Diego, California. The lease has an initial term of 65 months, expiring on May 31, 2029. The monthly rent for the first year was $27,789, subject to a fixed three percent annual increase every first of January, and the lease includes one month of rent abatement each year. In addition to the base monthly rent, the lease also requires payment for certain common area costs. We maintain appropriate insurance coverage and believe the facility is suitable and adequate for our present needs. Rent expense for this office space was $85,295 and $83,367 for the three months ended December 31, 2025 and 2024, respectively, and $170,590 and $166,734 for the six months ended December 31, 2025 and 2024, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $6,600, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,200, both located in Seoul, South Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was approximately $25,580 and $26,475 for the three months ended December 31, 2025 and 2024, respectively, and $52,345 and $53,821 for the six months ended December 31, 2025 and 2024, respectively.

We leased one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027. Rent expense related to this lease was $1,486 and $496 for the three months ended December 31, 2025 and 2024, respectively, and $2,973 and $496 for the six months ended December 31, 2025 and 2024, respectively.

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

Total rent expenses for the six months ended December 31, 2025 and 2024 were $237,419 and $225,109, respectively. In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the six months ended December 31, 2025, and 2024 are as follows:

	Six Months Ended December 31,
	2025	2024
Operating lease expense	$222,935	$220,555
Vehicle lease expense	2,973	496
Short term lease cost	11,511	4,058
Total lease expense	$237,419	$225,109

In accordance with ASC 842, future minimum payments under operating leases are as follows:

Operating Lease
Fiscal 2026	$216,920
Fiscal 2027	376,048
Fiscal 2028	389,915
Fiscal 2029	363,310
Total lease payments	1,346,193
Less imputed interest	(150,680)
Total	$1,195,513

Remaining lease term-operating lease in San Diego, California	3.4 years
Discount rate-operating lease in San Diego, California	7%
Remaining lease term-operating lease in South Korea	0.7 years
Discount rate-operating lease in South Korea	6%
Remaining lease term-vehicle lease in San Diego, California	1.9 years
Discount rate-vehicle lease in San Diego, California	7%

WARRANTY REPAIRS

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

The following table sets forth the accumulated percentages of return rates and warranty repairs for all products currently marketed, in the aggregate, from the date each product was introduced through December 31, 2025.

Current Devices
Device Type	Return Rate	Warranty Repairs
4G Wireless Devices	0.11%	0.01%
5G Wireless Devices	0.55%	0.14%

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

FTI Litigation in Korea

In January of 2025 our South Korea-based subsidiary, FTI was sued by Partron Co., Ltd., a South Korean manufacturer of electronic parts for mobile and telecommunication devices (“Partron”). The complaint, filed in Seoul Central District Court, alleges that FTI requested Partron to prepare semiconductor components to be included in FTI’s products for resale to third parties. The complaint also alleges that FTI and Partron had entered into a Confidentiality Agreement under which Partron shared the login credentials for its Qualcomm account and that FTI used such access for the design of the products but contracted with another vendor to produce the components. It further alleges that Partron ordered a large quantity of semiconductor components from its business partners, such as Qualcomm and Dasaron Corporation, in reliance on such requests from FTI, but FTI failed to complete the purchase of such components from Partron. Parton alleges that it paid its suppliers for such components, but that FTI failed to purchase the components from Partron, resulting in damages, including interest, of $8,126,786, under the South Korean Unfair Competition Prevention Act and other legal theories. On January, 20, 2026, Partron’s final claim was adjusted to, including interest, $8,895,120 for the primary claim. The next hearing by the court is scheduled for March 31, 2026.

The Company owns approximately 66.34% of the outstanding equity securities of FTI. While the Company is not named as a defendant in the action, FTI is a consolidated subsidiary. Accordingly, the final outcome of this litigation could have an impact on the Company’s consolidated statements of operations (P&L) and financial position. In response to the lawsuit, FTI has engaged legal counsel to represent its interests and is vigorously defending against the allegations. The Company and FTI are continuously evaluating the potential financial statement impact as the case progresses. FTI has advised the Company that it does not believe the allegations are supported by the facts and it intends to vigorously oppose the action.

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

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of December 31, 2025.

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

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information. In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, with the first such bonus due on December 31, 2022. Incentive bonuses of $250,000 have been accrued for each of six months ended December 31, 2025 and 2024, resulting in accrued bonus balances of $1,625,000 and $1,375,000 as of December 31, 2025, and June 30, 2025, respectively. As of December 31, 2025, no payment for the accrued bonuses has been made by the Company.

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

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of December 31, 2025.

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

NOTE 7 – CYBERSECURITY.

Cybersecurity risk management is an integral part of our overall enterprise risk management program. We manage cybersecurity and data protection through a continuously evolving program. Our cybersecurity risk management program is designed to provide a framework for assessing, identifying and managing cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and to facilitate coordination across different departments of our Company. Our processes include steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider, and implementing cybersecurity countermeasures and mitigation strategies and informing management and the board of directors of material cybersecurity threats and incidents.

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

As of December 31, 2025, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

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

In July of 2020, the Board of Directors adopted the 2020 Franklin Wireless Corp. Stock Option Plan (the “2020 Plan”), which covers 1,000,000 shares of Common Stock. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options and restricted stock to our employees, directors, and independent contractors. These options will have such vesting or other provisions as they may be established by the Board of Directors or Plan Administrator at the time of each grant.

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $0 and $170,583 compensation expenses recorded under this method for the six months ended December 31, 2025 and 2024, respectively.

A summary of the status of our stock options is presented below as of December 31, 2025:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2025	392,001	$4.64	0.58	$117,600
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired (1)	(245,001)	5.40	–	–
Outstanding as of December 31, 2025	147,000	$3.38	0.99	$145,530

Exercisable as of December 31, 2025	147,000	$3.38	0.99	$145,530

(1)	A total of 245,001 shares of fully vested stock options, which had been previously granted through its 2020 employee stock option plan, lapsed and expired in July 2025.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon our closing stock price of $4.37 as of December 31, 2025, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2025, in the amount of 147,000 shares was $2.83 per share. As of December 31, 2025, there was no unrecognized compensation cost related to non-vested stock options granted.

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

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon our closing stock price of $4.90 as of December 31, 2024, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of December 31, 2024, in the amount of 607,001 shares was $3.32 per share. As of December 31, 2024, there was unrecognized compensation cost of $0 related to non-vested stock options granted.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

For the six months ended December 31, 2025, no shares of common stock were issued, and there were 11,784,280 shares issued and outstanding as of December 31, 2025, and June 30, 2025.

Preferred Stock

We have been authorized to issue 10,000,000 shares of preferred stock. $0.01 par value, but no preferred stock is issued and outstanding as of December 31, 2025, and June 30, 2025.

Treasury Stock

We had 2,549,208 shares of treasury stock, valued at $3,554,893 (based on the costs that we agreed to repurchase) as of December 31, 2025, and June 30, 2025.

Cash Dividends

On November 4, 2025, our Board of Directors declared a cash dividend of $0.04 per share on our common stock, totaling $471,371. The dividend was payable to shareholders of record at the close of business on November 14, 2025. We recorded the dividend declaration as a reduction to Retained Earnings and a corresponding increase in Dividends Payable on November 4, 2025. On December 2, 2025, we completed the cash payment, which resulted in a decrease in both Cash and Dividends Payable. As of December 31, 2025, there were no unpaid dividends remaining in the Company's liabilities.

NOTE 10 – RELATED PARTY TRANSACTIONS

We entered into a Forbearance Agreement with Mr. Kim on September 23, 2024, under which Mr. Kim agreed to defer a $1,250,000 bonus previously earned by him in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024. On January 16, 2025, we accrued the deferred incentive bonus of $1,250,000 to OC Kim, our President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of December 31, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of December 31, 2025.

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

For the three and six months ended December 31, 2025, we purchased wireless data products from Forge in the amount of approximately $8.5 million and $16.1 million, respectively, and had related accounts payable of approximately $8.5 million as of December 31, 2025. For the three and six months ended December 31, 2024, we purchased wireless data products from Forge in the amount of approximately $5.5 million and $7.1 million, respectively, and had related accounts payable of approximately $5.5 million as of December 31, 2024. We had accounts receivable from Forge, related to various minor transactions within FTI, totaling approximately $23,000 and $0, as of December 31, 2025 and 2024, respectively.

Excluding what was previously described, there have not been any transactions entered into or have been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 11 – SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated all events or transactions that occurred after December 31, 2025, up through the date the financial statements were available to be issued. During these periods, we did not have any material recognizable subsequent events required to be disclosed in the financial statements as of February 17, 2026.

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

We are seeing that demand from end-users has been shifting in the post-pandemic economy as remote education and work from home trends are declining. Current demand for mobile device management (MDM) services has been declining. We are working to improve and further enhance our software service offerings to address this change in the market.

We are also seeing that industry-wide shortages have occurred in the memory market, which may affect the availability and lead times of memory components used in our products. These conditions have resulted in increased complexity in managing our production schedules. Our ability to deliver products to customers on a timely basis is critical, particularly for our Tier-1 carrier customers, who are highly sensitive to delivery timing and reliability. Any delays or disruptions in our supply chain could impair our ability to meet customer delivery schedules, and failure to meet such requirements could negatively impact customer relationships, order volumes, or future business opportunities.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2025, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the three and six months ended December 31, 2025.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended December 31, 2025 and 2024, our statements of comprehensive income (unaudited) including data expressed as a percentage of sales:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2025		2024		2025		2024

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	(82.9%	)	(81.8%	)	(80.0%	)	(82.9%	)
Gross profit	17.1%		18.2%		20.0%		17.1%
Operating expenses	16.7%		13.7%		17.4%		15.7%
Income from operations	0.4%		4.5%		2.6%		1.4%
Other income (expense), net	3.8%		(4.0%	)	1.9%		1.1%
Net income before income taxes	4.2%		0.5%		4.5%		2.5%
Income tax provision	0.3%		0.9%		0.4%		0.7%
Net income (loss)	3.9%		(0.4%	)	4.1%		1.8%
Less: non-controlling interest in net (loss) income of subsidiaries	(0.6%	)	(1.7%	)	(0.6%	)	(0.6%	)
Net income attributable to Parent Company stockholders	4.5%		1.3%		4.7%		2.4%

THREE MONTHS ENDED DECEMBER 31, 2025 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2024

NET SALES - Net sales decreased by $5,898,234, or 33.1%, to $11,928,864 for the three months ended December 31, 2025 from $17,827,098 for the corresponding period of 2024. For the three months ended December 31, 2025, net sales by geographic regions, consisting of North America and Asia, were $11,926,922 (100.0% of net sales) and $1,942 (0.0% of net sales), respectively. For the three months ended December 31, 2024, net sales by geographic regions, consisting of North America and Asia, were $17,827,098 (100% of net sales) and $0 (0% of net sales), respectively.

Net sales in North America decreased by $5,900,176, or 33.1%, to $11,926,922 for the three months ended December 31, 2025 from $17,827,098 for the corresponding period of 2024. The decrease in net sales in North America was primarily due to decreased demand from our major carrier customers, which typically varies from period to period. Net sales in Asia increased by $1,942, or 100%, to $1,942 for the three months ended December 31, 2025 from $0 for the corresponding period of 2024.

GROSS PROFIT - Gross profit decreased by $1,208,002, or 37.3%, to $2,034,060 for the three months ended December 31, 2025 from $3,242,062 for the corresponding period of 2024. The gross profit in terms of net sales percentage was 17.1% for the three months ended December 31, 2025, compared to 18.2% for the corresponding period of 2024. The decrease in gross profit and gross profit in terms of net sales percentage for the three months ended December 31, 2025, was primarily due to the decrease in net sales as well as a shift in sales mix toward lower-margin products during the period.

OPERATING EXPENSES - Operating expenses decreased by $461,488, or 18.9%, to $1,985,343 for the three months ended December 31, 2025 from $2,446,831 for the corresponding period of 2024.

Selling, general, and administrative (“SG&A”) expenses decreased by $311,068, or 20.5%, to $1,208,525 for the three months ended December 31, 2025, from $1,519,593 for the corresponding period of 2024. This decrease was primarily driven by a reduction of approximately $200,000 in legal fees and an $80,000 decline in stock-based compensation expenses related to stock options.

Research and development (“R&D”) expense decreased by $150,420, or 16.2%, to $776,818 for the three months ended December 31, 2025, from $927,238 for the corresponding period of 2024. The decrease was mainly attributable to a $64,000 reduction in R&D operational costs and a decline of approximately $87,000 in associated payroll expenses. These variances primarily reflect the cyclical nature of the Company's R&D projects and the specific timing of project activities, which typically result in period-over-period fluctuations.

OTHER (EXPENSE) INCOME, NET - Other (expense) income, net increased by $1,165,163, or 163.9%, to $454,214 for the three months ended December 31, 2025 from ($710,949) for the corresponding period of 2024. The primary drivers for the increase were an $815,634 decrease in FTI’s foreign exchange losses and a $397,164 gain from debt forgiveness related to accounts payable and accruals, which was partially offset by a $42,456 decrease in interest income.

SIX MONTHS ENDED DECEMBER 31, 2025 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2024

NET SALES - Net sales decreased by $6,476,186, or 20.8%, to $24,673,824 for the six months ended December 31, 2025 from $31,150,010 for the corresponding period of 2024. For the six months ended December 31, 2025, net sales by geographic regions, consisting of North America and Asia, were $24,659,973 (99.9% of net sales) and $13,851 (0.1% of net sales), respectively. For the six months ended December 31, 2024, net sales by geographic regions, consisting of North America and Asia, were $31,149,546 (100% of net sales) and $464 (0.0% of net sales), respectively.

Net sales in North America decreased by $6,489,573, or 20.8%, to $24,659,973 for the six months ended December 31, 2025 from $31,149,546 for the corresponding period of 2024. The decrease in net sales was primarily due to decreased demand from our major carrier customers. Net sales in Asia increased by $13,387, or 2,885.1%, to $13,851 for the six months ended December 31, 2025 from $464 for the corresponding period of 2024. The increase in net sales was primarily due to the revenue generated from material sales by FTI, which typically vary from period to period.

GROSS PROFIT – Gross profit decreased by $369,734, or 7.0%, to $4,943,830 for the six months ended December 31, 2025 from $5,313,564 for the corresponding period of 2024. The gross profit in terms of net sales percentage was 20.0% for the six months ended December 31, 2025 compared to 17.1% for the corresponding period of 2024. The decrease in gross profit for the six months ended December 31, 2025, was primarily due to the change in net sales as described above. The increase in gross profit margin in terms of net sales was primarily driven by an increased proportion of high-margin sales and decreased production costs while overall sales decreased for the six months ended December 31, 2025 compared to the corresponding period of 2024.

OPERATING EXPENSES – Operating expenses decreased by $586,383, or 12.0%, to $4,304,733 for the six months ended December 31, 2025 from $4,891,116 for the corresponding period of 2024.

Selling, general, and administrative (“SG&A”) expenses decreased by $361,403, or 12.3%, to $2,578,163 for the six months ended December 31, 2025, from $2,939,566 for the corresponding period of 2024. This decrease was primarily driven by a reduction of approximately $310,000 in legal fees.

Research and development (“R&D”) expense decreased by $224,980, or 11.5%, to $1,726,570 for the six months ended December 31, 2025, from $1,951,550 for the corresponding period of 2024. The decrease was mainly attributable to a $137,000 reduction in R&D operational costs and an approximately $88,000 decline in associated payroll expenses. These variances primarily reflect the cyclical nature of the Company's R&D projects and the specific timing of project activities, which typically result in period-over-period fluctuations.

OTHER INCOME, NET – Other income, net increased by $98,648, or 27.5%, to $457,018 for the six months ended December 31, 2025 from $358,370 for the corresponding period of 2024. The primary drivers for the increase were a $165,222 gain from debt forgiveness related to accounts payable and accruals, which was partially offset by the decrease in interest income.

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

Our principal source of liquidity as of December 31, 2025 consisted of cash and cash equivalents, as well as short-term investments, of $33,623,292. We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES – Net cash used in operating activities for the six months ended December 31, 2025 was $5,574,688, and net cash provided by operating activities for the six months ended December 31, 2024 was $5,412,542.

The $5,574,688 in net cash used in operating activities for the six months ended December 31, 2025 was primarily due to the increase in accounts receivable of $9,084,042, which was partially offset by the increase in accounts payable of $2,522,942 as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges. Notably, for the six months ended December 31, 2025, we recorded a total write-off of $412,814 from forgiven accounts payable and accrued liabilities.)

The $5,412,542 in net cash provided by operating activities for the six months ended December 31, 2024 was primarily due to the increase in accounts payable and accrued liabilities of $6,501,820 and $838,564 as well as our operating results (net income adjusted for depreciation, amortization, and other non-cash charges), which was partially offset by the increase in inventories of $2,751,477.

INVESTING ACTIVITIES – Net cash provided by investing activities for the six months ended December 31, 2025 and 2024 was $704,977 and $2,631,817, respectively.

The $704,977 in net cash provided by investing activities for the six months ended December 31, 2025 was primarily due to the sales of short-term investments of $1,028,685, which were offset by the payments for capitalized product development and property and equipment of $316,780 and $6,928, respectively.

The $2,631,817 in net cash provided by investing activities for the six months ended December 31, 2024 was primarily due to the sales of short-term investments of $2,685,688, which were offset by the payments for capitalized product development and property and equipment of $39,587 and $24,784, respectively.

FINANCING ACTIVITIES - Net cash used in financing activities for the six months ended December 31, 2025, and 2024 was $471,371 and $0, respectively. The $471,371 in net cash used in financial activities for the six months ended December 31, 2025 was attributable to the payment of cash dividends.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of OC Kim, our President, and Reid Granados, our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and the Acting Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) for the six months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 6 of the notes to consolidated financial statements for the six months ended December 31, 2025, contained within this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 29, 2025 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, ITEM 1A – RISK FACTORS.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. Except as set forth below, we are not aware of any material changes from the risk factors previously disclosed in our Annual Report.

Shortages of components, such as memory, could significantly disrupt our production schedules and adversely affect our relationship with key customers. Industry-wide shortages have occurred in the memory market, which may affect the availability and lead times of memory components used in our products. These conditions have resulted in increased complexity in managing our production schedules. Our ability to deliver products to customers on a timely basis is critical, particularly for our Tier-1 carrier customers, who are highly sensitive to delivery timing and reliability. Any delays or disruptions in our supply chain could impair our ability to meet customer delivery schedules, and failure to meet such requirements could negatively impact customer relationships, order volumes, or future business opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101)

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ Reid Granados
Reid Granados
Dated: February 17, 2026		Acting Chief Financial Officer (Principal Financial Officer)

