Form 10-Q
period 2026-03-31
FRANKLIN WIRELESS CORP
filed 2026-05-15
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The Registrant has 11,784,280 shares of common stock outstanding as of May 15, 2026.

FRANKLIN WIRELESS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	March 31, 2026 (Unaudited)	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,305,157	$14,741,173
Short-term investments	23,632,389	25,887,028
Accounts receivable, net	2,646,415	1,330,504
Other receivable due from officer	662,596	662,596
Inventories, net	7,933,422	2,358,335
Other current assets	366,529	143,666
Advance payments to vendors	32,357	56,988
Total current assets	44,578,865	45,180,290
Property and equipment, net	48,124	72,882
Intangible assets, net	1,024,242	1,014,112
Deferred tax assets, non-current	3,237,598	3,273,622
Goodwill	273,285	273,285
Right of use assets, net	1,099,130	1,382,294
Other assets	123,440	133,545
TOTAL ASSETS	$50,384,684	$51,330,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,362,579	$8,119,055
Contract liabilities and advance from customers	114,288	125,300
Income tax payable	39,004	–
Accrued liabilities, bonus payable to an officer	3,000,000	2,625,000
Accrued liabilities, others	352,850	1,172,044
Lease liabilities, current	331,118	375,343
Total current liabilities	13,199,839	12,416,742
Lease liabilities, non-current	786,607	1,018,985
Total liabilities	13,986,446	13,435,727

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding	14,263	14,263
Additional paid-in capital	14,337,826	14,337,826
Retained earnings	24,038,465	24,894,108
Treasury stock, 2,549,208 shares	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,339,856)	(1,146,862)
Total Parent Company stockholders’ equity	33,495,805	34,544,442
Non-controlling interests	2,902,433	3,349,861
Total stockholders’ equity	36,398,238	37,894,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,384,684	$51,330,030

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$3,444,183	$8,009,619	$28,118,007	$39,159,629
Cost of goods sold	(2,890,739)	(6,655,739)	(22,620,733)	(32,492,185)
Gross profit	553,444	1,353,880	5,497,274	6,667,444

Operating expenses:
Selling, general and administrative	1,248,568	2,526,220	3,826,731	5,465,786
Research and development	816,331	794,213	2,542,901	2,745,763
Total operating expenses	2,064,899	3,320,433	6,369,632	8,211,549

Loss from operations	(1,511,455)	(1,966,553)	(872,358)	(1,544,105)

Other (loss) income, net:
Interest income	104,094	184,254	386,312	539,106
Litigation settlement income	–	1,000,000	–	1,000,000
Gain from the forgiveness of accounts payable and accrued liabilities	–	–	412,814	247,592
(Loss) Gain from foreign currency transactions	(462,176)	40,067	(945,950)	(516,524)
Other income, net	100,085	107,118	345,845	419,635
Total other income (loss), net	(257,997)	1,331,439	199,021	1,689,809
(Loss) income before (benefit) provision for income taxes	(1,769,452)	(635,114)	(673,337)	145,704
Income tax (benefit) provision	(18,739)	2,592	60,175	218,199
Net loss	(1,750,713)	(637,706)	(733,512)	(72,495)
Less: noncontrolling interests in net loss of subsidiary at 33.7%	(163,546)	(5,215)	(349,338)	(180,550)
Less: noncontrolling interests in net (loss) income of subsidiary at 40.0%	(28,795)	12,295	98	8,914
Net (loss) income attributable to Parent Company	$(1,558,372)	$(644,786)	$(384,272)	$99,141

(Loss) earnings per share attributable to Parent Company stockholders - basic	$(0.13)	$(0.05)	$(0.03)	$0.01
(Loss) earnings per share attributable to Parent Company stockholders - diluted	(0.13)	(0.05)	(0.03)	0.01

Weighted average common shares outstanding - basic	11,784,280	11,784,280	11,784,280	11,784,280
Weighted average common shares outstanding - diluted	11,784,280	11,784,280	11,784,280	11,848,707

Comprehensive loss
Net loss	$(1,750,713)	$(637,706)	$(733,512)	$(72,495)
Translation adjustments	(115,248)	(3,809)	(291,182)	(140,113)
Comprehensive loss	(1,865,961)	(641,515)	(1,024,694)	(212,608)
Less: comprehensive (loss) income attributable to non-controlling interest	(192,341)	7,080	(349,240)	(171,636)
Less: foreign exchange translation attributable to non-controlling interest	(38,974)	(1,282)	(98,188)	(47,158)
Comprehensive (loss) income attributable to controlling interest	$(1,634,646)	$(647,313)	$(577,266)	$6,186

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2026
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2025	11,784,280	$14,263	$14,337,826	$24,894,108	$(3,554,893)	$(1,146,862)	$3,349,861	$37,894,303
Net income attributable to Parent Company	–	–	–	1,174,100	–	–	–	1,174,100
Foreign exchange translation	–	–	–	–	–	(116,720)	(59,214)	(175,934)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(156,899)	(156,899)
Dividend declared and paid	–	–	–	(471,371)	–	–	–	(471,371)
Balance – December 31, 2025 (unaudited)	11,784,280	$14,263	$14,337,826	$25,596,837	$(3,554,893)	$(1,263,582)	$3,133,748	$38,264,199
Net loss attributable to Parent Company	–	–	–	(1,558,372)	–	–	–	(1,558,372)
Foreign exchange translation	–	–	–	–	–	(76,274)	(38,974)	(115,248)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(192,341)	(192,341)
Balance – March 31, 2026 (unaudited)	11,784,280	$14,263	$14,337,826	$24,038,465	$(3,554,893)	$(1,339,856)	$2,902,433	36,398,238

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance – June 30, 2024	11,784,280	$14,263	$14,733,300	$25,137,209	$(3,554,893)	$(1,182,825)	$1,228,944	$36,375,998
Net income attributable to Parent Company	–	–	–	743,927	–	–	–	743,927
Foreign exchange translation	–	–	–	–	–	(90,428)	(45,876)	(136,304)
Comprehensive loss attributable to noncontrolling interest	–	–	–	–	–	–	(178,716)	(178,716)
Stock based compensation	–	–	170,583	–	–	–	–	170,583
Balance – December 31, 2024 (unaudited)	11,784,280	$14,263	$14,903,883	$25,881,136	$(3,554,893)	$(1,273,253)	$1,004,352	$36,975,488
Net loss attributable to Parent Company	–	–	–	(644,786)	–	–	–	(644,786)
Foreign exchange translation	–	–	–	–	–	(2,527)	(1,282)	(3,809)
Comprehensive income attributable to noncontrolling interest	–	–	–	–	–	–	7,080	7,080
Contribution in a subsidiary by supplier partner	–	–	–	–	–	–	2,000,000	2,000,000
Balance – March 31, 2025 (unaudited)	11,784,280	$14,263	$14,903,883	$25,236,350	$(3,554,893)	$(1,275,780)	$3,010,150	$38,333,973

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(733,512)	$(72,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,471	24,999
Amortization of intangible assets	459,213	655,370
Loss from foreign currency transactions	1,093,826	550,586
Gain from trading a vehicle	–	(3,563)
Loss from provision for slow-moving inventory	16,510	–
Stock based compensation	–	170,583
Recovery of litigation settlement	–	(1,000,000)
Forgiveness of debt	(412,814)	(247,592)
Net change of right of use assets and lease liabilities	6,561	6,366
Deferred tax provision	–	217,399
Increase (decrease) in cash due to change in:
Accounts receivable	(1,459,200)	(1,957,056)
Inventories	(5,627,077)	(28,812)
Other current assets	(199,799)	(71,097)
Advance payments to vendors	(12,623)	(48,322)
Accounts payable	1,285,348	(1,025,639)
Contract liabilities and advance from customers	(11,012)	(37,111)
Accrued liabilities	6,675	2,376,154
Net cash used in operating activities	(5,563,433)	(490,230)

CASH FLOW FROM INVESTING ACTIVITIES:
Sales (purchases) of short-term investments	1,141,759	(730,024)
Cash proceeds from sales of a vehicle	–	10,500
Purchases of property and equipment	(6,917)	(25,683)
Payments for capitalized product development costs and intangible assets	(481,954)	(224,442)
Contribution to a subsidiary by a joint venturer	–	2,000,000
Net cash provided by investing activities	652,888	1,030,351

CASH FLOW FROM FINANCING ACTIVITIES:
Dividend declared and paid	(471,371)	–
Net cash used in financing activities	(471,371)	–

Effect of foreign currency translation	(54,100)	(4,063)
Net (decrease) increase in cash and cash equivalents	(5,436,016)	536,058
Cash and cash equivalents, beginning of period	14,741,173	12,266,556
Cash and cash equivalents, end of period	$9,305,157	$12,802,614

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes	$(131,400)	$(800)

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

Principles of Consolidation

As of March 31, 2026 and 2025, the consolidated financial statements include the accounts of the Company and its subsidiaries, Franklin Technology Inc. (“FTI”) and Sigbeat Inc. (“Sigbeat”), with majority voting interests of approximately 66.3% and 60.0%, respectively, (approximately 33.7% and 40.0% are owned by noncontrolling interests, respectively). In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net (loss) earnings are reduced by the portion of the net (loss) earnings of the subsidiary or subsidiaries applicable to noncontrolling interests.

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

Non-controlling Interests in Consolidated Subsidiaries

As of March 31, 2026, the Non-Controlling Interests (“NCI”) totaled $2,902,433, representing a ($447,428) net decrease from the $3,349,861 balance as of June 30, 2025. The net decrease of ($447,428) is broken down by subsidiary for the nine months ended March 31, 2026, as follows:

The NCI in FTI decreased by ($447,526), and the decrease was comprised of the following two items:

o	($349,338) attributable to FTI’s net loss of ($1,037,919) for the period.
o	($98,188) attributable to foreign currency translation adjustments for the period.

The NCI in Sigbeat increased by $98, and the increase was attributable to Sigbeat’s net income of $244 for the period.

As of March 31, 2025, the NCI was $3,010,150, which represents a $1,781,206 net increase from $1,228,944 as of June 30, 2024. The net increase of $1,781,206 is broken down by subsidiary for the nine months ended March 31, 2025, as follows:

The NCI in FTI decreased by ($227,708), and the decrease was comprised of the following two items:

o	($180,550) attributable to FTI’s net loss of ($536,435) for the period.
o	($47,158) attributable to foreign currency translation adjustments for the period.

The NCI in Sigbeat increased by $2,008,914, and the increase was comprised of the following two items:

o	$8,914 attributable to Sigbeat’s net income of $22,286 for the period.
o	$2,000,000 increase from Forge’s contribution for Common Stock.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net sales:	2026	2025	2026	2025
North America	$3,442,614	$8,007,037	$28,102,587	$39,156,583
Asia	1,569	2,582	15,420	3,046
Totals	$3,444,183	$8,009,619	$28,118,007	$39,159,629

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Items:	2026	2025	2026	2025
Net sales	$3,444,183	$8,009,619	$28,118,007	$39,159,629
Cost of goods sold	(2,890,739)	(6,655,739)	(22,620,733)	(32,492,185)
Selling, general, and administrative expenses	(1,248,568)	(2,526,220)	(3,826,731)	(5,465,786)
Research and development expenses	(816,331)	(794,213)	(2,542,901)	(2,745,763)
Other segment items	(239,258)	1,328,847	138,846	1,471,610
Net Income (loss)	$(1,750,713)	$(637,706)	$(733,512)	$(72,495)

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2026	June 30, 2025
North America	$913,405	$929,173
Asia	158,961	157,821
Totals	$1,072,366	$1,086,994

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

Allowance for Doubtful Accounts

On July 1, 2023, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. Upon adoption of ASC 326 and based upon our review of historical collections and current receivable balances, the Company determined that no additional allowance for doubtful accounts was required for the nine months ended March 31, 2026 and 2025. The allowance for doubtful accounts remained $159,087 as of March 31, 2026, and June 30, 2025, respectively.

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

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. While we continuously monitor product returns, we do not establish a formal provision for estimated warranties and returns because such costs are covered by our manufacturers. For the nine months ended March 31, 2026 and 2025 presented, these expenditures were not material.

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

The balances of our trade receivables are as follows:

	March 31, 2026	June 30, 2025
Accounts Receivable, net	$2,646,415	$1,330,504

We did not have any un-invoiced receivables for the periods ended March 31, 2026, and June 30, 2025.

Our contract liabilities are as follows:

	March 31, 2026	June 30, 2025
Undelivered products	$114,288	$125,300

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

Our performance obligations are primarily satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.3% and 99.4% of net sales for the nine months ended March 31, 2026 and 2025, respectively. Revenue recognized over a period of time is based on the percent completion of a project and accounted for 0.7% and 0.6% of net sales for the nine months ended March 31, 2026 and 2025, respectively. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of March 31, 2026 and 2025, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of $78,173 and $433,479 associated with capitalized product development costs associated with complete technology for the three and nine months ended March 31, 2026, respectively, and $175,262 and $629,412 for the three and nine months ended March 31, 2025, respectively.

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

As of March 31, 2026, and June 30, 2025, capitalized product development costs in progress were $420,300 and $452,676, respectively, and are included in intangible assets in our consolidated balance sheets. For the three and nine months ended March 31, 2026, we incurred $162,153 and $447,930, respectively, and for the three and nine months ended March 31, 2025, we incurred $179,308 and $211,289, respectively, in capitalized product development costs, and such amounts are primarily comprised of certifications and licenses. All costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $816,331 and $794,213 for the three months ended March 31, 2026 and 2025, respectively, and $2,542,901 and $2,745,763 for the nine months ended March 31, 2026 and 2025, respectively.

Warranties

We provide a warranty for a period of twelve (12) to eighteen (18) months, which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the consolidated statements of comprehensive income (loss), were $13,381 and $65,291 for the three months ended March 31, 2026 and 2025, respectively, and $284,778 and $238,146 for the nine months ended March 31, 2026 and 2025, respectively.

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

Inventories, Net

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand is highly unpredictable and can fluctuate significantly caused by factors beyond the control of the Company. We may write down our inventory value for potential obsolescence and excess inventory. For the nine months ended March 31, 2026 and 2025, we recorded $12,633 and $0 reserve allowances for inventories we have identified as obsolete or slow-moving. As of March 31, 2026, and June 30, 2025, the inventory reserve for obsolete or slow-moving items was $52,907 and $40,274, respectively.

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

As of March 31, 2026, we have no material unrecognized tax benefits. We recorded income tax benefit of $18,739 and income tax expense of $60,175 for the three and nine months ended March 31, 2026, respectively, and income tax expenses of $2,592 and $218,199 for the three and nine months ended March 31, 2025, respectively.

For the three and nine months ended March 31, 2026, we recorded decreases of $17,026 and $36,024 in non-current deferred tax assets. During the same periods, combined prepaid income taxes increased by $59,701 and $136,719, respectively. Regarding U.S. income tax payable, we recognized net increases of $35,250 and $39,004 for the three and nine months ended March 31, 2026.

In comparison, for the three and nine months ended March 31, 2025, we recorded a decrease in deferred tax asset, non-current, of $2,592 and $217,399 for the three and nine months ended March 31, 2025, respectively.

Concentrations

We maintain our cash accounts with established commercial banks in the United States of America (the “U.S.”) and Korea. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 and the Korea Deposit Insurance Corporation insured limit of approximately $70,000 for each financial institution located in the U.S. and Korea, respectively. As of March 31, 2026, we have approximately $22.8 million and $9.3 million in uninsured deposits in the U.S and Korea, respectively, but we do not anticipate any losses on excess deposits.

We extend credit to our customers and perform ongoing credit evaluations of such customers. We evaluate our accounts receivable on a regular basis for collectability and provide for an allowance for potential credit losses as deemed necessary. No reserve was required or recorded for any of the periods presented.

Substantially all of our revenues are derived from sales of wireless data products. Any significant decline in market acceptance of our products or in the financial condition of our existing customers could impair our ability to operate effectively. A significant portion of our revenue is derived from a small number of customers. For the nine months ended March 31, 2026, sales to our two largest customers accounted for 55.4% and 35.8% of our consolidated net sales, and 0% and 92.7% of our accounts receivable balance as of March 31, 2026. During the three months ended March 31, 2026, we experienced a significant reduction in revenue from one of our major customers due to the discontinuation of a key product by this customer. We do not expect material future sales of this product to this customer. For the nine months ended March 31, 2025, sales to our two largest customers accounted for 60% and 35% of our consolidated net sales, and 0% and 98% of our accounts receivable balance as of March 31, 2025.

For the three and nine months ended March 31, 2026, we purchased the majority of our wireless data products from two manufacturing companies located in Asia. If these manufacturers experience delays, capacity constraints—particularly as they reallocate production toward higher-margin Artificial Intelligence (“AI”) related components—or quality control problems, shipments to our customers could be delayed. Consequently, customers may elect to cancel purchase orders, which would negatively impact our revenue.

The following table summarizes our purchase concentrations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Aggregate purchases from major manufacturing companies ($)	$8,311,590	$3,081,242	$26,004,572	$28,410,325
Concentration percentage of total purchases	96.4%	83.9%	94.7%	91.2%
Number of Major Manufacturing Companies	2	1	2	2

As of March 31, 2026, related accounts payable to these manufacturers totaled $8,853,810, or 94.6% of the total accounts payable balance, compared to $5,057,661, or 81.1%, as of March 31, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. We adopted the ASU effective July 1, 2025. The additional disclosures required by the ASU will be included in our Form 10-K for the annual reporting period covering July 1, 2025 through June 30, 2026.

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

In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures/DISE, primarily for public business entities (PBEs) with non-calendar year-ends, “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted.

On July 30, 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to provide a practical expedient for all entities to simplify credit loss estimations for current accounts receivable and contract assets under ASC 606. The amendments in this ASU are effective for all entities for annual reporting periods beginning after 15 December 2025, and interim reporting periods within those annual reporting periods, which for the Company corresponds to fiscal year 2027. We are currently evaluating whether to adopt the practical expedient under ASU 2025-05. We expect that the effect, if there are any, on our allowance for credit losses will depend on the mix and aging of our current receivables and contract assets under ASC 606, the timing of collections after period end, and whether macroeconomic forecasts materially deviate from current conditions.

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. This ASU improves the organization and clarity of interim reporting guidance and introduces a disclosure principle requiring entities to disclose events that occur after the most recent annual reporting period that have a material impact on interim financial statements. The ASU is effective for interim periods within annual periods beginning after December 15, 2027, which for the Company corresponds to fiscal year 2029. Early adoption is permitted. We are currently evaluating the impact of this ASU on our interim financial statement disclosures and do not expect the adoption to have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-12, Codification Improvements. This ASU includes amendments to the FASB Accounting Standards Codifications intended to clarify, correct, and make minor improvements to various Topics. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, which for the Company corresponds to fiscal year 2028. Early adoption is permitted. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2 – BUSINESS OVERVIEW

Doing business as “Franklin Access”, we are a leading global provider of integrated wireless solutions utilizing the latest 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions. During the quarter ended March 31, 2026, the Company began implementing a strategic shift to reduce its reliance on mobile hotspot products and increase its focus on fixed wireless routers and telecommunications modules. This shift was accelerated following a significant decline in demand for certain legacy hotspot products. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications, driving forward seamless communication and connectivity for both individuals and enterprises.

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

NOTE 4 – DEFINITE LIVED INTANGIBLE ASSETS, NET

The definite lived intangible assets consisted of the following as of March 31, 2026:

Intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Technology in progress	Not Applicable	–	420,300	–	420,300
Software	5~10 years	2.0 years	438,020	355,934	82,086
Patents	10 years	5.3 years	89,991	35,236	54,755
Certifications & licenses	3 years	1.4 years	3,647,134	3,180,033	467,101
Total as of March 31, 2026			$4,595,445	$3,571,203	$1,024,242

The definite lived intangible assets consisted of the following as of June 30, 2025:

Intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Technology in progress	Not Applicable	–	452,676	–	452,676
Software	5~10 years	2.4 years	448,922	355,600	93,322
Patents	10 years	6.0 years	79,519	31,679	47,840
Certifications & licenses	3 years	1.3 years	3,166,828	2,746,554	420,274
Total as of June 30, 2025			$4,147,945	3,133,833	1,014,112

Amortization expense recognized for the three months ended March 31, 2026 and 2025 was $99,391 and $183,784, respectively, and for the nine months ended March 31, 2026 and 2025 was $471,586 and $655,370, respectively.

The amortization expenses of the definite lived intangible assets for the future are as follows:

	FY2026	FY2027	FY2028	FY2029	FY2030	Thereafter
Total	$94,022	$268,482	$199,633	$33,522	$8,283	$–

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	March 31, 2026	June 30, 2025
Accrued payroll deductions owed to government entities	$47,327	$50,988
Accrued bonuses to an officer – related party (1)	3,000,000	2,625,000
Accrued salaries	–	132,377
Accrued vacation	162,643	174,108
Accrued expenses for service providers	–	69,318
Accrued marketing development funds (2)	70,832	673,205
Other accrued liabilities	72,048	72,048
Total	$3,352,850	$3,797,044

(1)	The balance of Accrued Bonus to an officer consists of two components: the Quarterly Bonus and the Joint Venture Incentive. As of March 31, 2026, no cash payment has been made by the Company for either accrued amount.

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for the payment of an incentive to Mr. Kim, of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, for an aggregate total of $2 million, with the first such bonus accrued on December 31, 2022. Incentive bonuses of $375,000 have been accrued for nine months ended March 31, 2026, resulting in accrued bonus balances of $1,750,000 and $1,375,000 as of March 31, 2026, and June 30, 2025, respectively.

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

(2)	During the nine months ended March 31, 2026, the Company accrued $193,731 in marketing development funds (“MDF”) payable to a customer to support its marketing and promotion programs. Of the total outstanding obligations, $400,000 was offset against accounts receivable requested by the customer, and $396,104 was written off due to the end of the related product’s life cycle and obligation. This resulted in a total accrued marketing development fund balance of $70,832 as of March 31, 2026.

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

Effective January 1, 2024, we leased approximately 11,400 square feet of office space in San Diego, California. The lease has an initial term of 65 months, expiring on May 31, 2029. The monthly rent for the first year was $27,789, subject to a fixed three percent annual increase every first of January, and the lease includes one month of rent abatement each year. In addition to the base monthly rent, the lease also requires payment for certain common area costs. We maintain appropriate insurance coverage and believe the facility is suitable and adequate for our present needs. Rent expenses for this office space were $87,280 and $85,294 for the three months ended March 31, 2026 and 2025, and $257,870 and $252,028 for the nine months ended March 31, 2026 and 2025, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $6,600, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,200, both located in Seoul, South Korea. These leases expired on August 31, 2024, and were extended for an additional 24 months to August 31, 2026. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $25,305 and $25,564 for the three months ended March 31, 2026 and 2025, and $77,650 and $79,385 for the nine months ended March 31, 2026 and 2025.

We lease one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027. Rent expense related to this lease was $1,487 and $4,460 for the three and nine months ended March 31, 2026, and $1,487 and $1,983 for the three and nine months ended March 31, 2025, respectively.

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

Total rent expenses for the nine months ended March 31, 2026 and 2025 were $357,723 and $350,796, respectively. In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the nine months ended March 31, 2026, and 2025 are as follows:

	Nine Months Ended March 31,
	2026	2025
Operating lease expense	$335,520	$331,413
Vehicle lease expense	4,460	1,983
Short term leases cost	17,743	17,400
Total lease expense	$357,723	$350,796

Operating Lease
Fiscal 2026	$119,514
Fiscal 2027	375,154
Fiscal 2028	389,915
Fiscal 2029	363,310
Total lease payments	1,247,893
Less imputed interest	(130,168)
Total	$1,117,725

Remaining lease term-operating lease in San Diego, California	3.2 years
Discount rate-operating lease in San Diego, California	7%
Remaining lease term-operating lease in South Korea	0.5 years
Discount rate-operating lease in South Korea	6%
Remaining lease term-vehicle lease in San Diego, California	1.7 years
Discount rate-vehicle lease in San Diego, California	7%

Warranty Repairs

The following table sets forth the percentages of return rates and warranty repairs for all products currently marketed, in the aggregate from the date each product was introduced through the reporting date.

	Current Devices
Device Type	Return Rate	Warranty Repairs
4G Wireless Devices	0.11%	0.01%
5G Wireless Devices	0.53%	0.14%

Litigation

We are from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

FTI Litigation in Korea

In January of 2025 our South Korea-based subsidiary, FTI was sued by Partron Co., Ltd., a South Korean manufacturer of electronic parts for mobile and telecommunication devices (“Partron”). The complaint, filed in Seoul Central District Court, alleges that FTI requested Partron to prepare semiconductor components to be included in FTI’s products for resale to third parties. The complaint also alleges that FTI and Partron had entered into a Confidentiality Agreement under which Partron shared the login credentials for its Qualcomm account and that FTI used such access for the design of the products but contracted with another vendor to produce the components. It further alleges that Partron ordered a large quantity of semiconductor components from its business partners, such as Qualcomm and Dasaron Corporation, in reliance on such requests from FTI, but FTI failed to complete the purchase of such components from Partron. Parton alleges that it paid its suppliers for such components, but that FTI failed to purchase the components from Partron, resulting in damages, including interest, of $8,126,786, under the South Korean Unfair Competition Prevention Act and other legal theories. On January 20, 2026, Partron’s final claim was adjusted to $8,895,120, including interest, for the primary claim. The next action by the court is scheduled for June 18, 2026.

The Company owns approximately 66.34% of the outstanding equity securities of FTI. While the Company is not named as a defendant in the action, FTI is a consolidated subsidiary. Accordingly, the final outcome of this litigation could have an impact on the Company’s consolidated statements of operations and financial position. In response to the lawsuit, FTI has engaged legal counsel to represent its interests and is vigorously defending against the allegations. The Company and FTI are continuously evaluating the potential financial statement impact as the case progresses. FTI has advised the Company that it does not believe the allegations are supported by the facts and it intends to vigorously oppose the action.

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

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of March 31, 2026.

Loan Agreement with Subsidiary, FTI

On March 21, 2022, Franklin Wireless Corp. (the “Company”) entered into a Loan Agreement with its South Korean subsidiary, FTI, under which the Company agreed to loan US$10,000,000 to FTI. The Company owns a majority of the outstanding equity of FTI. FTI’s primary business is providing design and development services to the Company for our wireless products. As part of the loan transaction, FTI delivered a $10 million Promissory Note to the Company (the “Note”). In the preparation of consolidated financial statements of the Company, the transactions and balances related to the loan of $10 million, including the accrued interest for the nine months March 31, 2026, were eliminated as intercompany transactions.

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

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information. In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, with the first such bonus due on December 31, 2022. Incentive bonuses of $375,000 have been accrued for each of nine months ended March 31, 2026 and 2025, resulting in accrued bonus balances of $1,750,000 and $1,375,000 as of March 31, 2026, and June 30, 2025, respectively. As of March 31, 2026, no payment for the accrued bonuses has been made by the Company.

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

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2025, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of March 31, 2026.

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

As of March 31, 2026, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There were $0 and $170,583 compensation expenses recorded under this method for the nine months ended March 31, 2026 and 2025, respectively.

A summary of the status of our stock options is presented below as of March 31, 2026:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2025	392,001	$4.64	0.58	$117,600
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired (1)	(245,001)	5.40	–	–
Outstanding as of March 31, 2026	147,000	$3.38	0.74	$63,210

Exercisable as of March 31, 2026	147,000	$3.38	0.74	$63,210

(1)	A total of 245,001 shares of fully vested stock options, which had been previously granted through its 2020 employee stock option plan, lapsed and expired in July 2025.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon our closing stock price of $3.81 as of March 31, 2026, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of March 31, 2026, in the amount of 147,000 shares was $2.83 per share. As of March 31, 2026, there was no unrecognized compensation cost related to non-vested stock options granted.

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

For the nine months ended March 31, 2026, no shares of common stock were issued, and there were 11,784,280 shares issued and outstanding as of March 31, 2026, and June 30, 2025.

Preferred Stock

We have been authorized to issue 10,000,000 shares of preferred stock. $0.01 par value, but no preferred stock is issued and outstanding as of March 31, 2026, and June 30, 2025.

Treasury Stock

We had 2,549,208 shares of treasury stock, valued at $3,554,893 (based on the costs that we agreed to repurchase) as of March 31, 2026, and June 30, 2025.

Cash Dividends

On November 4, 2025, our Board of Directors declared a cash dividend of $0.04 per share on our common stock, totaling $471,371. The dividend was payable to shareholders of record at the close of business on November 14, 2025. We recorded the dividend declaration as a reduction to Retained Earnings and a corresponding increase in Dividends Payable on November 4, 2025. On December 2, 2025, we completed the cash payment, which resulted in a decrease in both Cash and Dividends Payable. As of March 31, 2026, there were no unpaid dividends remaining in the Company’s liabilities.

NOTE 10 – RELATED PARTY TRANSACTIONS

We entered into a Forbearance Agreement with Mr. Kim on September 23, 2024, under which Mr. Kim agreed to defer a $1,250,000 bonus previously earned by him in exchange for the Company’s agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to the Company under a Settlement Agreement, dated June 12, 2024. On January 16, 2025, we accrued the deferred incentive bonus of $1,250,000 to OC Kim, our President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of March 31, 2026, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of March 31, 2026.

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

For the three and nine months ended March 31, 2026, we purchased wireless data products from Forge in the amount of approximately $7 million and $23 million, respectively, and had related accounts payable of approximately $7.8 million as of March 31, 2026. For the three and nine months ended March 31, 2025, we purchased wireless data products from Forge in the amount of approximately $3.1 million and $10.1 million, respectively, and had related accounts payable of approximately $4.9 million as of March 31, 2026. We had accounts receivable from Forge, related to various minor transactions within FTI, totaling approximately $23,000 and $0, as of March 31, 2026 and 2025, respectively.

Excluding what was previously described, there have not been any transactions entered into or have been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 11 – SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated all events or transactions that occurred after March 31, 2026, up through the date the financial statements were available to be issued. During these periods, we did not have any material recognizable subsequent events required to be disclosed in the financial statements as of May 15, 2026.

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

During the quarter ended March 31, 2026, we experienced a significant reduction in expected future demand from one of our major customers related to a legacy hotspot product. This decrease in demand was caused by difficulties working with an intermediary company regarding late payments, as well as other matters. In response to this, we are accelerating our strategic focus toward commercial and industrial routers and telecommunications modules through our subsidiary. These product lines are in earlier stages of commercialization, and there can be no assurance regarding the timing or level of future revenues from these initiatives.

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

Recent regulatory developments involving restrictions on certain foreign-manufactured telecommunications and networking equipment may impact the approval, importation, or commercialization of certain future wireless products. The Company is continuing to evaluate the applicability of these developments to its product roadmap, including upcoming consumer and enterprise networking products. The Company believes its currently approved mobile hotspot products are not materially impacted by these developments.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended June 30, 2025, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for the three and nine months ended March 31, 2026.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended March 31, 2026 and 2025, our statements of comprehensive (loss) income (unaudited) including data expressed as a percentage of sales:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2026		2025		2026		2025

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	(83.9%	)	(83.1%	)	(80.4%	)	(83.0%	)
Gross profit	16.1%		16.9%		19.6%		17.0%
Operating expenses	60.0%		41.5%		22.7%		20.9%
Loss from operations	(43.9%	)	(24.6%	)	(3.1%	)	(3.9%	)
Other income (loss), net	(7.5%	)	16.6%		0.7%		4.3%
Net (loss) income before income taxes	(51.4%	)	(8.0%	)	(2.4%	)	0.4%
Income tax (benefit) provision	(0.6%	)	0.0%		0.2%		0.6%
Net loss	(50.8%	)	(8.0%	)	(2.6%	)	(0.2%	)
Less: non-controlling interest in net loss of subsidiary	(5.6%	)	(0.1%	)	(1.2%	)	(0.5%	)
Net (loss) income attributable to Parent Company stockholders	(45.2%	)	(8.1%	)	(1.4%	)	0.3%

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THREE MONTHS ENDED MARCH 31, 2025

NET SALES - Net sales decreased by $4,565,436, or 57.0%, to $3,444,183 for the three months ended March 31, 2026 from $8,009,619 for the corresponding period of 2025. For the three months ended March 31, 2026, net sales by geographic regions, consisting of North America and Asia, were $3,442,614 (100.0% of net sales) and $1,569 (0.0%), respectively. For the three months ended March 31, 2025, net sales by geographic regions, consisting of North America and Asia, were $8,007,037 (100.0% of net sales) and $2,582 (0.0%), respectively.

Net sales in North America decreased by $4,564,423, or 57.0%, to $3,442,614 for the three months ended March 31, 2026 from $8,007,037 for the corresponding period of 2025. The decrease in net sales in North America was primarily due to the discontinuation of a key product by a major carrier customer, which was expected to contribute a significant portion of revenue following its recent launch, as well as the timing of large deliveries in prior periods that resulted in reduced current-period demand as customers worked through existing inventory. As a result of the product discontinuation, the Company does not expect material future sales of this product to this customer.

GROSS PROFIT - Gross profit decreased by $800,436, or 59.1%, to $553,444 for the three months ended March 31, 2026 from $1,353,880 for the corresponding period of 2025. The gross profit in terms of net sales percentage was 16.1% for the three months ended March 31, 2026 compared to 16.9% for the corresponding period of 2025. The decrease in gross profit and gross profit in terms of net sales percentage for the three months ended March 31, 2026, was primarily due to the decrease in net sales, which was driven in part by the discontinuation of a key product by a major customer, as well as a shift in sales mix toward lower-margin products during the period.

OPERATING EXPENSES - Operating expenses decreased by $1,255,534, or 37.8%, to $2,064,899 for the three months ended March 31, 2026 from $3,320,433 for the corresponding period of 2025.

Selling, general, and administrative expenses decreased by $1,277,652, or 50.6%, to $1,248,568 for the three months ended March 31, 2026, from $2,526,220 for the corresponding period of 2025. The decrease in operating expenses was primarily driven by the absence of a non-recurring accrued incentive bonus of $1,250,000 to OC Kim, the President, which was recorded in the prior period. Research and development (“R&D”) expense increased by $22,118, or 2.8%, to $816,331 for the three months ended March 31, 2026, from $794,213 for the corresponding period of 2025. The increase in research and development expense was primarily driven by an increase of approximately $15,000 in R&D payroll expenses and $7,000 in R&D costs. These fluctuations stem from the timing of R&D activities and the number of active projects, which typically vary from period to period.

OTHER INCOME (LOSS), NET - Other income (loss), net decreased by $1,589,436, or 119.4%, to ($257,997) for the three months ended March 31, 2026 from $1,331,439 for the corresponding period of 2025. The decrease was primarily driven by the absence of a non-recurring $1,000,000 legal settlement from OC Kim, the President, which was recorded in the prior period, as well as an unfavorable foreign currency exchange impact at FTI of approximately $500,000.

NINE MONTHS ENDED MARCH 31, 2026 COMPARED TO NINE MONTHS ENDED MARCH 31, 2025

NET SALES - Net sales decreased by $11,041,622, or 28.2%, to $28,118,007 for the nine months ended March 31, 2026 from $39,159,629 for the corresponding period of 2025. For the nine months ended March 31, 2026, net sales by geographic regions, consisting of North America and Asia, were 28,102,587 (99.9% of net sales) and $15,420 (0.1% of net sales), respectively. For the nine months ended March 31, 2025, net sales by geographic regions, consisting of North America and Asia, were $39,156,583 (100.0% of net sales) and $3,046 (0.0% of net sales), respectively.

Net sales in North America decreased by $11,053,996, or 28.2%, to $28,102,587 for the nine months ended March 31, 2026 from $39,156,583 for the corresponding period of 2025. The decrease in net sales in North America was primarily due to the discontinuation of a key product by a major carrier customer, which was expected to contribute a significant portion of revenue following its recent launch, as well as the timing of large deliveries in prior periods that resulted in reduced current-period demand as customers worked through existing inventory. As a result of the product discontinuation, the Company does not expect material future sales of this product to this customer.

GROSS PROFIT - Gross profit decreased by $1,170,170, or 17.6%, to $5,497,274 for the nine months ended March 31, 2026 from $6,667,444 for the corresponding period of 2025. The gross profit in terms of net sales percentage was 19.6% for the nine months ended March 31, 2026 compared to 17.0% for the corresponding period of 2025. The decline in gross profit for the nine months ended March 31, 2026, was primarily attributable to the decrease in net sales, which was driven in part by the discontinuation of a key product by a major customer. The increase in gross profit margin in terms of net sales percentage was primarily driven by an increased proportion of high-margin sales and decreased production costs while overall sales decreased for the nine months ended March 31, 2026 compared to the corresponding period of 2025.

OPERATING EXPENSES - Operating expenses decreased by $1,841,917, or 22.4%, to $6,369,632 for the nine months ended March 31, 2026 from $8,211,549 for the corresponding period of 2025.

Selling, general, and administrative expenses decreased by $1,639,055, or 30.0%, to $3,826,731 for the nine months ended March 31, 2026, from $5,465,786 for the corresponding period of 2025. The decrease in operating expenses was primarily driven by the absence of a non-recurring accrued incentive bonus of $1,250,000 to OC Kim, the President, which was recorded in the prior period as well as a reduction of approximately $300,000 in legal fees and a $170,000 decline in stock-based compensation expenses related to stock options.

Research and development (“R&D”) expense decreased by $202,862, or 7.4%, to $2,542,901 for the nine months ended March 31, 2026, from $2,745,763 for the corresponding period of 2025. The decrease in research and development expense was primarily driven by a reduction of approximately $130,000 in R&D costs and $73,000 in R&D payroll expenses. These fluctuations stem from the timing of R&D activities and the number of active projects, which typically vary from period to period.

OTHER INCOME (LOSS), NET - Other income, net decreased by $1,490,788, or 88.2%, to $199,021 for the nine months ended March 31, 2026 from $1,689,809 for the corresponding period of 2025. The decrease was primarily driven by the absence of a non-recurring $1,000,000 legal settlement from OC Kim, the President, which was recorded in the prior period, as well as an unfavorable foreign currency exchange impact at FTI of approximately $430,000.

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

Our principal source of liquidity as of March 31, 2026 consisted of cash and cash equivalents, as well as short-term investments, of $32,937,546. We believe we have sufficient available capital to cover our existing operations and obligations through at least one year from the date of the filing of this Form 10-Q. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

OPERATING ACTIVITIES - Net cash used in operating activities for the nine months ended March 31, 2026 and 2025 was $5,563,433 and $490,230, respectively.

The $5,563,433 in net cash used in operating activities for the nine months ended March 31, 2026 was primarily due to the increases in inventories of $5,627,077. The $490,230 in net cash used in operating activities for the nine months ended March 31, 2025 was primarily due to the increases in accounts receivable of $1,957,056 as well as the decrease in accounts payable of $1,025,639, which was offset by the increase in accrued liabilities of $2,376,154.

INVESTING ACTIVITIES - Net cash provided by investing activities for the nine months ended March 31, 2026 and 2025 was $652,888 and $1,030,351.

The $652,888 in net cash provided by investing activities for the nine months ended March 31, 2026 was primarily due to the sales of short-term investments of $1,141,759, which was partially offset by the payments for purchase of capitalized product development and intangible assets of $481,954. The $1,030,351 in net cash provided by investing activities for the nine months ended March 31, 2025 was primarily due to the contribution in noncontrolling interest by a partner of $2,000,000, which was offset by the purchase of short-term investments of $730,024 and payments for purchase of capitalized product development and intangible assets of $224,442.

FINANCING ACTIVITIES - Net cash used in financing activities for the nine months ended March 31, 2026 and 2025 was $471,371 and $0, respectively. The $471,371 in net cash used in financial activities for the nine months ended March 31, 2026 was attributable to the payment of cash dividends

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of OC Kim, our President, and Reid Granados, our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and the Acting Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the nine months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 6 of the notes to consolidated financial statements for the nine months ended March 31, 2026, contained within this Quarterly Report on Form 10-Q.

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

Industry-wide memory shortages and supply chain disruptions may adversely affect our operations. Industry-wide shortages have occurred in the memory market, which may affect the availability and lead times of memory components used in our products. These shortages are primarily driven by a significant increase in demand for specialized memory chips used in artificial intelligence (AI) applications. While the specific memory components we utilize differ from those used by AI companies, many memory manufacturers have reallocated their production capacity toward higher-margin AI-related products. This shift in manufacturing focus has decreased the available supply and extended lead times for the specific memory components required for our products.

Such conditions have resulted in increased complexity in managing our production schedules. Our ability to deliver products to customers on a timely basis is critical, particularly for our Tier-1 carrier customers, who are highly sensitive to delivery timing and reliability. Any delays or disruptions in our supply chain could impair our ability to meet customer delivery schedules, and failure to meet such requirements could negatively impact customer relationships, order volumes, or future business opportunities.

We have experienced a significant reduction in demand from a major customer, which has materially impacted our revenue, and we may not be able to replace this revenue. During the quarter ended March 31, 2026, a major customer discontinued a key product that historically represented a significant portion of our revenue. We do not expect material future sales of this product to this customer. Our ability to replace this lost revenue depends on the successful development and commercialization of new products, including fixed wireless routers and telecommunications modules, which are in earlier stages of market adoption.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim President (Principal Executive Officer)

	By:	/s/ Reid Granados
Reid Granados
Dated: May 15, 2026		Acting Chief Financial Officer (Principal Financial Officer)

