Form 10-K
period 2026-06-30
FRANKLIN WIRELESS CORP
filed 2026-09-28
CIK 722572

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2026

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on December 31, 2025, as reported by the NASDAQ, was approximately $38,265,000. For the purpose of this calculation only, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders have been excluded. The Registrant does not have any non-voting stock issued or outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	FKWL	The Nasdaq Stock Market LLC

The Registrant has 11,784,280 shares of common stock outstanding as of September 28, 2026.

FRANKLIN WIRELESS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2026

i

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-K:

o	the terms “we,” “us,” “our,” “Franklin,” “Franklin Wireless,” or the “Company” refer to Franklin Wireless Corp.
o	our fiscal year ends on June 30; references to fiscal 2026 and fiscal 2025 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

ii

PART I

ITEM 1.  BUSINESS.

BUSINESS OVERVIEW

Doing business as “Franklin Access”, we are a leading global provider of integrated wireless solutions utilizing the latest 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions. During the six months ended June 30, 2026, we began implementing a strategic shift to reduce our reliance on mobile hotspot products and increase our focus on fixed wireless routers and telecommunications modules. This shift was accelerated following a significant decline in demand for certain legacy hotspot products. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications, driving forward seamless communication and connectivity for both individuals and enterprises. While we intend to integrate artificial intelligence (“AI”)-compatible hardware, we have not commercially implemented AI technology within our current products.

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

OUR STRUCTURE

We incorporated in 1982 in California and reincorporated in Nevada on October 25, 2007. The reincorporation had no effect on the nature of our business or our management. Our headquarters are located in San Diego, California. This office provides marketing, sales, operations, finance and administrative support. It is also responsible for all customer-related activities, such as marketing communications, product planning, product management and customer support, along with sales and business development activities worldwide.

As of June 30, 2026 and 2025, the consolidated financial statements include the accounts of Franklin Wireless Corp. and its subsidiaries, Franklin Technology Inc. (“FTI”) and Sigbeat Inc. (“Sigbeat”), with majority voting interests of 66.3% and 60.0%, respectively, (approximately 33.7% and 40.0% are owned by noncontrolling interests, respectively). In the preparation of consolidated financial statements, intercompany transactions and balances are eliminated and net (loss) earnings are reduced by the portion of the net (loss) earnings of the subsidiary or subsidiaries applicable to noncontrolling interests.

On May 14, 2024, we entered into an Agreement for Formation of a Joint Venture Corporation (the “Agreement”). Under the terms of the Agreement, the parties formed a Nevada corporation, Sigbeat, to be owned 60% by Franklin and 40% by its Electronic Manufacturing Services (“EMS”) partner, Forge International Co., Ltd. (“Forge”). The parties contributed a total of $5,000,000 in capital, in accordance with their respective ownership interest percentages. Under the terms of the Agreement, Sigbeat has a Board of Directors consisting of three members, of whom two are to be appointed by us and one appointed by Forge. Sigbeat will engage in worldwide sales, marketing, customer support and operations for telecommunications modules under such brands or designations as the Board of Directors of Sigbeat determines.

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

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. We have one reportable segment, consisting of the sale of wireless access products. The Chief Operating Decision Maker (“CODM”) assesses performance for the segment and allocates resources based on the consolidated net income (loss) of the company. The CODM uses the consolidated net (loss) income to evaluate the return on assets in deciding on resource allocation, monitor performance against budgets, and benchmark performance against competitors.

We generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area and the reconciliation of total segment sales less disclosed significant expenses to the segment’s measure of net (loss) income.

	Fiscal Years Ended June 30,
	2026	2025
Net sales:
North America	$36,478,002	$46,081,244
Asia	36,403	5,657
Totals	$36,514,405	$46,086,901

	Fiscal Years Ended June 30,
	2026	2025
Items:
Net sales	$36,514,405	$46,086,901
Cost of goods sold	(30,259,274)	(38,171,832)
Selling, general, and administrative expenses	(5,698,950)	(6,676,078)
Research and development expenses	(3,233,791)	(4,102,660)
Other segment items	(4,241,662)	2,723,240
Net loss	$(6,919,272)	$(140,429)

	June 30, 2026	June 30, 2025
Long-lived assets, net (property and equipment and intangible assets):
North America	$837,722	$929,173
Asia	150,463	157,821
Totals	$988,185	$1,086,994

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

Seiona Family Guardian Solutions

Parental Controls

o	Comprehensive parental control features, ensuring a safe and secure online environment for children by managing and monitoring their internet and application usage.

Senior Care (In Development)

o	Enhancing senior care solutions for the safety and well-being of elderly family members through monitoring and assistance features tailored to their needs.

JEXtream Cloud Solutions

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

All of our wireless devices must pass Federal Communications Commission (FCC) testing in order to be sold in United States markets. PCS Type Certification Review Board (“PTCRB”) test certifications are required for all LTE and HSPA/GSM wireless data products to launch with wireless operators in North America. Other LTE and 5G test certifications, as defined by the 3GPP governing body, are required for LTE and 5G wireless data products. Certifications are issued as being a qualifier of GCF, PTCRB, IEEE, CE, UL, Wi-Fi alliance certification and 3GPP standards. Our devices also comply with the requirements of California’s Proposition 65 (“Prop 65”), Safe Drinking Water and Toxic Enforcement Act of 1986.

PRODUCTION AND MANUFACTURING OPERATIONS

For the fiscal year ended June 30, 2026, the manufacturing of the majority of our products was performed by a single independent company located in Asia.

EMPLOYEES

As of June 30, 2026, we had 69 total employees at Franklin, FTI, and Sigbeat combined. We also use the services of consultants and contract workers from time to time. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

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

In the event of an unfavorable outcome in such a claim and our inability to either obtain a license from the third party or develop a non-infringing alternative, then our business, operating results and financial condition may be materially adversely affected, and we may have to restructure our business.

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

WE OPERATE IN THE HIGH-RISK HARDWARE DESIGN INDUSTRY. We are in a volatile industry. In this industry it should be expected that:

o	Latent design flaws can be discovered, even after a device has been certified;

o	Latent component defects can be discovered in critical systems, including batteries, LCDs, chargers, and other system;

o	Manufacturing defects and flaws may occur during device production.

SOME OF OUR PRODUCTS INCLUDE BATTERIES. The following are common dangers of lithium batteries.

o	Thermal Runaway: An uncontrollable chemical reaction that causes the cells to heat up rapidly, leading to intense fires, potential explosions, and the ejection of cells.

o	Fires and Explosions: The batteries contain volatile electrolytes that, when exposed to damage or high temperatures, can ignite, causing fires that reach extreme temperatures.

o	Toxic and Flammable Gases: When a battery malfunctions, it can release flammable and toxic gases, which can ignite and create a fire.

o	Hydrofluoric Acid Exposure: During combustion, fluorine can separate from lithium salts, forming hydrofluoric acid when mixed with water vapor, posing a severe health risk.

o	Burns: The extreme temperatures of lithium battery fires, reaching up to 1000°F or more, can cause severe third-degree burns.

o	Chemical Exposure: The chemicals inside the batteries, including toxic and flammable electrolytes, pose chemical hazards if released.

o	Choking Hazard: Small lithium-ion button batteries can cause severe chemical burns to the esophagus if ingeste.

WE OPERATE IN THE HIGH-RISK SOFTWARE INDUSTRY. This industry has numerous and significantly known risks. In this industry it should be expected that:

o	Latent design flaws, coding errors, vulnerabilities and security defects may be discovered, including after software or a device has been tested, approved, or commercially deployed;

o	Code within a program may fail to operate as intended as a result of updates, modifications or changes to other software, hardware, networks, or systems;

o	Software may contain security vulnerabilities arising from coding errors, design flaws, third-party or open-source components, development tools or other dependencies, and such vulnerabilities may not be identified or remediated before they are exploited; and

o	Hacking, malware, unauthorized access and other malicious actions by third parties may exploit software vulnerabilities or otherwise compromise, damage or alter software, data, or system integrity. Product security vulnerabilities, system security risks, data breaches, cyber-attacks, improper use of AI tools, and other threats and risks, could disrupt or otherwise compromise our products, services, internal operations or information technology systems, or those of third parties with whom we work. Actual or perceived non-compliance with our privacy and security obligations could lead to regulatory investigations or actions, litigation, fines and penalties, business operation disruption, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

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

THE LOSS OF ANY OF OUR MATERIAL CUSTOMERS, OR A REDUCTION IN THEIR PURCHASES OF OUR PRODUCTS, COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND THEREFORE SHAREHOLDER VALUE. We depend on a small number of customers for a significant portion of our revenues. For the year ended June 30, 2026, net revenues from our two largest customers represented 60.9% and 27.5% of our consolidated net sales, respectively. We have a written agreement with each of these customers that governs the sale of products to them, but the agreements do not obligate them to purchase any quantity of products from us.

During fiscal 2026, one of our major customers discontinued a hotspot product that we expected to generate significant revenues for us, resulting in a significant reduction in revenues from that customer. We do not expect material future sales of that product to this customer. Although we continue to maintain a relationship with this customer, there can be no assurance that it will purchase other products from us in quantities sufficient to replace the revenues associated with the discontinued product.

Our customers may discontinue products, reduce or delay purchases, transition to competing products, or otherwise reduce their business with us at any time. Because of our customer concentration, the loss of a material customer or a significant reduction in purchases of one or more of our products by a material customer could materially adversely affect our revenues, profitability and financial condition.

OUR PRODUCT DELIVERIES ARE SUBJECT TO LONG LEAD TIMES. We often experience long-lead times to ship products, often more than 160 days. This could cause us to lose customers, who may be able to secure faster delivery times from our competitors and require us to maintain higher levels of working capital.

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

EVENTS THAT COULD REDUCE OR IMPAIR OUR ABILITY TO GENERATE REVENUES.

o	The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.
o	If customers do not adopt our software, we may not be able to monetize these software assets and realize a key part of our growth and profitability strategy.
o	The market for the products and services that we offer is rapidly evolving and highly competitive. We may be unable to compete effectively.
o	If we fail to develop and maintain strategic relationships, we may not be able to penetrate new markets.
o	If we fail to develop and timely introduce new products and services or enter new markets for our products and services successfully, we may not achieve our revenue targets, or we may lose key customers or sales, and our business could be harmed.

EVENTS THAT COULD IMPAIR OUR ABILITY TO DEVELOP, MANUFACTURE AND DELIVER OUR SOLUTIONS.

o	We rely on third parties to manufacture and warehouse many of our products, which exposes us to a number of risks and uncertainties outside our control.
o	We depend on sole source suppliers for some components used in our products. The availability and sale of those services would be harmed if any of these suppliers is not able to meet our demand and alternative suitable products are not available on acceptable terms, or at all.
o	Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.
o	Disruptions in global transportation networks, including those resulting from geopolitical conflicts, could increase our shipping costs, delay deliveries and adversely affect demand for our products. Our business depends on international transportation and logistics networks to transport components and finished products. Geopolitical conflicts, including the ongoing conflict involving Iran and related instability in the Middle East, may disrupt shipping routes, increase freight, fuel, insurance and other transportation costs, or cause delays in the movement of goods. To the extent we are unable to absorb these increased costs, we may seek to pass some or all of them on to our customers through higher prices, which could reduce demand for our products or adversely affect our competitive position. Geopolitical conflicts may also have broader macroeconomic effects, including increased energy, transportation and other consumer costs, inflationary pressures and reduced consumer spending. These effects could reduce demand for wireless products and services generally and, consequently, reduce demand for our products.
o	We may be unable to adequately control the costs or maintain adequate supply of components and raw materials associated with our operations. We have experienced increases in the costs of certain components used in our products, and such increases may continue. Component costs and availability may be affected by a variety of factors outside our control, including inflation, shortages of raw materials, changes in supplier pricing, and changes in global demand and manufacturing capacity. In particular, increased demand for components used in artificial intelligence and data center applications has caused certain component manufacturers to allocate production capacity toward higher-margin products, which may reduce the availability or increase the cost of components used in our products. We have also experienced increased costs for certain chipsets and constraints in the availability of raw materials used in printed circuit boards. If component costs continue to increase, we may be unable to fully offset those increases through reductions in other costs or increases in the prices charged to our customers. Any resulting reduction in our gross margins could adversely affect our results of operations. In addition, increases in the prices of our products could reduce customer or end-user demand, result in lower order volumes, or adversely affect our competitive position.
o	If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or lose sales from having too few products.
o	Product liability, product replacement or recall costs could adversely affect our business and financial performance.
o	We rely on third-party software and other intellectual property to develop and provide our solutions and significant increases in licensing costs or defects in third-party software could harm our business.
o	Our solutions integrate with third-party technologies and if our solutions become incompatible with these technologies, our solutions would lose functionality, and our customer acquisition and retention could be adversely affected.

LEGAL AND REGULATORY CHANGES THAT COULD REDUCE OR IMPAIR OUR ABILITY TO OPERATE.

o	Evolving regulations and changes in applicable laws relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.
o	Enhanced United States fiscal, tax and trade restrictions and executive and legislative actions could adversely affect our business, financial condition, and results of operations.
o	The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
o	An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses and our business could be harmed.
o	If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.
o	Restrictions on foreign-manufactured telecommunications and networking equipment could adversely affect our ability to develop, manufacture or commercialize certain future products. Recent regulatory developments in the United States have imposed or contemplated additional restrictions on certain foreign-manufactured telecommunications and networking equipment and on the entities involved in the manufacture of such equipment. These restrictions, and any future expansion or interpretation of them, could affect the manufacturers, suppliers or other parties that we are permitted to use in connection with certain products and could affect our ability to obtain required regulatory approvals for, import or commercialize such products. Compliance with these requirements may require us to use alternative manufacturers or suppliers, modify our supply chain or product designs, or incur additional manufacturing, development, certification or compliance costs. Such changes could increase our costs, delay the introduction of new products or, in certain circumstances, prevent us from commercializing a product as planned. These risks are particularly relevant to certain consumer and enterprise networking products included in our future product roadmap. Based on currently available information, we believe our currently approved mobile hotspot products are not materially affected by these developments.

POTENTIAL NEGATIVE IMPACTS RELATED TO INTERNATIONAL OPERATIONS.

o	Due to the global nature of our operations, we are subject to political and economic risks of doing business internationally.
o	Weakness or deterioration in global economic conditions or jurisdictions where we have significant foreign operations could have a material adverse effect on our results of operations and financial condition.
o	Weakness or deterioration in global political conditions where we have significant business interests could have a material adverse effect on our business, results of operations and financial condition.
o	Fluctuations in foreign currency exchange rates could adversely affect our results of operations.
o	Unionization efforts in certain countries in which we operate could materially increase our costs or limit our flexibility.
o	Our international operations may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.
o	A governmental challenge to our transfer pricing policies or practices could impose significant costs on us.

EVENTS THAT COULD HARM BUSINESS DEVELOPMENT ACTIVITIES AND IMPAIR OR REDUCE REVENUE.

o	We may acquire companies and businesses, and/or divest assets or businesses. The completion of acquisition or divestiture transactions could have an adverse effect on our financial condition.

o	If our goodwill and acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

POTENTIAL EVENTS THAT COULD NEGATIVELY IMPACT THE VALUE OF OUR SECURITIES.

o	Our share price has been highly volatile in the past and could be highly volatile in the future.
o	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited
o	The price of our stock may be vulnerable to manipulation, including through short sales.
o	Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over our decisions.
o	We do not currently pay recurring dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.
o	If financial or industry analysts do not publish research or reports about our business, or if they issue negative or misleading evaluations of our stock, our stock price and trading volume could decline.
o	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in us, and in turn, our results of operations and our stock price.
o	If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.
o	Changes to the accounting systems or new accounting system implementations may be ineffective or cause delays in our ability to record transactions and/or provide timely financial results.
o	Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.
o	Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause declines or volatility in the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity risk management is an integral part of our overall enterprise risk management program. We manage cybersecurity and data protection through a continuously evolving program designed to provide a framework for assessing, identifying, and managing cybersecurity threats and incidents—including those associated with the use of third-party service providers—and to facilitate cross-departmental coordination. Our processes include steps for assessing threat severity, identifying sources (including third-party service providers), implementing technical safeguards and mitigation strategies, and escalating material threats and incidents to management and the Board of Directors.

The Board of Directors oversees the most significant risks that we face. The Audit Committee of the Board of Directors (the “Audit Committee”) has been designated to oversee cybersecurity risks and receives regular updates on cybersecurity, information technology matters, and related risk exposures from management. The Board also receives periodic updates from management and the Audit Committee. Management is responsible for assessing material cybersecurity risks on an ongoing basis, monitoring potential exposures, implementing mitigation measures, and maintaining cybersecurity programs under the direction of our Chief Executive Officer. Day-to-day responsibility rests with our Director of IT Security & Future Solutions and the information security team. This team monitors our networks, systems, and data, implements technical safeguards, conducts employee training, and coordinates incident response procedures. While no directors hold formal professional cybersecurity certifications, several members have prior executive or board experience overseeing IT and enterprise risk management.

Management provides regular reports to the Audit Committee, generally on an annual basis, or more frequently as needed covering:

o	Our cybersecurity strategy and policies,
o	results of system monitoring and testing,
o	recent threat environment developments, and
o	any cybersecurity incidents and responses.

In addition, in the event of a significant cybersecurity incident, the Chief Operating Officer will promptly inform the Chief Executive Officer and General Counsel, who in turn will notify the Chair of the Audit Committee and the Board as appropriate. Management regularly updates the Audit Committee on our cybersecurity programs, which includes cybersecurity risks and mitigation strategies, vulnerability management, and on-going cybersecurity projects. We evaluate our cybersecurity program primarily through internal management oversight, and engage third-party cybersecurity advisors, auditors, or technical assessors on an as-needed basis to review or enhance our security posture.

As of June 30, 2026, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

ITEM 2.  PROPERTIES.

Effective January 1, 2024, we leased approximately 11,400 square feet of office space in San Diego, California. The lease has an initial term of 65 months, expiring on May 31, 2029. The monthly rent for the first year was $27,789, subject to a fixed three percent annual increase every January 1, and the lease includes one month of rent abatement each year. In addition to the base monthly rent, the lease also requires payment for certain common area costs. We maintain appropriate insurance coverage and believe the facility is suitable and adequate for our present needs. Rent expense related to this property was $345,150 and $337,322 for the years ended June 30, 2026 and 2025, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $6,400, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,100, both located in Seoul, South Korea. These leases expired on August 31, 2026, and were extended for an additional 24 months to August 31, 2028. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $102,510 and $105,889 for the years ended June 30, 2026 and 2025, respectively.

We leased one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027. Rent expense related to this lease was $5,947 and $3,469 for the years ended June 30, 2026 and 2025, respectively.

We leased another corporate vehicle on April 28, 2026, in San Diego, California, for our employee, under a non-cancelable lease that expires on July 28, 2029. Rent expense related to this lease was $1,885 and $0 for the years ended June 30, 2026 and 2025, respectively.

We used discount rates of 7.0% and 6.0% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively, and used a discount rate of 7.0% and 3.9% in determining our lease liabilities for the vehicles in the order of lease inception date, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. The office leases of our Korea-based subsidiary were extensions of previous leases and do not contain any further extension provisions.

ITEM 3.  LEGAL PROCEEDINGS.

Refer to NOTE 6 - COMMITMENTS AND CONTINGENCIES in the Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF OUR COMMON STOCK

Shares of our Common Stock are quoted and traded on the Nasdaq National Market System under the trading symbol “FKWL.”  We have one class of common stock. As of June 30, 2026, we had 429 shareholders of record. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2026:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	142,000	$3.38	854,001

Equity compensation plans not approved by security holders	–	N/A	–

Total	142,000	$3.38	854,001

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

BUSINESS OVERVIEW

Doing business as “Franklin Access”, we are a leading global provider of integrated wireless solutions utilizing the latest 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions. During the six months ended June 30, 2026, we began implementing a strategic shift to reduce our reliance on mobile hotspot products and increase our focus on fixed wireless routers and telecommunications modules. This shift was accelerated following a significant decline in demand for certain legacy hotspot products. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications, driving forward seamless communication and connectivity for both individuals and enterprises. While we intend to integrate artificial intelligence (“AI”)-compatible hardware, we have not commercially implemented AI technology within our current products.

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

During the six months ended June 30, 2026, we experienced a significant reduction in expected future demand from one of our major customers related to a legacy hotspot product. This decrease in demand was caused by difficulties working with an intermediary company regarding late payments, as well as other matters. In response to this, we are accelerating our strategic focus toward commercial and industrial routers and telecommunications modules through our subsidiary. These product lines are in earlier stages of commercialization, and there can be no assurance regarding the timing or level of future revenues from these initiatives.

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

We are also experiencing industry-wide supply constraints and cost increases affecting certain components used in our products, including memory components and raw materials used in printed circuit boards. These conditions may affect component availability, lead times and pricing and have resulted in increased complexity in managing our production schedules and product costs. Our ability to deliver products to customers on a timely basis is critical, particularly for our Tier-1 carrier customers, who are highly sensitive to delivery timing and reliability. Any delays or disruptions in our supply chain could impair our ability to meet customer delivery schedules, and failure to meet such requirements could negatively impact customer relationships, order volumes, or future business opportunities.

Recent regulatory developments involving restrictions on certain foreign-manufactured telecommunications and networking equipment may affect the approval, importation, or commercialization of certain future wireless products. We are evaluating the applicability of these developments to our product roadmap, including upcoming consumer and enterprise networking products. Based on currently available information, we believe our approved mobile hotspot products are not materially affected by these developments.

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

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. While we continuously monitor product returns, we do not establish a formal provision for estimated warranties and returns because such costs are covered by our manufacturers. For the years ended June 30, 2026 and 2025, these expenditures were not material.

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

The balances of our trade receivables are as follows:

	June 30, 2026	June 30, 2025
Accounts Receivable, net	$2,301,445	$1,330,504

We did not have any un-invoiced receivables in the periods ended June 30, 2026 and 2025.

Our contract liabilities are as follows:

	June 30, 2026	June 30, 2025
Undelivered products	$72,893	$125,300

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.3% and 99.2% of net sales for the years ended June 30, 2026 and 2025, respectively.

Revenue recognized over a period of time is based on the percent completion of a project and accounted for under 0.7% and 0.8% of net sales for the years ended June 30, 2026 and 2025, respectively. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process.

As of June 30, 2026 and 2025, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

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

As of June 30, 2026, and June 30, 2025, capitalized product development costs in progress were $22,582 and $452,676, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the years ended June 30, 2026 and 2025, we incurred $462,136 and $520,202, respectively, in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive (loss) income.

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We evaluate the available positive and negative evidence supporting the realization of our gross deferred tax assets, including historical financial results, the scheduled reversal of deferred tax liabilities, and the amount and timing of forecasted future taxable income. Based on this evaluation, management determined that it is more likely than not that our U.S. federal and state deferred tax assets will be fully realized, and accordingly, no valuation allowance was recorded for U.S. deferred tax assets as of June 30, 2026, or 2025.

Conversely, during the fiscal year ended June 30, 2026, based on the weight of available evidence, including cumulative losses incurred by our foreign subsidiary, management determined that it was no longer more likely than not that the foreign deferred tax assets would be realized. Consequently, a 100% valuation allowance was recorded against all foreign deferred tax assets as of June 30, 2026, whereas no valuation allowance was recorded against foreign deferred tax assets as of June 30, 2025.

As of June 30, 2026, we had federal and state net operating loss carryforwards of approximately $1.1 million and $0.6 million, respectively. As of June 30, 2025, we had federal and state net operating loss carryforwards of approximately $2.7 million and $0.7 million, respectively. Under current U.S. federal tax law, federal net operating loss carryforwards generated in tax years ending after December 31, 2017, of approximately $1.1 million, carry forward indefinitely. We have no federal net operating loss carryforwards that pre-date the Tax Cuts and Jobs Act of 2017 (“TCJA”). State net operating loss carryforwards of approximately $0.6 million will begin to expire in 2043. The utilization of net operating loss carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax provisions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the years ended June 30, 2026, and 2025, our statements of operations including data expressed as a percentage of sales:

	2026		2025
	(as a percentage of sales)

Net sales	100.0%		100.0%
Cost of goods sold	(82.9%	)	(82.8%	)
Gross profit	17.1%		17.2%
Operating expenses	24.5%		23.4%
Loss from operations	(7.4%	)	(6.2%	)
Other income (expense), net	(12.0%	)	5.8%
Net loss before income taxes	(19.4%	)	(0.4%	)
Income tax benefit	(0.4%	)	(0.1%	)
Net loss	(19.0%	)	(0.3%	)
Less: non-controlling interest in net (loss) income of subsidiary	(6.0%	)	0.2%
Net loss attributable to Parent Company stockholders	(13.0%	)	(0.5%	)

YEAR ENDED JUNE 30, 2026, COMPARED TO YEAR ENDED JUNE 30, 2025

NET SALES - Net sales decreased by $9,572,496, or 20.8%, to $36,514,405 for the year ended June 30, 2026 from $46,086,901 for the corresponding period of 2025.  For the year ended June 30, 2026, net sales by geographic regions, consisting of North America and Asia, were $36,478,002 (99.9% of net sales) and $36,403 (0.1% of net sales), respectively. For the year ended June 30, 2025, net sales by geographic regions, consisting of North America and Asia, were $46,081,244 (100.0% of net sales) and $5,657 (0.0% of net sales), respectively.

Net sales in North America decreased by $9,603,242, or 20.8%, to $36,478,002 for the year ended June 30, 2026, from $46,081,244 for the corresponding period of 2025. The decrease in net sales in North America was primarily due to the discontinuation of a key product by a major carrier customer, which was expected to contribute a significant portion of revenue following its recent launch, as well as the timing of large deliveries in prior periods that resulted in reduced current-period demand as customers worked through existing inventory. As a result of the product discontinuation, we do not expect material future sales of this product to this customer. Net sales in Asia increased by $30,746, or 543.5%, to $36,403 for the year ended June 30, 2026, from $5,657 for the corresponding period of 2025. The increase in net sales was primarily due to the revenue generated by FTI, which typically varies from period to period.

GROSS PROFIT- Gross profit decreased by $1,659,938, or 21.0%, to $6,255,131 for the year ended June 30, 2026, from $7,915,069 for the corresponding period of 2025. The gross profit in terms of net sales percentage was 17.1% for the year ended June 30, 2026, compared to 17.2% for the corresponding period of 2025. The decrease in gross profit and gross profit in terms of net sales percentage for the year ended June 30, 2026, was primarily attributable to the decrease in net sales, which was driven in part by the discontinuation of a key product by a major customer.

OPERATING EXPENSES - Operating expenses decreased by $1,845,997, or 17.1%, to $8,932,741 for the year ended June 30, 2026, from $10,778,738 for the corresponding period of 2025.

Selling, general, and administrative expenses decreased by $977,128, or 14.6%, to $5,698,950 for the year ended June 30, 2026, from $6,676,078 for the corresponding period of 2025. The primary contributor to the decrease was the non-recurrence of a $1,250,000 accrued incentive bonus to OC Kim, President, in the prior year. In addition, operating expenses incurred by Sigbeat during the year ended June 30, 2026 increased, which partially offset the decrease described above.

Research and development expenses decreased by $868,869, or 21.2%, to $3,233,791 for the year ended June 30, 2026, from $4,102,660 for the corresponding period of 2025. The decrease was primarily driven by reductions of approximately $610,000 in R&D payroll expenses and $260,000 in direct project-related R&D costs. These fluctuations stem from the timing of R&D activities and the number of active projects, which typically vary from period to period.

TOTAL OTHER INCOME (EXPENSE), NET – Total Other income (expense), net decreased by $7,058,467, or 263.6%, to ($4,380,394) for the year ended June 30, 2026, from $2,678,073 for the corresponding period of 2025. This change was primarily driven by the following factors:

o

(Loss) Gain from Litigation Settlement and Contingency: Loss from litigation contingency was ($4,620,410) for fiscal 2026, compared to gain from litigation settlement of $1,000,000 for fiscal 2025. The variance of $5,620,410 was primarily attributable to loss from litigation contingency recognized in connection with a ruling against FTI, our South Korea-based subsidiary, in a legal proceeding brought by Partron Co., Ltd. (“Partron”) during fiscal 2026.

On July 16, 2026, the Seoul Central District Court issued a partially adverse judgment against FTI in a civil lawsuit brought by Partron for alleged damages arising from the termination of supply contract negotiations. As a result of this ruling, FTI recognized a total accrued litigation liability of $4,345,104 as of June 30, 2026, which comprises the principal judgment award of $3,673,336 plus accrued statutory interest of $671,768 calculated through June 30, 2026. Additionally, due to the application of period-average foreign currency exchange rates to the statement of operations, the recognized litigation loss of $4,620,410 exceeded the corresponding balance sheet accrued liability. On August 6, 2026, FTI, through its legal counsel, filed a formal appeal against the judgment. Through FTI, we intend to vigorously contest the ruling through the appellate process to reverse the judgment.

o	Foreign Currency Transaction Gain (Loss): Foreign currency transaction loss was ($1,105,405) for fiscal 2026, compared to a gain of $196,635 for fiscal 2025. The unfavorable change of $1,302,040 was driven by fluctuations in foreign exchange rates affecting our foreign currency transactions.

o	Interest Income: Interest income was $487,151 for fiscal 2026, a decrease of $207,976, or 29.9%, from $695,127 for fiscal 2025, primarily due to lower prevailing interest rates during the period.

o	Gain from the Forgiveness of Accounts Payable and Accrued Liabilities: Gain from the forgiveness of accounts payable and accrued liabilities increased by $165,222, or 66.7%, to $412,814 for fiscal 2026 from $247,592 for fiscal 2025. For fiscal 2026, we recognized a write-off of an accrued market development funds (“MDF”) liability of approximately $400,000 following the product lifecycle discontinuation of the related line. By comparison, in the prior fiscal year, we reversed a remaining accrual balance of approximately $250,000 after confirming that the underlying obligation—originally associated with a $650,000 customer marketing and promotions support program—no longer existed. The variance between fiscal years was primarily driven by the difference in the timing and magnitude of these liability derecognitions.

LIQUIDITY AND CAPITAL RESOURCES

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve-month period ending June 30, 2026. For the purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due.

Our principal source of liquidity as of June 30, 2026, consisted of cash and cash equivalents as well as short-term investments of $31,954,396.  We believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2026.  Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.  If we are unable to achieve our current business plan or secure additional funding that may be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business.

OPERATING ACTIVITIES – Net cash (used in) provided by operating activities for the years ended June 30, 2026 and 2025 were ($6,296,906) and $1,844,360, respectively.

The ($6,296,906) in net cash used in operating activities for the year ended June 30, 2026 was primarily driven by the changes, including increases in inventories and accounts receivable of $2,998,397 and $1,751,615, respectively, and a decrease in accounts payable of $1,102,139, as well as our net loss adjusted for depreciation, amortization, losses from litigation contingency and foreign currency transactions, and other non-cash charges.

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

INVESTING ACTIVITIES – Net cash provided by investing activities for the years ended June 30, 2026 and 2025 were $5,510,683 and $1,006,398, respectively.

The $5,510,683 in net cash provided by investing activities for the year ended June 30, 2026 was primarily due to the sales of short-term investments of $6,041,785, which was partially offset by the payments for purchase of capitalized product development and intangible assets of $502,239.

The $1,006,398 in net cash provided by investing activities for the year ended June 30, 2025 was primarily due to the contribution in noncontrolling interest by a partner of $2,000,000, which was offset by the payments for the purchase of capitalized product development and intangible assets of $533,563 and the purchase of short-term investments of $437,774.

FINANCING ACTIVITIES – Net cash used in provided by financing activities for the years ended June 30, 2026 and 2025 was ($471,371) and ($408,663), respectively.

The ($471,371) in net cash used in financial activities for the year ended June 30, 2026 was attributable to the payment of cash dividends.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and commitments as of June 30, 2026, and the effect such obligations could have on our liquidity and cash flow in future periods:

Operating Lease
Fiscal 2027	$382,595
Fiscal 2028	397,655
Fiscal 2029	371,050
Total lease payments	1,151,300
Less imputed interest	(112,599)
Total	$1,038,701

Remaining lease term-operating lease in San Diego, California	2.9 years
Discount rate-operating lease in San Diego, California	7%
Remaining lease term-operating lease in South Korea	0.2 years
Discount rate-operating lease in South Korea	6%
Remaining lease term-vehicle lease in San Diego, California	1.4 years
Discount rate-vehicle lease in San Diego, California	7%
Remaining lease term-vehicle lease in San Diego, California	3.0 years
Discount rate-vehicle lease in San Diego, California	4%

LEASES

Refer to ITEM 2. PROPERTIES.

WARRANTY REPAIRS

The following table sets forth the percentages of return rates and warranty repairs for all products currently marketed, in the aggregate, from the date each product was introduced through June 30, 2026.

Current Devices
Device Type	Return Rate	Warranty Repairs
4G Wireless Devices	0.11%	0.01%
5G Wireless Devices	0.53%	0.14%

FUTURE LIQUIDITY AND CAPITAL REQUIREMENTS

For the next twelve months, we may require in excess of $2 million for capital expenditures, software licenses and for testing and certifying new products. We believe our balances of cash, cash equivalents, and short-term investments, which totaled $32.0 million as of June 30, 2026, along with cash generated by ongoing operations will be sufficient to satisfy its cash requirements over the next 12 months.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of OC Kim, our President, and Reid Granados, our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and the Acting Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2026.

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

To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, using the criteria in Internal Control-Integrated Framework, (specifically the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2026.

ITEM 9B.  OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, titles and present and past positions of our directors and executive officers as of June 30, 2026.

Name	Age	Position
OC Kim	61	President, CEO and a Director
Johnathan Chee	63	Chairman of the Board and a Director
Heidy Chow	48	Director
Kristina Kim	63	Director
Ira Greenstein	66	Director
Reid Granados	44	Acting Chief Financial Officer (Principal Financial Officer), and Director of Logistics
William Bauer	57	Chief Operating Officer and General Counsel
Yun J. (David) Lee	65	Senior Vice President of Sales

OC Kim has been our President, Secretary and a director since September 2003. He also served as our Acting Chief Financial Officer from April 2018 until March 2021. Prior to joining Franklin Wireless, Mr. Kim was the CEO and President of Accetio Inc., a company he founded in April 2001 that developed cell phones and modules for the telecommunications industry. In September 2003, Accetio Inc. merged with Franklin Telecommunications Corp. and was renamed Franklin Wireless Corp. Prior to this, Mr. Kim was the Chief Operating Officer of Axesstel Inc., a pioneering developer of CDMA Wireless Local Loop Products. Before joining Axesstel, he was the president of the U.S. sales office for Kolon Data Communications Co., Ltd., one of Korea’s most prominent technology conglomerates. While at Kolon Data Communications, Mr. Kim helped introduce the first generation of CDMA phones to the Korean market through his work with Qualcomm Personal Electronics (QPE), a joint venture between Qualcomm Incorporated and Sony Electronics Inc. Mr. Kim began his career at Lucky Goldstar (LG) Electronics. He has more than 29 years of experience in sales, marketing, and operations management in the telecommunications and information systems industries. He earned a B.A. from Sogang University in Korea. We believe Mr. Kim’s qualifications to serve as a director include his extensive business, operational and management experience in the wireless industry, including his current position as our President. In addition, his knowledge of our business, products, strategic relationships and future opportunities is of great value to us.

Johnathan Chee has served as a director since September 2009 and became Chairman in February 2025. He is an attorney and has owned the Law Offices of Johnathan Chee, in Niles, Illinois, since August 2007. Mr. Chee has represented clients in various business dealings and negotiations with Ameritech, SBC, Sprint and several wireless carriers in Latin America. Between 1998 and 2007, he served as an attorney with the C&S Law Group, P.C., in Glenview, Illinois. He holds a B.A. from the University of Illinois-Chicago and a J.D. from IIT Chicago-Kent College of Law. He is a member of the Illinois Bar Association. We believe Mr. Chee’s qualifications to serve as Chairman of the Board and a director include his experience as a business attorney that allow him to provide our Board of Directors with valuable knowledge of legal matters that may affect us.

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

William Bauer has served as Chief Operating Officer since March 25, 2026 while continuing his roles as General Counsel and Director of Strategic Affairs, which he has held since October 2022. He also served as Acting Chief Financial Officer from October 2022 to January 1, 2025. Prior to joining us, Mr. Bauer held in-house legal counsel and senior financial executive positions in California and Texas, bringing over 15 years of leadership experience. He holds an MBA from San Diego State University and a J.D. from California Western School of Law and is admitted to the State Bars of California and Texas.

Yun J. (David) Lee served as our Chief Operating Officer from September 2008 until July 2023. Since July 2023 Mr. Lee has served as our Senior Vice President of Sales. Mr. Lee has 23 years of executive management experience in telecommunications, including experience in the cellular telephone business in the U.S. and South America. Prior to joining us, he served as President of Ace Electronics, and as Chief Financial Officer and Director of Sales and Marketing for RMG Wireless. Prior to that, he served as Controller and Director of International Sales for Focus Wireless in Chicago.

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

CORPORATE GOVERNANCE

During fiscal 2026, the Board of Directors held 3 meetings. Each director attended 100% of the meetings of the Board. The Board of Directors has an Audit Committee made up of Heidy Chow (committee chair), Kristina Kim, and Ira Greenstein; a Compensation Committee made up of Johnathan Chee (committee chair) and Kristina Kim; and a Nominating Committee made up of Johnathan Chee and Heidy Chow. The Board of Directors has no other committees.

RULE 10B-5-1 TRADING ARRANGEMENTS

During the fiscal year ended June 30, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act of 1934. In addition, none of our directors or executive officers adopted, modified, or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal year.

INSIDER TRADING POLICIES AND PROCEDURES

We have adopted an Insider Trading Policy (the “Policy”) that applies to all directors, executive officers, employees, and certain consultants and contractors. The Policy is designed to promote compliance with federal securities laws and to prohibit insider trading in the Company’s securities.

The Policy, among other things:

o	Prohibits the purchase or sale of our securities while aware of material nonpublic information.
o	Restricts trading during designated blackout periods surrounding our earnings releases and other significant events.
o	Requires pre-clearance of trades by directors, executive officers, and designated employees.
o	Prohibits hedging, short sales, and transactions in derivatives tied to our securities.
o	Restricts the use of margin accounts and pledges of our securities without advance approval.

The Policy also addresses the adoption and use of Rule 10b5-1 trading plans, requiring that such plans comply with applicable SEC rules and be pre-approved by our compliance officer.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid or accrued by us for the years ended June 30, 2026 and 2025 to our President, Acting Chief Financial Officer, Chief Operating Officer and General Counsel, and Senior Vice President of Sales (The “Named Executive Officers and Officers”).

The Board of Directors has adopted a Policy on Recoupment of Executive Incentive Compensation, effective as of October 13, 2023, pursuant to the requirements of Nasdaq Listing Rule 5608 and Securities Exchange Act Rule 10D-1 (the “Policy”). The Policy sets forth the circumstances under which we will recover certain incentive compensation paid to Executive Officers and other officers in connection with certain financial restatements. Each is required to sign and return a form pursuant to which such Executive Officer or other officer agrees to be bound by the terms of this Policy. The Policy is attached to this Report as Exhibit 97.

Summary Compensation Table

	Fiscal	Salary	Paid Bonus	Accrued Bonus		Stock Option Repurchase Payment		Option Awards	Total
Name and Principal Position	Year	($)	($)	($)		($)		($)	($)
OC Kim,	2025	$300,000	$25,001	$1,750,000	(1)	$746,067	(2)	$–	$2,821,068
President, CEO and a Director	2026	$300,000	$–	$500,000	(1)	$–		$–	$800,000
Reid Granados (3)	2025	$141,013	$3,000	$–		$–		$–	$144,013
Acting Chief Financial Officer (Principal Financial Officer), and Director of Logistics	2026	$170,000	$4,000	$–		$–		$–	$174,000
William Bauer (4),	2025	$158,061	$3,000	$–		$–		$–	$161,061
Chief Operating Officer and General Counsel	2026	$170,000	$4,000	$–		$–		$–	$174,000
Yun J. (David) Lee,	2025	$300,000	$3,000	$–		$–		$–	$303,000
Senior Vice President of Sales	2026	$300,000	$4,000	$–		$–		$–	$304,000

(1)	For fiscal 2025, a total of $1,750,000 in bonuses was accrued, consisting of $500,000 in current fiscal year quarterly bonuses (Refer to EXHIBIT 10.12) and $1,250,000 related to the Joint Venture (Refer to EXHIBIT 10.13). For fiscal 2025, bonus payment of $25,001 was made in December 2024. For fiscal 2026, a total of $500,000 in quarterly bonuses was accrued (Refer to EXHIBIT 10.12).

(2)	Amount shown is not a cash payment. On May 8, 2025, we entered into an Option Repurchase Agreement with Mr. Kim under which we agreed to repurchase certain vested options with a nominal value of $746,067. Of this amount, $408,663 was withheld to satisfy applicable employee payroll and income tax withholding obligations in accordance with federal and state tax requirements, and the remaining $337,404, which represented the net amount otherwise payable to Mr. Kim, was applied in full to offset his receivable balance with us (Refer to EXHIBIT 10.15). No cash was paid directly to Mr. Kim in connection with this transaction.

(3)	On January 1, 2025, the Board of Directors appointed Reid Granados as Acting Chief Financial Officer.

(4)	On March 25, 2026, the Board of Directors appointed William Bauer as Chief Operating Officer while continuing his role as General Counsel, which he has held since October 2022. The change in title does not affect Mr. Bauer’s compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers and Officers as of June 30, 2026. The options vest over periods of three years and are subject to early termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of options is accelerated if there is a change in control.

Outstanding Equity Awards at Fiscal Year-End

Options Awards

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) nonexercisable	Option Exercise Price ($)	Option Expiration Date
Yun J. (David) Lee	15,000 (1)	–	$3.38	12/27/2026
William Bauer	15,000 (1)	–	$3.38	12/27/2026

(1)	The option vests and is exercisable over three years as follows and has a five-year term:

i.	33.3% of the shares underlying the option vest on the first anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the second anniversary of the date of the grant.
ii.	33.3% of the shares underlying the option vest on the third anniversary of the date of the grant.

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

Timing of Stock Option Grants

Our Compensation Committee has adopted a policy regarding the timing of grants of stock options and other equity awards. Under this policy:

o	Annual equity awards are generally approved shortly after our fiscal year-end results are released.
o	The Committee does not time grants in coordination with the release of material nonpublic information.
o	Directors, officers, and employees are prohibited from receiving options or other equity awards during blackout periods or at any time when they are aware of material nonpublic information.
o	Any Rule 10b5-1 trading plans adopted by executives must comply with applicable SEC regulations and our Insider Trading Policy.

During fiscal year 2026, we did not grant any stock options or equity awards.

Fiscal 2026 Director Compensation

Name	Fee Earned or Paid in Cash ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Johnathan Chee	33,000	–	–	33,000
Heidy Chow	23,495	–	–	23,495
Kristina Kim	23,000	–	–	23,000
Ira Greenstein	23,000	–	–	23,000

(1)

Directors are compensated at a base rate of $20,000 annually for the year ended June 30, 2026. Bonuses may be awarded when the business has performed exceptionally well as determined by the Board of Directors. For the year ended June 30, 2026, bonuses totaling $12,000 have been approved and a total of $495 has been reimbursed for a director’s business expenses. On June 24, 2025, the Board of Directors approved a $10,000 increase to the Chairman’s annual compensation. This decision brings the Chairman’s annual salary to $30,000, with the new rate becoming effective at the start of fiscal year 2026.

On February 17, 2025, the Board of Directors appointed Ira Greenstein to the Board of Directors to replace Gary Nelson, who resigned his position on the Board. Mr. Nelson was not compensated for the year ended June 30, 2026.

There are no outstanding equity awards held by any of the non-officer directors as of June 30, 2026.

EMPLOYMENT CONTRACTS

On October 1, 2020, we entered into Change of Control Agreements with OC Kim, our President, and Yun J. (David) Lee, our Senior Vice President of Sales who previously served as Chief Operating Officer. Each Change of Control Agreement provides for a lump sum payment to the officer in case of a change of control . The term includes the acquisition of our Common Stock resulting in one person or company owning more than 50% of the outstanding shares, a significant change in the composition of the Board of Directors during any 12-month period, a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of our outstanding Common Stock, or a liquidation or dissolution or sale of substantially all of our assets.

The Change of Control Agreement with Mr. Kim calls for a payment of $5 million upon a change of control, and the agreement with Mr. Lee calls for a payment of $2 million upon a change of control. These agreements were for an initial term of three years but have now been extended through October 2027.

On November 10, 2022, we entered into an amendment of the employment agreement dated September 7, 2021 with OC Kim, our President, The amendment provides for a severance payment of $3 million if Mr. Kim voluntarily terminates his employment or if he voluntarily terminates his employment due to a “change in circumstances,” generally defined as a material breach by us of our salary and benefit obligations or a significant reduction in Mr. Kim’s title or responsibilities. In the case of a termination of employment by us for cause (generally defined as conviction of a felony, or a misdemeanor where imprisonment is imposed, commission of any act of theft, fraud, dishonesty, or material falsification of any employment or our records, or improper disclosure of our confidential or proprietary information), we are to make a severance payment of $1,500,000. In either case, any unvested options become immediately vested.

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage us or our officers, solicit any of our employees to terminate their employment, or disclose any of our proprietary information.  In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, with the first such bonus due on December 31, 2022. Incentive bonuses of $500,000 have been accrued for each of the years ended June 30, 2026 and 2025, resulting in accrued bonus balances of $1,875,000 and $1,375,000 as of June 30, 2026 and 2025, respectively. As of June 30, 2026, no payment for the accrued bonuses has been made by us.

The employment agreement with OC Kim was renewed and extended by the Board in September 2024 and will continue through October 2027.

FORBEARANCE AGREEMENT

On September 23, 2024, the Board acknowledged that OC Kim, our President, had earned an incentive bonus of $1,250,000 for negotiating and securing a joint venture agreement with our EMS partner. We also entered into a Forbearance Agreement on September 23, 2024, under which Mr. Kim agreed to defer the bonus, in exchange for our agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim under a Settlement Agreement, dated June 12, 2024.

On January 16, 2025, we accrued the deferred incentive bonus of $1,250,000 to OC Kim, our President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to us. As of June 30, 2026, no payment for the accrued bonus has been made to Mr. Kim , and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of June 30, 2026.

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

SEVERANCE BENEFITS – We are generally an “at-will” employer and have no employment agreements with severance benefits; however, we have entered into Change of Control Agreements with OC Kim & David Lee, and a severance agreement with OC Kim that provides him with a lump sum payment in the event he leaves employment.

RETIREMENT PLANS – In January 2022, we implemented the CalSavers retirement program, an automatic enrollment individual retirement account (IRA). The program is a voluntary participation program, and all employees have the option to participate in this program if they choose to do so.

MANDATORY RECOUPMENT POLICY – We maintain a Mandatory Recoupment Policy to enable us to recover erroneously awarded compensation in the event that we are required to prepare an accounting restatement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 28, 2026, by each director and executive officer, each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address	Number		Percent
Joon Won Jyoung 3940 Ruffin Road, Suite C, San Diego, CA 92123	1,004,948		8.5%

OC Kim 3940 Ruffin Road, Suite C, San Diego, CA 92123	1,096,695		9.3%

Yun J. (David) Lee 3940 Ruffin Road, Suite C, San Diego, CA 92123	185,000		1.6%

Johnathan Chee 3940 Ruffin Road, Suite C, San Diego, CA 92123	13,500		0.1%

Paul Packer 7100 West Camino Real, Suite 302-48, Boca Raton, FL 33433	727,794	(1)	6.2%

All directors and executive officers as a group	3,027,937		25.7%

(1)	Based solely on a Schedule 13G dated March 31, 2025, which indicates that Mr. Packer may be deemed to beneficially own 727,794 shares. With respect to these shares, Mr. Packer has shared voting power and shared dispositive power with Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P. and Globis Capital, L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 10, 2022, we entered into an amendment of the employment agreement dated September 7, 2021 with OC Kim, our President. The amendment provided the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment letter, with the first such bonus due on December 31, 2022. Incentive bonuses of $500,000 have been accrued for each of the years ended June 30, 2026 and 2025, resulting in accrued bonus balances of $1,875,000 as of June 30, 2026. As of June 30, 2026, no payment for the accrued bonuses has been made by us.

We entered into a Forbearance Agreement with Mr. Kim on September 23, 2024, under which Mr. Kim agreed to defer a $1,250,000 bonus previously earned by him in exchange for our agreement to allow Mr. Kim to defer payment of the $1,000,000 settlement amount owed by Mr. Kim to us under a Settlement Agreement, dated June 12, 2024.

On January 16, 2025, we accrued the deferred incentive bonus of $1,250,000 to OC Kim, our President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim. As of June 30, 2026, no payment for the accrued bonus has been made to Mr. Kim by us, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of June 30, 2026.

On May 8, 2025, we entered into an Option Repurchase Agreement with Mr. Kim under which we repurchased certain vested options for a total value of $746,067. Of this amount, $408,663 was withheld to satisfy applicable payroll and income tax obligations, and the remaining $337,404, which represented the net amount otherwise payable to Mr. Kim, was applied in full to offset his receivable balance with us. No cash was paid directly to Mr. Kim in connection with this transaction.

For the years ended June 30, 2026 and 2025, we purchased electronic manufacturing services from Forge International Co., Ltd., our joint venture partner in the organization of Sigbeat, in the amounts of approximately $27.1 million and $13.7 million, respectively, and had related accounts payable of approximately $5.7 million and $5.6 million as of June 30, 2026 and 2025, respectively. (Refer to NOTE 9–RELATED PARTY TRANSACTONS)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees relating to the most recently completed fiscal periods for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2026	FY 2025
Audit Fees	$95,000	$104,378
Total Fees	$95,000	$104,378

In the above table, “audit fees” are fees billed or expected to be billed by our external auditor for services provided in auditing our annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended June 30, 2026, and 2025, which was performed by Simon & Edward, LLP. All of the services described above were approved in advance by the Board of Directors or our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Index to financial statements
(b)	Exhibits

The following Exhibits are files as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit No.	Description
2.1	Articles of Merger and Agreement and Plan of Reorganization, filed January 2, 2008 with the Nevada Secretary of State (1)
3.1	Articles of Incorporation of Franklin Wireless Corp. (1)
3.2	Amended and Restated Bylaws of Franklin Wireless Corp. (3)
4.1	Description of Securities (6)
10.1	Employment Agreement, dated September 7, 2021, between Franklin Wireless Corp. and OC Kim
10.2	Amendment No. 1 to Employment Agreement, dated November 10, 2022, between Franklin Wireless Corp. and OC KIM (8)
10.3	Change of Control Agreement, dated October 1, 2021, between Franklin Wireless Corp. and OC Kim (4)
10.4	Change of Control Agreement, dated October 1, 2021, between Franklin Wireless Corp. and Yun J. (“David”) Lee (4)
10.5	Lease, dated September 9, 2015, between the Company and Hunsaker & Associates San Diego, Inc., a California corporation (5)
10.6	Loan Agreement between Franklin Technology Incorporation and Franklin Wireless Corp., dated March 31, 2022 (7)
10.7	Amendment No. 1 to Change of Control Agreement, dated September 25, 2023, between Franklin Wireless Corp. and OC Kim (9)
10.8	Amendment No. 1 to Change of Control Agreement, dated September 25, 2023, between Franklin Wireless Corp. and Yun J. (“David”) Lee (9)
10.9	“Short-Swing” Profits Litigation” Settlement Agreement, dated June 12, 2024, Nosirrah Management LLC v. OC Kim, Franklin Wireless (11)
10.10	Amendment No. 2 to Change of Control Agreement, dated September 11, 2024, between Franklin Wireless Corp. and OC Kim (11)
10.11	Amendment No. 2 to Change of Control Agreement, dated September 11, 2024, between Franklin Wireless Corp. and Yun J. (“David”) Lee (11)
10.12	Amendment No. 2 to Employment Agreement, dated September 11, 2024, between Franklin Wireless Corp. and OC Kim (11)
10.13	Forbearance Agreement, dated September 23, 2024, between Franklin Wireless Corp. and OC Kim (11)
10.14	Purchase and Supply Agreement Partially Redacted, dated June 20, 2024, between Franklin Wireless Corp. and Forge International Co., Ltd (10)
10.15	Option Repurchase Agreement, dated May 8, 2025, between Franklin Wireless Corp. and OC Kim(10)
14.1	Code of Ethics (2)
19	Insider Trading Policy (12)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Mandatory Recoupment Policy (11)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from Report on Form 10-QSB for the quarterly period ended March 31, 2008, filed on May 14, 2008.
(2)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2008, filed on September 26. 2008.
(3)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2009, filed on October 13, 2009.
(4)	Incorporated by reference from Report on Form 8-K dated October 1, 2021
(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015.
(6)	Incorporated by reference from Report on Form 10-K/A for the year ended June 30, 2020, filed on September 18, 2020.
(7)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 10, 2022.
(8)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed on February 14, 2023.
(9)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2023, filed on September 28, 2023.
(10)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 15, 2025.
(11)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2024, filed on September 30, 2024.
(12)	Incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 2025, filed on September 29, 2025.

(c) Supplementary Information

None.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Wireless Corp.

	By:	/s/ OC Kim
OC Kim, President

Dated: September 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OC KIM	Principal Executive Officer	September 28, 2026
OC Kim	President and a Director

/s/ REID GRANADOS	Principal Financial and Accounting Officer	September 28, 2026
Reid Granados	Acting Chief Financial Officer

/s/ JOHNATHAN CHEE	Chairman of the Board and a Director	September 28, 2026
Johnathan Chee

/s/ HEIDY CHOW	Director	September 28, 2026
Heidy Chow

/s/ KRISTINA KIM	Director	September 28, 2026
Kristina Kim

/s/ IRA GREENSTEIN	Director	September 28, 2026
Ira Greenstein

FRANKLIN WIRELESS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Franklin Wireless Corp.

San Diego, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Wireless Corp. and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the period ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Legal Proceedings

As described in Note 6, the Company has been involved in multiple legal proceedings and claims arising in the ordinary course of business, including shareholder litigation and short-swing profit litigation. Management recognizes liabilities for legal proceedings when it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.

We identified the legal proceedings as a critical audit matter because auditing these matters involved a high degree of auditor judgment and an increased extent of audit effort in evaluating the reasonableness of management’s assessment of the potential liabilities and related disclosures associated with the Company’s multiple legal proceedings.

The primary procedures we performed to address this critical audit matter included:

•	Read the minutes of meetings of the Board of Directors and inquired of management regarding the status and recent developments of the Company’s significant legal proceedings to identify matters that could indicate additional legal contingencies or changes in the status of existing proceedings.
•	Reviewed all ongoing and settled legal claims and the related supporting documentation, including evaluating the status of each case, the likely outcome, and the potential financial exposure.
•	Obtained legal confirmations from the Company’s external legal counsel and evaluated the reasonableness of management’s assessment of whether an unfavorable outcome was remote, reasonably possible, or probable, and whether any potential loss was reasonably estimable.
•	Evaluated the Company’s recorded provisions for legal contingencies to determine whether they appropriately reflected the potential liabilities associated with the legal proceedings.
•	Evaluated whether the Company’s disclosures related to legal proceedings in the consolidated financial statements were appropriate and complied with applicable accounting and disclosure requirements.

/s/Simon & Edward, LLP

We have served as the Company’s auditor since 2024.

Rowland Heights, CA

September 28, 2026

FRANKLIN WIRELESS CORP.

Consolidated Balance Sheets

	As of June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$13,401,212	$14,741,173
Short-term investments	18,553,184	25,887,028
Accounts receivable, net	2,301,445	1,330,504
Other receivable due from officer	662,596	662,596
Inventories, net	5,297,148	2,358,335
Other current assets	148,136	167,659
Prepaid income taxes	133,260	32,995
Total current assets	40,496,981	45,180,290
Property and equipment, net	59,812	72,882
Intangible assets, net	928,373	1,014,112
Deferred tax assets, non-current	3,448,477	3,273,622
Goodwill	273,285	273,285
Right of use assets, net	1,025,710	1,382,294
Other assets	121,849	133,545
TOTAL ASSETS	$46,354,487	$51,330,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,888,828	$8,119,055
Income tax payable	42,762	–
Contract liabilities and advance from customers	72,893	125,300
Accrued liabilities, litigation contingency	4,345,104	–
Accrued bonus payable to an officer	3,125,000	2,625,000
Accrued liabilities, others	360,487	1,172,044
Lease liabilities, current	321,140	375,343
Total current liabilities	15,156,214	12,416,742
Lease liabilities, non-current	717,561	1,018,985
Total liabilities	15,873,775	13,435,727

Commitments and contingencies (Note 6)

Stockholders’ equity:
Parent Company stockholders’ equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares; none issued and outstanding	–	–
Common stock, par value $0.001 per share, authorized 50,000,000 shares; 11,784,280 shares issued and outstanding	14,263	14,263
Additional paid-in capital	14,337,826	14,337,826
Retained earnings	19,678,929	24,894,108
Treasury stock, 2,549,208 shares	(3,554,893)	(3,554,893)
Accumulated other comprehensive loss	(1,161,436)	(1,146,862)
Total Parent Company stockholders’ equity	29,314,689	34,544,442
Non-controlling interests	1,166,023	3,349,861
Total stockholders’ equity	30,480,712	37,894,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,354,487	$51,330,030

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Comprehensive Loss

	Fiscal Years Ended June 30,
	2026	2025
Net sales	$36,514,405	$46,086,901
Cost of goods sold	(30,259,274)	(38,171,832)
Gross profit	6,255,131	7,915,069
Operating expenses:
Selling, general and administrative	5,698,950	6,676,078
Research and development	3,233,791	4,102,660
Total operating expenses	8,932,741	10,778,738
Loss from operations	(2,677,610)	(2,863,669)
Other (expense) income, net:
Interest income	487,151	695,127
Gain from the forgiveness of accounts payable and accrued liabilities	412,814	247,592
Gain from the disposal of property and equipment and intangible assets	–	3,563
Litigation settlement income	–	1,000,000
Litigation contingency expense	(4,620,410)	–
(Loss) gain from foreign currency transactions	(1,105,405)	196,635
Other income, net	445,456	535,156
Total other (expense) income, net	(4,380,394)	2,678,073
Loss before benefit for income taxes	(7,058,004)	(185,596)
Income tax benefit	(138,732)	(45,167)
Net loss	(6,919,272)	(140,429)
Less: non-controlling interests in net (loss) income of subsidiary at 33.7%	(2,119,656)	79,070
Less: non-controlling interests in net (loss) income of subsidiary at 40.0%	(55,808)	23,602
Net loss attributable to Parent Company	$(4,743,808)	$(243,101)

Loss per share attributable to Parent Company stockholders – basic and diluted	$(0.40)	$(0.02)
Weighted average common shares outstanding – basic and diluted	11,784,280	11,784,280

Comprehensive loss
Net loss	$(6,919,272)	$(140,429)
Translation adjustments	(22,948)	54,208
Comprehensive loss	(6,942,220)	(86,221)
Less: comprehensive (loss) income attributable to non-controlling interest	(2,175,464)	102,672
Less: Foreign exchange translation attributable to non-controlling interest	(8,374)	18,245
Comprehensive loss attributable to controlling interest	$(4,758,382)	$(207,138)

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total Stockholders
	Shares	Amount	Capital	Earnings	Stock	Loss	Interest	Equity
Balance - June 30, 2024	11,784,280	$14,263	$14,733,300	$25,137,209	$(3,554,893)	$(1,182,825)	$1,228,944	$36,375,998
Net loss attributable to Parent Company	–	–	–	(243,101)	–	–	–	(243,101)
Foreign exchange translation	–	–	–	–	–	35,963	18,245	54,208
Comprehensive income attributable to non-controlling interest	–	–	–	–	–	–	102,672	102,672
Stock based compensation	–	–	350,593	–	–	–	–	350,593
Company stock option repurchase from an officer	–	–	(746,067)	–	–	–	–	(746,067)
Contribution to a subsidiary by an EMS Partner	–	–	–	–	–	–	2,000,000	2,000,000
Balance - June 30, 2025	11,784,280	$14,263	$14,337,826	$24,894,108	$(3,554,893)	$(1,146,862)	$3,349,861	$37,894,303
Net loss attributable to Parent Company	–	–	–	(4,743,808)	–	–	–	(4,743,808)
Foreign exchange translation	–	–	–	–	–	(14,574)	(8,374)	(22,948)
Comprehensive loss attributable to non-controlling interest	–	–	–	–	–	–	(2,175,464)	(2,175,464)
Dividend declared and paid	–	–	–	(471,371)	–	–	–	(471,371)
Balance - June 30, 2026	11,784,280	$14,263	$14,337,826	$19,678,929	$(3,554,893)	$(1,161,436)	$1,166,023	$30,480,712

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

Consolidated Statements of Cash Flows

	Fiscal Years Ended June 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(6,919,272)	$(140,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	36,787	33,125
Amortization of intangible assets	573,439	827,091
Loss (gain) from foreign currency transactions	1,276,860	(233,720)
Stock based compensation	–	350,593
Bad debt expense	555,600	158,400
Reserve for allowance slow moving inventories	18,968	63,846
(Gain) from trading vehicle and loss from the disposal of property and equipment and intangible assets	–	(3,563)
Recovery of litigation settlement with an officer	–	(1,000,000)
Loss contingency associated with a subsidiary’s legal proceeding	4,620,410	–
Forgiveness of debts	(412,814)	(247,592)
Net change of right use assets and lease liabilities	956	349
Deferred tax benefit	(197,192)	(79,703)
Increase (decrease) in cash due to change in working capital:
Accounts receivable	(1,751,615)	(311,767)
Inventories	(2,998,397)	(993,069)
Other current assets	10,751	(13,265)
Prepaid income taxes	(103,039)	(2,963)
Accounts payable	(1,102,139)	855,382
Contract liabilities and advance from customers	(52,407)	(33,471)
Income tax payable	42,762	–
Accrued liabilities	103,436	2,615,116
Net cash (used in) provided by operating activities	(6,296,906)	1,844,360

CASH FLOW FROM INVESTING ACTIVITIES:
Contribution to a subsidiary by an EMS partner	–	2,000,000
Sales (purchases) of short-term investments	6,041,785	(437,774)
Purchases of property and equipment	(28,863)	(32,765)
Cash proceeds from sales of a vehicle	–	10,500
Payments for capitalized product development costs and intangible assets	(502,239)	(533,563)
Net cash provided by investing activities	5,510,683	1,006,398

CASH FLOW FROM FINANCING ACTIVITIES:
Payment to repurchase stock option from an officer	–	(408,663)
Dividend declared and paid	(471,371)	–
Net cash used in financing activities	(471,371)	(408,663)

Effect of foreign currency translation	(82,367)	32,522
Net (decrease) increase in cash and cash equivalents	(1,339,961)	2,474,617
Cash and cash equivalents, beginning of year	14,741,173	12,266,556
Cash and cash equivalents, end of year	$13,401,212	$14,741,173

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Income taxes paid, net of (refunds)	$128,400	$40,800
Noncash supplemental disclosure of cash flow information:
Accrued liabilities offset with other receivable from an officer:	$–	$(337,404)

The accompanying notes are an integral part of these audited consolidated financial statements.

FRANKLIN WIRELESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS OVERVIEW

Doing business as “Franklin Access”, we are a leading global provider of integrated wireless solutions utilizing the latest 5G (fifth generation) and 4G LTE (fourth generation long-term evolution) technologies including mobile hotspots, fixed wireless routers, and mobile device management (MDM) solutions. During the six months ended June 30, 2026, we began implementing a strategic shift to reduce our reliance on mobile hotspot products and increase our focus on fixed wireless routers and telecommunications modules. This shift was accelerated following a significant decline in demand for certain legacy hotspot products. We are a leading enabler of the Digital Divide initiative, and our expertise extends to innovation in Internet of Things (IOT) and machine-to-machine (M2M) applications, driving forward seamless communication and connectivity for both individuals and enterprises. While we intend to integrate artificial intelligence (“AI”)-compatible hardware, we have not commercially implemented AI technology within our current products.

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

Principles of Consolidation

As of June 30, 2026 and 2025, the consolidated financial statements include the accounts of Franklin Wireless Corp. and its subsidiaries, FTI and Sigbeat, with majority voting interests of 66.3% and 60.0%, respectively, (approximately 33.7% and 40.0% are owned by noncontrolling interests, respectively). In the preparation of consolidated financial statements, intercompany transactions and balances are eliminated and net (loss) earnings are reduced by the portion of the net (loss) earnings of the subsidiary or subsidiaries applicable to noncontrolling interests.

Reclassifications

Certain amounts on the prior period’s consolidated financial statements were regrouped and reclassified to conform to current-year presentation, with no effect on total stockholders’ equity.

Non-controlling Interest in Consolidated Subsidiary

As of June 30, 2026, the Non-Controlling Interests (“NCI”) totaled $1,166,023, representing a ($2,183,838) net decrease from the $3,349,861 balance as of June 30, 2025. The net decrease of ($2,183,838) is broken down by subsidiaries for the year ended June 30, 2026, as follows:

The NCI in FTI decreased by ($2,128,030), and the decrease was comprised of the following two items:

•	($2,119,656) attributable to FTI’s net loss of (6,297,734) for the period. This subsidiary’s significant loss for fiscal 2026 was primarily attributable to an estimated litigation loss contingency of approximately $4.6 million (including the variance of approximately $270,000, which was driven by foreign currency exchange rate fluctuations applied during the translation of the South Korean Won-denominated liability into U.S. Dollars at fiscal year-end) arising from an adverse lower court ruling currently under an active appeal (Refer to NOTE 6 - COMMITMENTS AND CONTINGENCIES), an unfavorable foreign exchange impact of $1.1 million, and a $320,000 write-off of deferred tax assets.

•	($8,374) attributable to foreign currency translation adjustments for the period.

The NCI in Sigbeat decreased by ($55,808), and the decrease was attributable to Sigbeat’s net loss of ($139,520) for the period.

As of June 30, 2025, the non-controlling interest was $3,349,861, which represents a $2,120,917 increase from $1,228,944 as of June 30, 2024. The net increase of $2,120,917 is broken down by subsidiaries for the year ended June 30, 2025, as follows:

The NCI in FTI increased by $97,315, and the increase was comprised of the following two items:

•	$79,070 attributable to FTI’s net income of $234,927 for the period.

•	$18,245 attributable to foreign currency translation adjustments for the period.

The NCI in Sigbeat increased by $2,023,602, and the increase was comprised of the following two items:

•	$23,602 attributable to Sigbeat’s net income of $59,005 for the period.

•	$2,000,000 attributable to Forge’s cash contribution in exchange for Common Stock.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. We have one reportable segment, consisting of the sale of wireless access products. The Chief Operating Decision Maker (“CODM”) assesses performance for the segment and allocates resources based on the consolidated net income (loss) of the company. The CODM uses the consolidated net (loss) income to evaluate the return on assets in deciding on resource allocation, monitor performance against budgets, and benchmark performance against competitors.

We generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area and the reconciliation of total segment sales less disclosed significant expenses to the segment’s measure of net (loss) income.

	Fiscal Years Ended June 30,
Net sales:	2026	2025
North America	$36,478,002	$46,081,244
Asia	36,403	5,657
Totals	$36,514,405	$46,086,901

	Fiscal Years Ended June 30,
Items:	2026	2025
Net sales	$36,514,405	$46,086,901
Cost of goods sold	(30,259,274)	(38,171,832)
Selling, general, and administrative expenses	(5,698,950)	(6,676,078)
Research and development expenses	(3,233,791)	(4,102,660)
Other segment items	(4,241,662)	2,723,240
Net loss	$(6,919,272)	$(140,429)

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2026	June 30, 2025
North America	$837,722	$929,173
Asia	150,463	157,821
Totals	$988,185	$1,086,994

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

Upon the adoption of ASC 326 and based on our evaluation of historical collection experience and current receivable balances, we recorded an allowance for doubtful accounts of $550,000 for the year ended June 30, 2026, bringing the total allowance to $709,074 as of June 30, 2026, compared to $159,074 as of June 30, 2025. For the year ended June 30, 2026, we recorded a bad debt expense of $555,600, which consisted of a reserve of $550,000 and direct write-off of uncollectible account of $5,600. For the year ended June 30, 2025, we recorded a bad debt expense of $158,400.

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

In accordance with ASC 830, transactions denominated in a currency other than an entity’s functional currency are remeasured into the functional currency. Resulting foreign currency transaction gains and losses are recognized in net (loss) income in the period in which they occur.

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

Contracts with Customers

Revenue from sales of products and services is derived from contracts with customers. The products and services promised in contracts primarily consist of hotspot routers. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract, primarily in the form of a purchase order. Since the customer typically agrees to a stated rate and price in the purchase order that does not vary over the life of the contract, the majority of our contracts do not contain variable consideration. While we continuously monitor product returns, we do not establish a formal provision for estimated warranties and returns because such costs are covered by our manufacturers. For the years ended June 30, 2026 and 2025 presented, these expenditures were not material.

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

The balances of our trade receivables are as follows:

	June 30, 2026	June 30, 2025
Accounts Receivable, net	$2,301,445	$1,330,504

We did not have any un-invoiced receivables in the periods ended June 30, 2026 and 2025.

Our contract liabilities are as follows:

	June 30, 2026	June 30, 2025
Undelivered products	$72,893	$125,300

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a single point in time accounted for 99.3% and 99.2% of net sales for the years ended June 30, 2026 and 2025, respectively.

Revenue recognized over a period of time is based on the percent completion of a project and accounted for under 0.7% and 0.8% of net sales for the years ended June 30, 2026 and 2025, respectively. The majority of our revenue recognized at a point in time is for the sale of hotspot router products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer at completion of the shipping process. As of June 30, 2026 and 2025, our contracts do not contain any unsatisfied performance obligations, except for undelivered products.

Cost of Goods Sold

All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of goods sold. Cost of goods sold also includes amortization expenses of approximately $540,000 and $790,000 related to capitalized product development costs associated with completed technology for the years ended June 30, 2026, and 2025, respectively.

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

As of June 30, 2026, and 2025, capitalized product development costs in progress were $22,582 and $452,676, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the years ended June 30, 2026 and 2025, we incurred $462,136 and $520,202, respectively in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive (loss) income.

Research and Development Costs

Costs associated with research and development are expensed as incurred. Research and development costs were $3,233,791 and $4,102,660 for the years ended June 30, 2026, and 2025, respectively.

Warranties

We provide a warranty for a period of twelve (12) to eighteen (18) months, which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, we have not experienced any material net warranty expenditures.

Shipping and Handling Costs

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statements of comprehensive income, were $363,110 and $276,311 for the years ended June 30, 2026, and 2025, respectively.

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

We may write down our inventory value for potential obsolescence and excess inventory.  For the years ended June 30, 2026, and 2025, we recorded $18,968 and $63,846 reserve allowance for inventories we have identified as obsolete or slow-moving. As of June 30, 2026 and 2025, the inventory reserve for obsolete or slow-moving items was $54,768 and $40,274, respectively.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the FTI acquisition in October 2009, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the years ended June 30, 2026, and 2025.

Intangible Assets, Net

The definite lived intangible assets consisted of the following as of June 30, 2026:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Technology in progress	Not Applicable	–	22,582	–	22,582
Software & trademark	5 years	1.8 years	433,778	359,673	74,105
Patents	10 years	5.0 years	94,557	36,777	57,780
Certifications & licenses	3 years	1.3 years	4,059,057	3,285,151	773,906
Total as of June 30, 2026			$4,609,974	3,681,601	928,373

The definite lived intangible assets consisted of the following as of June 30, 2025:

Definite lived intangible assets:	Expected Life	Average Remaining life	Gross Intangible Assets	Less Accumulated Amortization	Net Intangible Assets
Technology in progress	Not Applicable	–	452,676	–	452,676
Software & trademark	5 years	2.4 years	448,922	355,600	93,322
Patents	10 years	6.0 years	79,519	31,679	47,840
Certifications & licenses	3 years	1.4 years	3,166,828	2,746,554	420,274
Total as of June 30, 2025			$4,147,945	3,133,833	1,014,112

Amortization expense recognized for the years ended June 30, 2026 and 2025 were $573,439 and $827,091, respectively. For the year ended June 30, 2026, we had no disposals of certifications, licenses, or completed technology. For the year ended June 30, 2025, we disposed of fully amortized certifications and licenses of $824,706 and completed technology of $18,397.

The amortization expenses of the definite lived intangible assets for the next five years and thereafter are as follows

	FY2027	FY2028	FY2029	FY2030	FY2031	Thereafter
Total	$421,646	$334,587	$137,416	$11,766	$188	$188

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

We are not aware of any events or changes in circumstances during the year ended June 30, 2026, that would indicate that the long-lived assets are impaired.

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

(Loss) Earnings per Share Attributable to Common Stockholders

In accordance with ASC 260, basic (loss) earnings per share are calculated by dividing the net (loss) income by the weighted-average number of common shares that were outstanding for the period, without considering any potential future issuance of common shares. Diluted (loss) earnings per share is calculated by dividing the net income (loss) by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method. Potentially dilutive shares are comprised of common stock options outstanding under our stock plan. Diluted EPS excludes all dilutive potential common shares if their effect is nondilutive. Nondilutive shares are not taken into account when computing the weighted average number of shares used in the dilutive EPS calculation.

Concentrations of Credit Risk

We maintain our cash accounts with established commercial banks in the United States of America (the “U.S.”) and Korea. Such cash deposits exceed the Federal Deposit Insurance Corporation insured limit of $250,000 and the Korea Deposit Insurance Corporation insured limit of approximately $65,000 for each financial institution located in the U.S. and Korea, respectively. As of June 30, 2026, we have approximately $21.5 million and $9.5 million in uninsured deposits in the U.S and Korea, respectively, but we do not anticipate any losses on excess deposits.

We extend credit to our customers and perform ongoing credit evaluations of such customers. We evaluate our accounts receivable on a regular basis for collectability and provide an allowance for potential credit losses as deemed necessary. For the year ended June 30, 2026 and 2025, $550,000 and $158,400 reserves were recorded respectively.

Substantially all of our revenues are derived from sales of wireless data products. Any significant decline in market acceptance of our products or in the financial condition of our existing customers could impair our ability to operate effectively. A significant portion of our revenue is derived from a small number of customers. For the year ended June 30, 2026, net sales to our two largest customers represented approximately 61% and 28% of our consolidated net sales, respectively, and 0% and 44% of our accounts receivable balance as of June 30, 2026. During the six months ended June 30, 2026, we experienced a significant reduction in revenue from one of our major customers due to the discontinuation of a key product by this customer. We do not expect material future sales of this product to this customer. For the year ended June 30, 2025, net sales to our two largest customers represented approximately 61% and 33% of our consolidated net sales, respectively, and 34% and 57% of our accounts receivable balance as of June 30, 2025.

For the year ended June 30, 2026, we purchased the majority of our wireless data products from one manufacturing company located in Asia. If these manufacturers experience delays, capacity constraints—particularly as they reallocate production toward higher-margin Artificial Intelligence (“AI”) related components—or quality control problems, shipments to our customers could be delayed. Consequently, customers may elect to cancel purchase orders, which would negatively impact our revenue.

For the year ended June 30, 2026, we purchased wireless data products from one major supplier in the amount of $27,135,655, or 83.8% of total purchases, and had related accounts payable of $5,733,863, or 83.2%, as of June 30, 2026.

For the fiscal year ended June 30, 2025, we purchased wireless data products from two major suppliers totaling $31,999,540, representing 85.3% of total purchases. Specifically, purchases from these suppliers amounted to $18,268,052 (48.7%) and $13,731,488 (36.6%), respectively. As of June 30, 2025, outstanding accounts payable balances related to these suppliers were $0 and $5,641,183 (representing 69.5% of total accounts payable), respectively.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional details regarding income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted the ASU effective July 1, 2025, and the required disclosures are included in Note 4 of our Form 10-K for the fiscal year ended June 30, 2026. The adoption enhanced disclosures regarding rate reconciliation and income taxes paid, but had no impact on our consolidated financial position, results of operations, or cash flows.

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	June 30, 2026	June 30, 2025
Accrued payroll deductions owed to government entities	$48,062	$50,988
Accrued litigation contingency (1)	4,345,104	–
Accrued bonuses to an officer (2)	3,125,000	2,625,000
Accrued salaries (3)	–	132,377
Accrued vacation	169,545	174,108
Accrued commission for service providers	–	69,318
Accrued marketing development funds (4)	70,832	673,205
Other accrued liabilities (5)	72,048	72,048
Total	$7,830,591	$3,797,044

(1)	In January of 2025, the Company’s South Korea-based subsidiary, FTI was sued by Partron Co., Ltd., a South Korean manufacturer of electronic parts for mobile and telecommunication devices (“Partron”). (Refer to Note 6 – Commitments and Contingencies, Litigation).

On July 28, 2026, the Seoul Central District Court issued a partially adverse judgment against FTI in a civil lawsuit brought by Partron Co., Ltd. (“Partron) for alleged damages arising from the termination of supply contract negotiations. As a result of this ruling, FTI recognized a total litigation loss contingency of $4,345,104 for the fiscal year ended June 30, 2026. This accrued amount comprises the principal judgment award of $3,673,336 plus accrued statutory interest of $671,768 calculated through June 30, 2026. On August 6, 2026, FTI, through its legal counsel, filed a formal appeal against the judgment. The Company, through FTI, intends to vigorously contest the ruling through the appellate process to reverse the judgment.

(2)	The balance of Accrued Bonus to an officer consists of two components: the Quarterly Bonus and the Joint Venture Incentive. As of June 30, 2026, no cash payment has been made by the Company for either accrued amount.

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for the payment of an incentive to Mr. Kim, of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, for an aggregate total of $2 million, with the first such bonus accrued on December 31, 2022. Incentive bonuses of $500,000 have been accrued for each of the years ended June 30, 2026 and 2025, resulting in accrued bonus balances of $1,875,000 and $1,375,000 as of June 30, 2026 and 2025, respectively.

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

(3)	The Company accrued regular salaries of $132,377 to employees for the payroll period ended June 30, 2025, and the payment of the accrued salaries was made by the Company on July 1, 2025.

(4)	The Company accrued a liability for marketing development funds owed to a customer of $673,205 to provide financial support for its marketing and promotion programs of our products for the year ended June 30, 2025. During Fiscal 2026, the liability was impacted by $193,731 in additional accruals, $400,000 in MDF funds paid via customer credit memos, and a $396,104 write-off due to the underlying product reaching “end-of-life” status. Consequently, the outstanding accrued MDF liability as of June 30, 2026 was reduced to $70,832.

(5)	On or about December 7, 2023, the Company received an invoice from our prior landlord, Hunsaker & Associates, requesting payment of additional rent on its completed and expired lease of office space located at 9707 Waples Street, San Diego, CA as of December 31, 2023. This invoice of $142,978 purports to represent charges for variable cost increases during the prior 7 years of the lease, which was discounted by $46,274 and adjusted down to $96,704 for the three months ended June 30, 2024. The Company is currently reviewing these charges and will be requesting further validation of these charges, in accordance with its rights granted under the lease. For the year ended June 30, 2024, the Company recorded an additional rent expense of $96,704 and an accrued liability of $72,048 reflecting this pending invoice and a credit of $24,656 for our deposit on the leasehold property.

NOTE 4 - INCOME TAXES

Income tax benefit for the years ended June 30, 2026, and 2025 consists of the following:

	Years Ended June 30,
	2026			2025
	United States (Domestic)	Foreign (Non-U.S.)	Consolidated	United States (Domestic)	Foreign (Non-U.S.)	Consolidated
Current income tax expense:
Federal	$43,891	$–	$43,891	$33,736	$–	$33,736
State	14,569	–	14,569	800	–	800
Foreign	–	–	–	–	–	–
	58,460	–	58,460	34,536	–	34,536

Deferred income tax (benefit) expense:
Federal	(443,300)	–	(443,300)	189,057	–	189,057
State	(78,795)	–	(78,795)	(123,770)	–	(123,770)
Foreign	–	324,903	324,903	–	(144,990)	(144,990)
	(522,095)	324,903	(197,192)	65,287	(144,990)	(79,703)

(Benefit) provision for income taxes	$(463,635)	$324,903	$(138,732)	$99,823	$(144,990)	$(45,167)

The income tax benefit reconciles to the amount computed by applying the effective federal statutory income tax rate to the income before provision for income taxes as follows:

Schedule of income tax benefit reconciliation
	Years Ended June 30,
	2026					2025
	United States (Domestic)	Foreign (Non-U.S.)	Consolidated ($)	Consolidated (%)		United States (Domestic)	Foreign (Non-U.S.)	Consolidated ($)	Consolidated (%)
Federal income tax at statutory rate of 21% applied to loss before income taxes and extraordinary items	$(231,615)	$(1,254,294)	$(1,485,909)	21.0%		$(57,862)	$18,887	$(38,975)	21.0%
State tax, net of federal tax benefit	(51,119)	–	(51,119)	0.7%		(98,897)	–	(98,897)	53.3%
Meals and entertainment nondeductible portion	1,703	–	1,703	0.0%		1,826	(2,280)	(454)	0.2%
Section 162(m) limitation	–	–	–	0.0%		235,424	–	235,424	(126.7%	)
Other nondeductible expenses	–	53	53	0.0%		–	(19,333)	(19,333)	10.4%
Promotion and gift expenses	1,632	–	1,632	0.0%		706	–	706	(0.4%	)
Stock-based compensation	–	–	–	0.0%		(88,987)	–	(88,987)	47.9%
Imputed interest income	52,492	–	52,492	(0.7%	)	67,130	–	67,130	(36.2%	)
Research and development tax credit	(51,400)	–	(51,400)	0.7%		(50,535)	–	(50,535)	27.2%
True up	(175,866)	–	(175,866)	2.5%		96,735	(144,990)	(48,255)	26.0%
Others, net	(13,287)	140,570	127,283	(1.8%	)	(10,175)	847	(9,328)	5.0%
Change in valuation allowance	–	1,438,574	1,438,574	(20.3%	)	–	–	–	0.0%
Stock transfer fees	3,825	–	3,825	(0.1%	)	4,458	–	4,458	(2.4%	)
Foreign rate differential	–	–	–	0.0%		–	1,879	1,879	(1.0%	)
(Benefit) provision for income taxes	$(463,635)	$324,903	$(138,732)	2.0%		$99,823	$(144,990)	$(45,167)	24.3%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	Years Ended June 30,
	2026			2025
	United States (Domestic)	Foreign (Non-U.S.)	Consolidated	United States (Domestic)	Foreign (Non-U.S.)	Consolidated
Deferred tax assets:
Net operating loss carryforwards	$320,853	$594,099	$914,952	$620,925	$331,241	$952,166
Operating lease liabilities	218,630	–	218,630	267,067	–	267,067
Stock-based compensation	36,300	–	36,300	35,677	–	35,677
Intangibles	513,677	–	513,677	428,095	–	428,095
Research and development capitalization	1,661,953	–	1,661,953	1,340,462	–	1,340,462
Accrued vacation and paid time off	11,381	–	11,381	18,703	–	18,703
Accrued compensation and bonuses	668,018	4,876	672,894	362,041	–	362,041
Accrued expenses and other liabilities	–	–	–	9,709	7,437	17,146
Inventory reserves and valuation allowances	2,944	9,019	11,963	2,335	6,094	8,429
Tax credits carryforwards	250,997	–	250,997	255,597	–	255,597
State tax credit carryforwards	168	–	168	168	–	168
Allowance on contingency	–	955,923	955,923	–	–	–
Allowance for doubtful accounts	151,432	–	151,432	33,279	–	33,279
Property, plant, and equipment	9,954	2,285	12,239	–	–	–
Total gross deferred tax assets	3,846,307	1,566,202	5,412,509	3,374,058	344,772	3,718,830
Deferred tax liabilities:
Deferred state income taxes	(87,172)	–	(87,172)	(73,185)	–	(73,185)
Property, plant, and equipment	–	–	–	(612)	2,468	1,856
Unrealized gains (losses)	(94,805)	–	(94,805)	(109,341)	–	(109,341)
Operating right-of-use assets	(215,853)	–	(215,853)	(264,538)	–	(264,538)
Total deferred tax liabilities	(397,830)	–	(397,830)	(447,676)	2,468	(445,208)
Less: valuation allowance	–	(1,566,202)	(1,566,202)	–	–	–
Net deferred tax assets	$3,448,477	$–	$3,448,477	$2,926,382	$347,240	$3,273,622

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

We evaluate the available positive and negative evidence supporting the realization of our gross deferred tax assets, including historical financial results, the scheduled reversal of deferred tax liabilities, and the amount and timing of forecasted future taxable income. Based on this evaluation, management determined that it is more likely than not that our U.S. federal and state deferred tax assets will be fully realized, and accordingly, no valuation allowance was recorded for U.S. deferred tax assets as of June 30, 2026, or 2025.

Conversely, during the fiscal year ended June 30, 2026, based on the weight of available evidence, including cumulative losses incurred by our foreign subsidiary, management determined that it was no longer more likely than not that the foreign deferred tax assets would be realized. Consequently, a 100% valuation allowance was recorded against all foreign deferred tax assets as of June 30, 2026, whereas no valuation allowance was recorded against foreign deferred tax assets as of June 30, 2025.

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

As of June 30, 2026, the Company had federal and state net operating loss (NOL) carryforwards of approximately $1.1 million and $0.6 million, respectively. Under current U.S. federal tax law, federal net operating loss carryforwards generated in tax years ending after December 31, 2017, of approximately $1.1 million, carry forward indefinitely. The Company has no pre-TCJA federal net operating loss carryforwards. The state net operating loss carryforwards of approximately $0.6 million will begin to expire in 2043. The utilization of net operating loss carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax provisions.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, which have been considered in the Company’s computation of its deferred tax assets, is as follows:

Balance as of June 30, 2024	$414,326
Gross decrease	(192,199)
Balance as of June 30, 2025	222,127
Gross increase	12,269
Balance as of June 30, 2026	$234,396

If recognized, the total amount of unrecognized tax benefits as of June 30, 2026, would favorably affect the Company’s effective tax rate. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

ASC 740 requires us to accrue interest and penalties where there is an underpayment of taxes based on our best estimate of the amount ultimately to be paid. Our policy is to recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. For the fiscal years ended June 30, 2026, and 2025, we recognized no interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statutes of limitations for its U.S. federal income tax returns remain open for fiscal years 2022 and onward, and state and local income tax returns remain open for fiscal years 2021 and onward.

The components of (loss) income before income taxes by jurisdiction for the fiscal years ended June 30, 2026, and 2025 are as follows:

	Years Ended June 30,
	2026	2025
United States (Domestic)	$(1,102,927)	$(275,533)
Foreign (Non-U.S.)	(5,972,831)	89,937
Consolidating adjustments and eliminations	17,754	–
Total loss before income taxes	$(7,058,004)	$(185,596)

Loss before income taxes is derived from operations conducted in the United States and one foreign jurisdiction. Domestic results primarily reflect the Company’s U.S. operations, while foreign income primarily relates to the Company’s international subsidiary.

Pursuant to ASU 2023-09, the following table presents disaggregated income taxes paid, net of refunds received, for the jurisdictions that individually represent greater than 5% of total income taxes paid for the fiscal years ended June 30, 2026, and 2025:

	Years Ended June 30,
	2026	2025
Federal	$130,000	$40,000
State	(1,600)	800
Foreign (Non-U.S.)	–	–
Total income taxes paid, net of (refunds)	$128,400	$40,800

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

For the years ended June 30, 2026, and 2025, we were in a net loss position and have excluded 142,000 and 392,001 stock options from the calculation of diluted net loss per share because these securities are anti-dilutive.

The weighted average number of shares outstanding used to compute loss per share is as follows:

	Year Ended June 30,
	2026	2025
Net loss attributable to Parent Company	$(4,743,808)	$(243,101)
Weighted-average shares of common stock outstanding:
Basic	11,784,280	11,784,280
Dilutive effect of common stock equivalents arising from stock options	–	–
Diluted Outstanding shares	11,784,280	11,784,280
Basic loss per share attributable to Parent Company stockholders	$(0.40)	$(0.02)
Diluted loss per share attributable to Parent Company stockholders	$(0.40)	$(0.02)

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

Effective January 1, 2024, we leased approximately 11,400 square feet of office space in San Diego, California. The lease has an initial term of 65 months, expiring on May 31, 2029. The monthly rent for the first year was $27,789, subject to a fixed three percent annual increase every first of January, and the lease includes one month of rent abatement each year. In addition to the base monthly rent, the lease also requires payment for certain common area costs. We maintain appropriate insurance coverage and believe the facility is suitable and adequate for our present needs. Rent expense related to this property was $345,150 and $337,322 for the years ended June 30, 2026 and 2025, respectively.

Our Korea-based subsidiary, FTI, leases approximately 10,000 square feet of office space, at a monthly rent of approximately $6,400, and additional office space consisting of approximately 2,682 square feet at a monthly rent of approximately $2,100, both located in Seoul, South Korea. These leases expired on August 31, 2026, and were extended for an additional 24 months to August 31, 2028. In addition to monthly rent, the leases provide for periodic cost of living increases in the base rent and payment for certain common area costs. These facilities are covered by an appropriate level of insurance, and we believe them to be suitable for our use and adequate for our present needs. Rent expense related to these leases was $102,510 and $105,889 for the years ended June 30, 2026 and 2025, respectively.

We leased one corporate vehicle on December 1, 2024, in San Diego, California, for our employees, under a non-cancelable lease that expires on November 30, 2027. Rent expense related to this lease was $5,947 and $3,469 for the years ended June 30, 2026 and 2025, respectively.

We leased another corporate vehicle on April 28, 2026, in San Diego, California, for our employee, under a non-cancelable lease that expires on July 28, 2029. Rent expense related to this lease was $1,885 and $0 for the years ended June 30, 2026 and 2025, respectively.

We used discount rates of 7.0% and 6.0% in determining our operating lease liabilities for the office spaces in San Diego, California, and South Korea, respectively, and used a discount rate of 7.0% and 3.9% in determining our lease liabilities for the vehicles in the order of lease inception date, respectively. These rates represented our incremental borrowing rates at that time. Short-term leases with initial terms of twelve months or less are not capitalized. The office leases of our Korea-based subsidiary were extensions of previous leases and do not contain any further extension provisions.

Rent expenses for the years ended June 30, 2026, and 2025 were $477,478 and $469,910 respectively. In accordance with ASC 842, the components of the lease expense and supplemental cash flow information related to leases for the years ended June 30, 2026, and 2025 are as follows:

	Years ended June 30,
	2026	2025
Operating lease expense	$447,660	$443,211
Vehicle leases expense	7,832	6,473
Short term leases cost	21,986	20,226
Total lease expense	$477,478	$469,910

In accordance with ASC 842, future minimum payments under operating leases are as follows:

Operating Lease
Fiscal 2027	$382,595
Fiscal 2028	397,655
Fiscal 2029	371,050
Total lease payments	1,151,300
Less imputed interest	(112,599)
Total	$1,038,701

Remaining lease term-operating lease in San Diego, California	2.9 years
Discount rate-operating lease in San Diego, California	7%
Remaining lease term-operating lease in South Korea	0.2 years
Discount rate-operating lease in South Korea	6%
Remaining lease term-vehicle lease in San Diego, California	1.4 years
Discount rate-vehicle lease in San Diego, California	7%
Remaining lease term-vehicle lease in San Diego, California	3.0 years
Discount rate-vehicle lease in San Diego, California	4%

Litigation

The Company is from time to time involved in certain legal proceedings and claims arising in the ordinary course of business.

FTI Litigation in Korea

In January 2025, Partron Co., Ltd. (“Partron”), a South Korean electronic components manufacturer, filed a lawsuit in the Korean Seoul Central District Court against Franklin Technology Inc. (“FTI”), a South Korea-based consolidated subsidiary in which the Company holds an approximate 66.34% equity interest. The complaint alleged that FTI breached a Confidentiality Agreement by utilizing Partron’s Qualcomm account credentials to design products with an alternative manufacturing vendor. Partron further alleged that, in reliance on FTI’s requests, it procured semiconductor components from third-party suppliers (including Qualcomm and Dasaron Corporation) which FTI subsequently failed to purchase, violating the South Korean Unfair Competition Prevention Act and other legal doctrines. On January 20, 2026, Partron adjusted its primary claim to $8,895,120, including interest.

On July 28, 2026, the Seoul Central District Court (62nd Civil Division) issued a ruling partially against FTI, ordering FTI to pay damages of approximately $3,673,336 USD, plus pre-judgment interest at 5% per annum from November 4, 2022 through July 16, 2026, and post-judgment interest at 12% per annum from July 17, 2026 until paid in full.

On August 6, 2026, FTI filed a notice of appeal with the Appellate Division of the South Korean Court and is currently preparing its appellate brief, which is due by September 16, 2026. FTI continues to vigorously defend its position.

As a result of the court’s ruling, FTI recorded a total litigation loss contingency of $4,345,104 in its consolidated financial statements for the fiscal year ended June 30, 2026. This accrued amount comprises the principal judgment award of $3,673,336 and accrued statutory interest of $671,768 calculated through June 30, 2026.

While the Company is not individually named as a defendant in this action, FTI is a consolidated subsidiary. FTI is actively pursuing an appeal; however, any ultimate adverse judgment or adjustments to this accrued loss contingency, or defense costs for collection actions against the Company could further impact the Company’s consolidated financial position and results of operations.

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

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2026, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of June 30, 2026.

Loan Agreement with Subsidiary, FTI

On March 21, 2022, Franklin Wireless Corp. (the “Company”) entered into a Loan Agreement with its South Korean subsidiary, FTI, under which the Company agreed to loan US$10,000,000 to FTI. The Company owns a majority of the outstanding equity of FTI. FTI’s primary business is providing design and development services to the Company for our wireless products. As part of the loan transaction, FTI delivered a $10 million Promissory Note to the Company (the “Note”). In the preparation of consolidated financial statements of the Company, the transactions and balances related to the loan of $10 million, including the accrued interest for the year ended June 30, 2026, were eliminated as intercompany transactions.

Subsequent to the fiscal year ended June 30, 2026, the loan was terminated and settled, and all funds were transferred back to the Company’s controlled accounts in the United States.

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

In the amendment, Mr. Kim also agrees that, for a period of two years after termination, he will not disparage the Company or its officers, solicit any of its employees to terminate their employment, or disclose any of the Company’s proprietary information. In addition, the amendment provides for the payment of an incentive bonus to Mr. Kim of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, with the first such bonus due on December 31, 2022. Incentive bonuses of $500,000 have been accrued for each of years ended June 30, 2026 and June 30, 2025, resulting in accrued bonus balances of $1,875,000 and $1,375,000 as of June 30, 2026, and June 30, 2025, respectively. As of June 30, 2026, no payment for the accrued bonuses has been made by the Company.

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

On January 16, 2025, the Company accrued the deferred incentive bonus of $1,250,000 to OC Kim, its President, and recognized a receivable for the deferred $1,000,000 settlement amount owed by Mr. Kim to the Company. As of June 30, 2026, no payment for the accrued bonus has been made to Mr. Kim by the Company, and the receivable of $1,000,000 from Mr. Kim was partially settled through the May 8, 2025 option repurchase transaction, in which the $337,404 net proceeds otherwise payable to Mr. Kim were applied against the receivable. This leaves a remaining settlement balance of $662,596 owed by Mr. Kim as of June 30, 2026.

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

The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. We periodically revise the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. There was compensation expense of $0 and $350,593 recorded under this method for the years ended June 30, 2026, and 2025, respectively. As of June 30, 2026, 142,000 shares of Common Stock under the 2020 Plan are available.

A summary of the status of our stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding as of June 30, 2024	627,001	$4.22	1.89	$91,750
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	(35,000)	4.25	–	–
Repurchased(1)	(200,000)	3.38	–	–
Outstanding as of June 30, 2025	392,001	$4.64	0.58	$117,600
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	(250,001)	5.40	–	–
Outstanding as of June 30, 2026	142,000	$3.38	0.49	$–

Exercisable as of June 30, 2026	142,000	$3.38	0.49	$–

(1)	In May 2025, the Company repurchased 200,000 vested stock options from OC Kim, its President, which had been previously granted through its 2020 employee stock option plan.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.54 as of June 30, 2026, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options outstanding as of June 30, 2026, in the amount of 142,000 shares was $2.83 per share.

As of June 30, 2026, there was no unrecognized compensation cost related to non-vested stock options granted.

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

For the year ended June 30, 2026, no shares of common stock were issued, and there were 11,784,280 shares issued and outstanding as of June 30, 2026, and 2025.

Preferred Stock

We have been authorized to issue 10,000,000 shares of preferred stock. $0.01 par value, but no preferred stock is issued and outstanding as of June 30, 2026 and 2025.

Treasury Stock

We had 2,549,208 shares of treasury stock, valued at $3,554,893 (based on the costs that we agreed to repurchase) as of June 30, 2026 and 2025.

Cash Dividends

On November 4, 2025, our Board of Directors declared a cash dividend of $0.04 per share on our common stock, totaling $471,371. The dividend was payable to shareholders of record at the close of business on November 14, 2025. We recorded the dividend declaration as a reduction to Retained Earnings and a corresponding increase in Dividends Payable on November 4, 2025. On December 2, 2025, we completed the cash payment, which resulted in a decrease in both Cash and Dividends Payable. As of June 30, 2026, there were no unpaid dividends remaining in the Company’s liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

For the years ended June 30, 2026 and 2025, we purchased EMS from Forge in the amount of approximately $27.1 million and $13.7 million, respectively, and had related accounts payable of approximately $5.7 million and $5.6 million as of June 30, 2026 and 2025, respectively.

On November 10, 2022, the Company and OC Kim, its President, entered into an amendment of the employment agreement dated September 7, 2021. The amendment provides for the payment of an incentive to Mr. Kim, of $125,000 for each calendar quarter during the remaining four-year term of the employment agreement, for an aggregate total of $2 million, with the first such bonus accrued on December 31, 2022. Incentive bonuses of $500,000 have been accrued for each of the years ended June 30, 2026, resulting in accrued bonus balances of $1,875,000 as of June 30, 2026.

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

On May 8, 2025, we entered into an Option Repurchase Agreement with Mr. Kim under which it repurchased certain vested options for a total value of $746,067. Of this amount, $408,663 was withheld to satisfy applicable employee payroll and income tax withholding obligations in accordance with federal and state tax requirements, and the remaining net cash proceeds of $337,404 were applied directly to reduce Mr. Kim’s $1,000,000 receivable balance owed to the Company.

As of June 30, 2026, the Company has not made any cash payments toward Mr. Kim’s total accrued bonus of $3,125,000 (comprising the $1,875,000 Quarterly Bonus and the $1,250,000 Joint Venture Incentive). Additionally, no cash payments have been received for the remaining $662,596 settlement balance owed by Mr. Kim, which reflects his original $1,000,000 debt offset by $337,404 in net proceeds from the May 2025 option repurchase.

Excluding what was previously described, there have not been any transactions entered into or have been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 10 – SUBSEQUENT EVENTS

The FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated all events or transactions that occurred after June 30, 2026, up through the date the financial statements were available to be issued.

Other than as described in NOTE 6 (COMMITMENTS AND CONTINGENCIES – Litigation - FTI Litigation in Korea), we did not have any material recognizable subsequent events required to be disclosed to the financial statements as of June 30, 2026.

